Form 10-Q
period 2005-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2005-05-16
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐                               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-32203

Prospect Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0564370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6083 Bristol Parkway, Suite 100 Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 338-8677
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 9, 2005, was 4,677,882.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2005	September 30 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,609,154	$20,330,754
Investments, primarily restricted certificates of deposit	1,150,802	512,687
Risk pool receivables	225,588	87,979
Other receivables, net of allowances of $676,000 and $662,000 at March 31, 2005 and September 30, 2004	1,201,168	1,122,864
Notes receivable, current portion	75,445	281,064
Prepaid expenses and other	913,348	607,077
Recoverable income taxes	1,089,046	0
Deferred income taxes, net	1,438,435	1,605,478
Total current assets	17,702,986	24,547,903

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	726,973	714,619
Equipment	3,456,672	3,291,307
Furniture and fixtures	513,593	536,869
	4,737,858	4,583,415
Less accumulated depreciation and amortization	(3,296,151)	(2,977,411)
Property, improvements and equipment, net	1,441,707	1,606,004

Notes receivable, long term portion	603,112	617,545
Prepaid expenses and other, long term portion	476,592	102,958
Goodwill	31,466,553	31,461,303
Other intangible assets, net	1,774,120	1,952,291

Total assets	$53,465,070	$60,288,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$13,254,605	$13,323,622
Accounts payable and other accrued liabilities	5,150,355	7,523,808
Current maturities of long-term debt and capital leases	2,000,000	6,841,887
Total current liabilities	20,404,960	27,689,317

Long-term debt, less current maturities	7,166,667	8,166,667
Deferred income taxes	887,246	796,427
Other long-term liabilities	185,000	685,000
Total liabilities	28,643,873	37,337,411

Minority interest	68,597	63,653

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,991,246 and 2,265,237 shares issued and outstanding at March 31, 2005 and September 30, 2004	19,912	22,652
Common stock, $0.01 par value; 40,000,000 shares authorized 4,630,111 and 4,344,525 shares issued and outstanding at March 31, 2005 and September 30, 2004	46,301	43,445
Additional paid-in capital	18,428,746	18,630,525
Deferred compensation	(174,092)	(232,871)
Retained earnings	6,431,733	4,423,189
Total shareholders’ equity	24,752,600	22,886,940

Total liabilities and shareholders’ equity	$53,465,070	$60,288,004

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004

Revenues	$32,330,622	$32,987,455	$65,611,458	$58,844,870
Cost of Revenues	23,656,214	23,355,803	48,456,826	42,240,146

Gross margin	8,674,408	9,631,652	17,154,632	16,604,724

Operating expenses:
General and administrative	6,550,266	6,891,046	13,123,077	12,055,370
Depreciation and amortization	263,680	216,681	496,910	332,807
Total operating expenses	6,813,946	7,107,727	13,619,987	12,388,177

Operating income (loss) from unconsolidated joint venture	(143,396)	62,939	97,682	200,751

Operating income	1,717,066	2,586,864	3,632,327	4,417,298

Other (income) expense:
Investment income	(99,407)	(6,342)	(177,388)	(23,876)
Interest expense	271,414	21,226	449,416	54,873
Total other (income) expense, net	172,007	14,884	272,028	30,997

Income before income taxes	1,545,059	2,571,980	3,360,299	4,386,301
Provision for income taxes	618,650	1,051,323	1,346,809	1,738,271

Net income before minority interest	926,409	1,520,657	2,013,490	2,648,030

Minority interest	4,561	6,434	4,945	11,739

Net income	$921,848	$1,514,223	$2,008,545	$2,636,291

Net income per common share:
Basic	$0.20	$0.35	$0.45	$0.61
Diluted	$0.11	$0.21	$0.23	$0.42
Weighted average shares outstanding:
Basic	4,549,828	4,344,525	4,446,048	4,299,073
Diluted	8,757,795	7,090,700	8,716,551	6,245,810

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31
	2005	2004
Operating activities
Net income	$2,008,545	$2,636,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	496,910	332,807
Provision for bad debts	15,555	196,894
Loss on disposal of assets	—	1,159
Deferred income taxes, net	257,862	327,608
Change in deferred compensation	58,779	73,349
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Risk pool receivables	(137,608)	121,571
Other receivables	(93,859)	(72,555)
Prepaid expenses and other	(679,906)	186,588
Income taxes receivable	(1,089,046)
Accrued medical claims and other health care costs payable	(69,017)	(246,292)
Accounts payable and other accrued liabilities	(2,873,452)	(728,128)
Net cash (used in) provided by operating activities	(2,105,237)	2,456,116

Investing activities
Purchases of property, improvements and equipment	(154,443)	(365,613)
Cash paid for acquisitions, net of cash received	—	(3,318,171)
Payments on notes receivable	220,051	—
Capitalized acquisition costs	(5,250)	(587,360)
Increase in restricted certificates of deposit	(638,115)	(47,178)
Other	4,945	52,857
Net cash used in investing activities	(572,812)	(4,265,465)

Financing activities
Repayment of note payable to shareholder	—	(500,000)
Net repayments on line of credit	(5,000,000)	(2,050,000)
Repayments of note payable and capital leases	(841,888)	(666,815)
Issuance of common and preferred stock, net of issuance costs	(201,663)	11,004,812
Net cash (used in) provided by financing activities	(6,043,551)	7,787,997

Net increase (decrease) in cash and cash equivalents	(8,721,600)	5,978,648

Cash and cash equivalents at beginning of period	20,330,754	6,516,907

Cash and cash equivalents at end of period	$11,609,154	$12,495,555

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$3,513,124	$1,398,600
Interest	$376,846	$67,214

Details of businesses acquired:
Fair value of assets acquired		$19,161,171
Liabilities assumed or created		(8,661,171)
Less cash acquired		(7,181,829)
Net cash paid for acquisitions		$3,318,171

Common stock issued in exchange for services rendered		$279,510

PROSPECT MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Reporting Entity

Prospect Medical Holdings, Inc. (Prospect or the Company) a Delaware corporation, was incorporated on May 12, 1993. The Company is a health care management services organization that develops integrated delivery systems, and provides medical management systems and services to affiliated medical organizations. The affiliated medical organizations employ and/or contract with physicians and professional medical corporations, and contract with managed care payors. Prospect  manages the provision of prepaid health care services for its affiliated medical organizations in Southern California.

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended September 30, 2004. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the September 30, 2004 audited financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our September 30, 2004 audited financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2005.

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Revenues are comprised of the following amounts:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Capitation	$31,411,215	$31,744,867	$63,929,977	$56,859,315
Fee for service	563,323	1,014,717	1,063,604	1,542,437
Management fees	214,171	208,550	426,934	418,458
Other	141,913	19,321	190,943	24,660
Total revenues	$32,330,622	$32,987,455	$65,611,458	$58,844,870

3.  Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” provides an alternative to Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 encourages, but does not require, that compensation expense for grants of stock, stock options and other equity instruments to employees be based on the fair value of such instruments. The statement also allows companies to continue to measure compensation expense using the intrinsic value method prescribed by APB Opinion No. 25.

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized, although, in certain circumstances, the current market price has exceeded the exercise price, in which case we have recorded stock compensation expense equal to the difference between the market price and the exercise price over the vesting period.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123 to provide, among other things, alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.

The Company has adopted the disclosure requirements under SFAS No. 148. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for the three and six month periods ended March 31, 2004 and 2005.

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Net income, as reported	$921,848	$1,514,223	$2,008,545	$2,636,291
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method, included in net income	29,389	36,675	58,779	73,350
Deduct: Stock-based employee compensation expense determined under the fair-value based method	(41,496)	(24,058)	(319,439)	(94,477)
Net adjustment	(12,107)	12,617	(260,660)	(21,127)
Pro forma net income	$909,741	$1,526,840	$1,747,885	$2,615,164

Earnings per share:
Basic—as reported	$0.20	$0.35	$0.45	$0.61
Basic—pro forma	$0.20	$0.35	$0.39	$0.61
Diluted—as reported	$0.11	$0.21	$0.23	$0.42
Diluted—pro forma	$0.10	$0.22	$0.20	$0.42

The fair value of the options granted in 2004 and 2005 was estimated at the date of grant using a Minimum Value option pricing model with the following weighted average assumptions:

Expected market price of the Company’s common stock on the date of grant	$7.15	$3.07	$6.45 to $7.15	$3.07
Weighted average expected life of the options	4 years	4 years	4 years	4 years
Risk-free interest rate	4.17%	3.00%	3.50% to 4.17%	3.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Basic earnings per common share:
Numerator – net income	$921,848	$1,514,223	$2,008,545	$2,636,291

Denominator – weighted average number of common shares outstanding	4,549,828	4,344,525	4,446,048	4,299,073

Basic earnings per common share	$0.20	$0.35	$0.45	$0.61

Diluted earnings per common share:
Numerator – net income	$921,848	$1,514,223	$2,008,545	$2,636,291

Denominator:
Weighted average number of common shares outstanding	4,549,828	4,344,525	4,446,048	4,299,073
Diluted stock options, warrants and preferred shares	4,207,967	2,746,175	4,270,503	1,946,737
	8,757,795	7,090,700	8,716,551	6,245,810

Diluted earnings per common share	$0.11	$0.21	$0.23	$0.42

The Minimum Value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

On October 13, 2004, the Financial Accounting Standards Board concluded that Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for annual periods beginning after June 15, 2005. SFAS No. 123R will eliminate our ability to account for share-based compensation using the intrinsic value method permitted under Opinion No. 25. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. Any adjustments to recognize share-based liabilities at fair value from the beginning of the year through the date of adoption will be recognized as a cumulative effect of a change in accounting principle. We intend to apply the new rules beginning October 1, 2005, as required.

4.  Related Party Transactions

The Company has an employment agreement with our Chief Executive Officer, Jacob Y. Terner, which is for a three-year term ending on August 1, 2005. The agreement provides for a specified annual compensation and in the event that the Company terminates Dr. Terner’s employment without cause, the Company will be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996. The contingent termination obligation was capped at $1,237,500, effective September 30, 2004. Since the Company has not indicated any intention to terminate Dr. Terner, no such potential liability is accrued as of March 31, 2005.

Prospect Medical Group, Inc. (PMG), which is wholly owned by Dr. Terner, and whose accounts are consolidated in these financial statements under EITF 97-2, maintains an intercompany account with Prospect Medical Holdings, Inc. The intercompany account has historically represented a significant receivable for PMG which, because of its intercompany nature, generally was not includable in the HMOs’ and regulatory agencies’ determination of tangible net equity (TNE). In the event that PMG was required by the HMOs or regulatory agencies to maintain a positive TNE and positive working capital, Dr. Terner had agreed to personally guarantee the intercompany account receivable due from Prospect Medical Holdings, Inc. up to a level sufficient to enable PMG to attain positive TNE and working capital.

On June 1, 2003, in consideration for Dr. Terner’s personal guarantee and pledge, the Compensation Committee of the Board of Directors granted to Dr. Terner a six-year, non-qualified stock option to purchase 800,000 shares of common stock at $3.00 per share. During its term, Dr. Terner’s personal guarantee was supported through the pledge of certain of his personal assets. Dr. Terner agreed to maintain his personal guarantee and collateral in effect until PMG had positive tangible net equity. This personal guarantee arrangement was terminated by the Board of directors effective January 19, 2005.

5.  Long Term Debt

Long-term debt at March 31, 2005 consists of the following:

Term loan	$9,166,667
Less current maturities	(2,000,000)
$7,166,667

On September 27, 2004, the Company entered into a new credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off its existing term loan and revolving credit facility. The Company borrowed $5,000,000 on the RFC revolving credit facility on September 29, 2004, which was repaid on October 4, 2004.

The RFC revolving credit facility commitment is for three years, with interest at prime plus 0.5% per annum and an unused line fee of 0.25% per annum. The RFC term loan is amortized over a five-year period with principal payments of $166,667 per month, plus interest payable monthly on the outstanding balance at prime plus 2.0% per annum. The remaining balance of the term loan is due and payable in full after 36 months. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without consent, from using net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

The Company exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. The actual senior debt/EBITA ratio as of September 30, 2004 and December 31, 2004 was 1.57 and 1.51, respectively. Effective April 7, 2005, RFC has waived these covenant violations. RFC, in addition, agreed to exclude certain items from the covenant computations for a twelve month period, the exclusion of which enabled the Company to meet the minimum fixed charge coverage ratio at December 31, 2004. The Company was in compliance with all required covenants as of March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements for the year ended September 30, 2004 appearing in our registration statement on Form 10 filed with the Securities and Exchange Commission.

This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “expect,” “potential,” “scheduled,” “estimate,” “intend,” “seek,” “goal,” “may” and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. Investors are urged to read these statements carefully, and are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume any responsibility for the accuracy and completeness of such statements in the future. Subject to applicable law, we do not plan to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•                  Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

•                  Our working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

•                  If the value of our goodwill and intangible assets with indefinite useful lives becomes impaired, the impaired portion will have to be written off, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

•                  We may not be able to make any additional significant acquisitions without first obtaining additional financing and obtaining the consent of our commercial lender.

•                  If we are not able to comply with the financial covenants and other conditions required by our loan agreement with our commercial lender, our lender could require full repayment of the loan, which would negatively impact our liquidity and preclude us from making further acquisitions.

•                  Substantially all of our revenues are generated from contracts with a limited number of HMOs, and if our affiliated physician organizations were to lose HMO contracts or to renew HMO contracts on less favorable terms, our revenues and profitability could be significantly reduced.

•                  Our profitability may be reduced or eliminated if we are not able to manage health care costs of our affiliated physician organizations effectively.

•                  Our operating results could be adversely affected if our actual health care claims exceed our reserves.

•                  We may be exposed to liability or fail to estimate IBNR claims accurately if we cannot process our increased volume of claims accurately and timely.

•                  Medicare and private third-party payer cost containment efforts and reductions in reimbursement rates could reduce our revenue and our cash flow.

•                  Risk-sharing arrangements that our affiliated physician organizations have with HMOs and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

•                  If we do not successfully integrate the operations of acquired physician organizations into our service network, our costs could increase, our business could be disrupted, and we may not be able to realize the anticipated benefits from those acquisitions.

•                  When we acquire operations that have historically operated at a loss, we may not be able to reverse those losses and operate those businesses at a profit, which could reduce our earnings.

•                  If we are unable to identify suitable acquisition candidates or to negotiate or complete acquisitions on favorable terms, our prospects for growth could be limited.

•                  Any acquisitions we complete in the future could potentially dilute the equity interests of our current stockholders or could increase our indebtedness and cost of debt service, thereby reducing our net income and profitability.

•                  We operate in a competitive market; increased competition could adversely affect our revenues.

•                  Failure to comply with federal and state regulations could result in substantial penalties and changes in business operations.

•                  Future reforms in health care legislation and regulation could reduce our revenues and profitability.

•                  Whenever we seek to acquire an IPA, an HMO that has a contract with that IPA could potentially refuse to consent to the transfer of its contract, and this could deter us from completing the acquisition or could deprive us of the enrollees and revenues associated with that HMO contract if we chose to complete the acquisition without the HMO’s consent.

•                  Our profitability could be adversely affected by any changes that would reduce payments to HMOs under government-sponsored health care programs.

•                  Our revenues and profits could be diminished if we lose the services of key physicians in our affiliated physician organizations.

•                  Because our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

•                  We are required to upgrade and modify our management information systems to accommodate growth in our business and changes in technology and to satisfy new government regulations. As we seek to implement these changes, we may experience complications, delays and increasing costs, which could disrupt our business and reduce our profitability.

•                  If we were to lose the services of Dr. Terner or other key members of management, we might not be able to replace them in a timely manner with qualified personnel, which could disrupt our business and reduce our profitability and revenue growth.

•                  We and our affiliated physician organizations may become subject to claims of medical malpractice or HMO bad-faith liability claims for which our insurance coverage may not be adequate. Such claims could materially increase our costs and reduce our profitability.

•                  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations, which could decrease the market value of our common stock.

•                  The NASD has conducted an informal inquiry regarding trading in our common stock.

•                  If we are not able to develop or sustain an active trading market for our common stock, it may be difficult for stockholders to dispose of their common stock.

•                  Even if an active market develops for our common stock, the market price of our stock is likely to be volatile.

•                  If our common stock becomes subject to the SEC’s penny stock rules, our stockholders may find it difficult to sell their stock.

•                  The availability of a substantial number of shares of our common stock for future sale could cause the market price of our common stock to decrease, even if our business is doing well, thus making it more difficult for a market in our stock to develop, and could also make it more difficult for us to raise additional equity capital from investors.

Investors should also refer to our Form 10 registration statement filed with the Securities and Exchange on April 7, 2005 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

Prospect Medical Holdings, Inc. (we, or the “company”) is a health care management services organization. We provide management services to affiliated physician organizations that operate as independent physician associations (“IPAs”) or medical clinics.  Our affiliated physician organizations enter into agreements with health maintenance organizations (“HMOs”) to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments.

The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services. The medical clinics employ their primary care physicians, which provide the vast majority of their medical services, while contracting with specialist physicians and other health care providers to provide other required medical services.

Through our management subsidiaries – Prospect Medical Systems, Sierra Medical Management and Pinnacle Health Resources (through September, 2004) – we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, utilization management, quality assurance, medical management, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

Our management subsidiaries currently provide management services to twelve affiliated physician organizations, which include Prospect Medical Group, ten other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which Prospect Medical Group owns a 50% interest.  We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations.  Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

The twelve affiliated physician organizations provide medical services to a combined total of approximately 182,000 HMO enrollees at March 31, 2005, including the AMVI Prospect Health Network enrollees comprising approximately 5,400 enrollees that we manage for our own economic benefit, and 7,300 enrollees that we manage for the economic benefit of our partner in this joint venture, for which we earn management fee income. Currently, our affiliated physician organizations have contracts with approximately ten HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee paid by the HMOs.

Our consolidated business has grown through the acquisition of IPAs by Prospect Medical Group. Our plan is for Prospect Medical Group to continue to acquire additional IPAs. We do not intend to further acquire any individual or small medical practices, clinics or medical group practices.

We have chosen to concentrate our growth geographically by limiting our acquisitions to IPAs in Orange County, California and Los Angeles County, California.

Operating revenue of the Company consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Management fees comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture.

Revenues are comprised of the following amounts:

	Three months ended March 31,		% of Increase	Six months ended March 31,		% of Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Capitation	$31,411,215	31,744,867	(1.1)%	63,929,977	56,859,315	12.4%
Fee for service	563,323	1,014,717	(44.5)%	1,063,604	1,542,437	(31.0)%
Management fees	214,171	208,550	2.7%	426,934	418,458	2.0%
Other	141,913	19,321	634.5	190,943	24,660	674.3%

Total	$32,330,622	32,987,455	(2.0)%	65,611,458	58,844,870	11.5%

Net membership growth has been the primary reason for our increasing revenues. We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, which declines are consistent with, though greater than, general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category, as of the dates indicated.

Member Category	As of March 31, 2005	As of March 31, 2004
Commercial	154,000	181,300
Senior	13,600	17,800
MediCal - owned	7,100	8,400
MediCal - managed	7,300	7,200

Total	182,000	214,700

The following table details total paid member months, by member category, for the three and six-month periods ended March 31, 2005 and 2004:

	Three months ended March 31,		% of Increase	Six months ended March 31,		% of Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Commercial	465,000	515,000	(10)%	953,000	934,000	2%
Senior	42,000	48,000	(13)%	86,000	83,000	4%
MediCal - owned	21,000	20,000	5%	43,000	40,000	8%
MediCal - managed	22,000	22,000	0%	44,000	43,000	2%

Total	550,000	605,000	(9)%	1,126,000	1,100,000	2%

Our operating expenses include expenses related to the provision of medical care services (cost of revenues) and  general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include payments to contracted primary care physicians, payments to contracted specialists and the cost of employed physicians at the Company’s medical clinics. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain twice annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three and six month periods ended March 31, 2004 and 2005:

	Three months ended March 31,		% of Increase	Six months ended March 31,		% of Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenues:
Capitation	$31,411,215	$31,744,867	(1.1)%	63,929,977	56,859,315	12.4%
Fee for service	563,323	1,014,717	(44.5)%	1,063,604	1,542,437	(31.0)%
Management fees	214,171	208,550	2.7%	426,934	418,458	2.0%
Other revenues	141,913	19,321	634.5%	190,943	24,660	674.3%

Total revenues	$32,330,622	$32,987,455	(2.0)%	65,611,458	58,844,870	11.5%

Cost of revenues:
PCP Capitation	5,954,027	6,030,702	(1.3)%	12,389,417	10,998,612	12.6%
Specialists Capitation	5,922,149	6,157,694	(3.8)%	11,772,722	10,713,788	9.9%
Claims expense	10,889,852	9,487,203	14.8%	22,984,261	18,051,841	27.3%
Physician salaries	637,601	1,351,535	(52.8)%	1,072,842	1,976,786	(45.7)%
Other cost of revenues	252,585	328,669	(23.1)%	237,584	499,119	(52.4)%

Total cost of revenues	23,656,214	23,355,803	1.3%	48,456,826	42,240,146	14.7%

Gross margin	8,674,408	9,631,652	(9.9)%	17,154,632	16,604,724	3.3%

General and administrative expenses	6,550,266	6,891,046	(4.9)%	13,123,077	12,055,370	8.9%
Depreciation and amortization expense	263,680	216,681	21.7%	496,910	332,807	49.3%
Total operating expenses	6,813,946	7,107,727	(4.1)%	13,619,987	12,388,177	9.9%

Income (loss) from unconsolidated joint venture	(143,396)	62,939	(327.8)%	97,682	200,751	(51.3)%

Operating Income	1,717,066	2,586,864	(33.6)%	3,632,327	4,417,298	(17.8)%

Other (income) expense, net	172,007	14,884	1,055.7%	272,028	30,997	777.6%

Income before income taxes	1,545,059	2,571,980	(39.9)%	3,360,299	4,386,301	(23.4)%

Provision for income taxes	618,650	1,051,323	(41.2)%	1,346,809	1,738,271	(22.5)%

Minority interest	4,561	6,434	(29.1)%	4,945	11,739	(57.9)%

Net income	$921,848	$1,514,223	(39.1)%	2,008,545	2,636,291	(23.8)%

The following table sets forth selected operating items, expressed as a percentage of total operating revenue:

	Three Months Ended March 31,		Six months Ended March 31,
	2005	2004	2005	2004
Revenues:
Capitation revenue	97.2%	96.2%	97.4%	96.6%
Fee for service revenue	1.7%	3.1%	1.6%	2.6%
Management fees	0.7%	0.6%	0.7%	0.7%
Other revenues	0.4%	0.1%	0.3%	0.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
PCP Capitation	18.4%	18.3%	18.9%	18.7%
Specialists Capitation	18.3%	18.7%	18.0%	18.2%
Claims expense	33.7%	28.8%	35.0%	30.7%
Physician salaries	2.0%	4.1%	1.6%	3.4%
Other cost of revenues	0.8%	1.0%	0.4%	0.8%
Total cost of revenues	73.2%	70.8%	73.9%	71.8%

Gross margin	26.8%	29.2%	26.1%	28.2%

General and administrative expenses	20.3%	20.9%	20.0%	20.5%
Depreciation and amortization expense	0.8%	0.6%	0.8%	0.6%
Total operating expenses	21.1%	21.5%	20.8%	21.1%

Income (loss) from unconsolidated joint venture	(0.4)%	0.2%	0.2%	0.4%

Operating income	5.3%	7.9%	5.5%	7.5%

Other (income) expense, net	0.5%	0.0%	0.4%	0.1%

Income before income taxes	4.8%	7.9%	5.1%	7.4%

Provision for income taxes	1.9%	3.3%	2.0%	2.9%

Minority Interest	0.0%	0.0%	0.0%	0.0%

Net income	2.9%	4.6%	3.1%	4.5%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Capitation Revenue

Capitation revenue for the three months ended March 31, 2005 was $31,411,215, representing a decrease of $333,652 (1.1%) over capitation revenue for the three months ended March 31, 2004, of $31,744,867.

The decrease is comprised of three main factors. We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $1,500,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $1,400,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced capitation revenue by approximately $3,200,000 during the 2005 period, as compared to the 2004 period.

Fee for service revenue

Fee for service revenue for the three months ended March 31, 2005 was $563,323, representing a decrease of $451,394 (44.5%) over fee for service revenue for the three months ended March 31, 2004, of $1,014,717.

The decrease in fee for service revenue during the 2005 quarter was primarily the result of the April 1, 2004 sale of the medical clinics acquired in connection with the acquisition of the Gateway entities effective February 1, 2004.

Management fee revenue

Management fee revenue for the three months ended March 31, 2005 was $214,171, representing an increase of $5,621 (2.7%) over management fee revenue for the three months ended March 31, 2004, of $208,550.

The increase in management fee revenue for service revenue during the 2005 quarter was primarily the result of an increase in the number of CalOPTIMA members that we manage.

Other revenue

Other revenue for the three months ended March 31, 2005 was $141,913 representing an increase of $122,592 (634.5%) over other revenue for the three months ended March 31, 2004, of $19,321.

The increase in other revenue during the 2005 quarter was primarily the result of a pay for performance bonus received from one of our contracted Health Plans for which there was no corresponding amount in the prior quarter.

PCP Capitation Expense

Primary Care Physician (“PCP”) capitation expense for the three months ended March 31, 2005 was $5,954,027, representing a decrease of $76,676 (1.3%) over PCP capitation expense for the three months ended March 31, 2004, of $6,030,702.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $900,000 in increased PCP capitation expense during the 2005 period, as compared to the 2004 period. This increase was offset by reduced PCP capitation expense resulting from the enrollment declines discussed above.

Specialist Capitation Expense

Specialist capitation expense for the three months ended March 31, 2005 was $5,922,149, representing a decrease of $235,545 million (3.8%) over specialist capitation expense for the three months ended March 31, 2004, of $6,157,694.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $900,000 in increased specialist capitation expense during the 2005 period, as compared to the 2004 period. This increase was offset by reduced specialist capitation expense resulting from the enrollment declines discussed above.

Claims Expense

Claims expense for the three months ended March 31, 2005 was $10,889,852, representing an increase of $1,402,649 (14.8%) over claims expense for the three months ended March 31, 2004, of $9,487,203.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $1,000,000 in increased claims expense during the 2005 period, as compared to the 2004 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $1,500,000 during the 2005 period as compared to the 2004 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced claims expense by approximately $1,000,000 during the 2005 period, as compared to the 2004 period.

Physician Salaries Expense

Physician salaries expense for the three months ended March 31, 2005 was $637,601, representing a decrease of $713,934 (52.8%) over physician salaries expense for the three months ended March 31, 2004, of $1,351,535.

The decrease in physician salaries expense during the 2005 quarter was primarily the result of the April 1, 2004 sale of the medical clinics which had been acquired in connection with the purchase of the Gateway entities, effective February 1, 2004.

Other Cost of Revenue

Other cost of revenue for the three months ended March 31, 2005 was $252,585, representing a decrease of $76,084 (23.1%) over other cost of revenue for the three months ended March 31, 2004, of $328,669.

The decrease in other cost of revenue during the 2005 quarter was primarily the result of an increase in the level of certain pharmacy and injectibles being paid as fee-for-service claims.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased by 2.4%, to 26.8% in the 2005 quarter, from 29.2% in the 2004 quarter.

The decrease in our gross margin percentage between the fiscal 2004 and fiscal 2005 periods was primarily the result of an increase of 4.9% in medical claims expense, offset by a 2.1% decrease in physician salaries expense following the sale of the Gateway clinics.

General and Administrative Expenses

General and administrative expenses were $6,550,266 for the 2005 quarter, representing 20.3% of total revenues, as compared with $6,891,046, or 20.9% of total revenues, for the 2004 quarter.

The decrease in general and administrative expenses during the 2005 quarter was primarily the result of a reduction in front office costs following the sale of the Gateway medical clinics.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2005 increased to $263,680 from $216,681 for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the February 1, 2004 acquisitions described above, as well as depreciation expense associated with increased capital expenditures.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2005 increased to a net expense of $172,007 from $14,884 for the same period of the prior year. The increase in net interest expense during the 2005 period was primarily due to the $15 million GMAC Residential Funding Corporation credit facility entered into during September 2004.

Provision for Income Taxes

Income tax expense decreased approximately 41.2%, or $432,673, to $618,650 for the 2005 quarter, from $1,051,323 in the 2004 quarter. The decrease in income tax expense was principally due to a 39.9% decrease in pretax income. Our effective tax rate decreased to 40.0% for the 2005 quarter, from 40.9% for the 2004 quarter, due to minor changes in state taxes and nondeductible items.

Six months Ended March 31, 2005 Compared to Six months Ended March 31, 2004

Capitation Revenue

Capitation revenue for the six months ended March 31, 2005 was $63,929,977, representing an increase of $7,070,663 (12.4%) over capitation revenue for the six months ended March 31, 2004, of $56,859,315.

The increase is comprised of three main factors. We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $11,500,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $2,600,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced capitation revenue by approximately $7,000,000 during the 2005 period, as compared to the 2004 period.

Fee for service revenue

Fee for service revenue for the six months ended March 31, 2005 was $1,063,604 representing a decrease of $478,833 (12.4%) over fee for service revenue for the six months ended March 31, 2004, of $1,542,437.

The decrease in fee for service revenue during the 2005 period was primarily the result of the April 1, 2004 sale of the medical clinics acquired in connection with the acquisition of Gateway effective February 1, 2004.

Management fee revenue

Management fee revenue for the six months ended March 31, 2005 was $426,934, representing an increase of $8,476 (2.0%) over management fee revenue for the six months ended March 31, 2004, of $418,455.

The increase in management fee revenue for service revenue during the 2005 period was primarily the result of an increase in the number of CalOPTIMA members that we manage.

Other revenue

Other revenue for the six months ended March 31, 2005 was $190,943, representing an increase of $166,283 (674.3%) over other revenue for the six months ended March 31, 2004, of $24,660.

The increase in other revenue during the 2005 period was primarily the result of a pay for performance bonus received from one of our contracted Health Plans for which there was no corresponding amount in the prior quarter.

PCP Capitation Expense

Primary Care Physician (PCP) Capitation expense for the six months ended March 31, 2005 was $12,389,417, representing an increase of $1,390,805 (12.6%) over PCP capitation expense for the six months ended March 31, 2004, of $10,998,612.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $3,200,000 in increased PCP capitation expense during the 2005 period, as compared to the 2004 period. This increase was offset by reduced PCP capitation expense resulting from the enrollment declines discussed above.

Specialist Capitation Expense

Specialist Capitation expense for the six months ended March 31, 2005 was $11,772,722, representing an increase of $1,058,934 (9.9%) over specialist capitation expense for the six months ended March 31, 2004, of $10,713,788.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $3,100,000 in increased specialist capitation expense during the 2005 period, as compared to the 2004 period. This increase was offset by reduced specialist capitation expense resulting from the enrollment declines discussed above.

Claims Expense

Claims expense for the six months ended March 31, 2005 was $22,984,261, representing an increase of $4,932,420 (27.3%) over claims expense for the six months ended March 31, 2004, of $18,051,841.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $4,500,000 in increased claims expense during the 2005 period, as compared to the 2004 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $2,900,000 during the 2005 period as compared to the 2004 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced claims expense by approximately $2,500,000 during the 2005 period, as compared to the 2004 period.

Physician Salaries Expense

Physician salaries expense for the six months ended March 31, 2005 was $1,072,842, representing a decrease of $903,943 (45.7%) over physician salaries expense for the six months ended March 31, 2004, of $1,976,786.

The decrease in physician salaries expense during the 2005 period was primarily the result of the April 1, 2004 sale of the medical clinics which had been acquired in connection with the purchase of the Gateway entities, effective February 1, 2004.

Other Cost of Revenue

Other cost of revenue for the six months ended March 31, 2005 was $237,584, representing a decrease of $261,535 (52.4%) over other cost of revenue for the six months ended March 31, 2004, of $499,119.

The decrease in other cost of revenue during the 2005 period was primarily the result of an increase in the level of certain pharmacy and injectibles being paid as fee-for-service claims.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased 2.1%, to 26.1% for the six months ended March 31, 2005, from 28.2% for the six months ended March 31, 2004.

The most significant factors in the decrease in our gross margin percentage between the fiscal 2004 and fiscal 2005 periods were an increase of 4.4% in medical claims expense, offset by a 1.7% decrease in physician salaries expense following the sale of the Gateway clinics.

General and Administrative Expenses

General and administrative expenses were $13,123,077 for the 2005 period, representing 20.0% of total revenues, as compared with $12,055,370, or 20.5% of total revenues, for the 2004 period.

The increase in general and administrative expenses during the 2005 period was primarily the result of additional personnel following the January 31, 2004 acquisitions. The decrease in general and administrative expenses as a percentage of revenues resulted from small comparative decreases in outside service expense, bad debt expense, supplies and rent, offset by small comparative increases in employee benefits and miscellaneous expense.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2005 increased to $496,910 from $332,807 for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the February 1, 2004 acquisitions described above, as well as additional depreciation expense for increased capital expenditures.

Other income (expense), net

Other income (expense), net for the six months ended March 31, 2005 increased to a net expense of $272,028 from $30,997 for the same period of the prior year. The increase in net interest expense was primarily due to the $15 million GMAC Residential Funding Corporation credit facility entered into during September 2004.

Provision for Income Taxes

Income tax expense decreased approximately 22.5%, or $391,462, to $1,346,809 for the 2005 period, from $1,738,271 million in the 2004 period. The decrease in income tax expense was principally due to a 23.4% decrease in pretax income. Our effective tax rate increased to 40.1% for the 2005 period, from 40.0% for the 2004 period, due to minor changes in state taxes and nondeductible items.

Liquidity and Capital Resources

We generate cash from capitation revenue, services provided on a fee-for-service basis at our clinics, management fee revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive capitation revenue in advance of payment of capitation expenses and claims for related health care services.

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements,   and maximize investment return. As of March 31, 2005, we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit. These restricted certificates of deposit, with an average maturity of approximately 75 days as of March 31, 2005, are included in Investments in the accompanying financial statements.

Net cash provided (used) by operations was $(2,105,237) for the six months ended March 31, 2005 and $2,509,034 for the six months ended March 31, 2004. The decrease in net cash provided by operations for the six months ended March 31, 2005 when compared to the six months ended March 31, 2004 was due to the following factors:

•                  decreased net income ($627,746 lower in 2005);

•                  increased depreciation and amortization expense ($164,103 higher in 2005);

•                  changes in accounts receivable balances, a use of $231,467 in the six months ended March 31, 2005 compared to a source of $49,016 in the six months ended March 31, 2005;

•                  changes in accounts payable, a use of $2,873,452 for the six months ended March 31, 2005 compared to a use of $728,128 for the six months ended March 31, 2004;

•                  changes in income tax receivable, a use of $1,089,046 for the six months ended March 31, 2005 compared to a zero for the six months ended March 31, 2004;

•                  changes in medical claims liabilities, which were a use of $69,017 in the six months ended March 31, 2005 compared to a use of $246,292 in the six months ended March 31, 2004.

•                  changes in net deferred taxes, a source of $257,862 in the six months ended March 31, 2005 compared to a source of $332,608 in the six months ended March 31, 2004.

•                  changes in prepaid expenses and other, a use of $679,906 in the six months ended March 31, 2005 compared to a use of $186,588 in the six months ended March 31, 2004.

These factors were offset in part by the following factors:

•                  payments on our notes receivable from sale of the Gateway clinics, a source of $220,051 for the six months ended March 31, 2005 compared to zero for the six months ended March 31, 2004; and

•                  changes in capitalized acquisition costs, a use of $5,250 in the six months ended March 31, 2005 compared to a use of $587,360 in the six months ended March 31, 2004.

•                  Changes in restricted certificates of deposit, a use of $638,115 in the six months ended March 31, 2005 compared to a use of $47,178 in the six months ended March 31, 2004.

•                  repayments on our line of credit, a use of $5,000,000 in the six months ended March 31, 2005 compared to a use of $2,050,000 in the six months ended March 31, 2004

•                  repayments of notes payable and capital leases, a use of $841,888 in the six months ended March 31, 2005 compared to a use of 666,815 in the six months ended March 31, 2004

At March 31, 2005, we had negative working capital of $2,701,974 as compared to negative working capital of $3,141,414 at September 30, 2004. At March 31, 2005 and September 30, 2004, cash and cash equivalents were $11,609,154 and $20,330,754, respectively. The decrease in cash and cash equivalents resulted primarily from the items discussed above, the more significant of which include repaying $5,000,000 on our line of credit facility, paying down accounts payable by

$2,873,452, repayments of  notes payable and capital leases of $841,888 and an increase in restricted investments of approximately $638,000.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of March 31, 2005, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2005. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

Contractual Obligations

In our registration statement on Form 10 filed on April 7, 2005, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for medical claims and other health care costs payable is particularly important to the determination of our financial position and results of operations and requires the application of significant judgment by our management and, as a result, is subject to an inherent degree of uncertainty.

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us (“IBNR”). We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2005 that would have resulted had we changed our completion factors for all months of service included in our IBNR calculation by the percentages indicated. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,900,000
(2)%	$2,600,000
(1)%	$1,300,000
1%	$(1,300,000)
2%	$(2,600,000)
3%	$(3,900,000)

For each 1% (hypothetical) difference between our March 31, 2005 estimated claims liability and the actual claims incurred run-out, net income for the six months ended March 31, 2005 would increase or decrease by approximately $135,000, while diluted net income per share would increase or decrease by approximately $0.01 per share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the six months ended March 31, 2005:

2005
IBNR as of beginning of period	$13,323,622
Health care claim expenses incurred during the period related to:
Current year	23,963,561
Prior years	(979,300)
Total incurred	22,984,261
Health care claims paid during the period related to:
Current year	(12,601,380)
Prior years	(10,451,898)
Total paid	(23,053,278)

IBNR as of end of period	$13,254,605

Inflation

According to U.S. Bureau of Labor Statistics Data, the national health care cost inflation rate has exceeded the general inflation rate for the last four years. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, we try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, we emphasize preventive health care and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations or other factors may affect our ability to control health care costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and restricted cash.

As of March 31, 2005, we had cash and cash equivalents of $11,609,154. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in Federal Home Loan bonds and overnight, high yield money market funds. We also had $1,150,802 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the six months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance: We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase. We have supplemented our internal project team with the services of an outside specialist. Although we have made this project a priority for the Company, there can be no assurances that all control deficiencies that may be identified and validated will be remediated before the end of the Company’s fiscal year.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

St. Jude Medical Center Lawsuit

In 1998, Prospect Medical Group, Inc. filed a motion to compel arbitration against St. Jude Medical Center and PacifiCare of California (PacifiCare), in Orange County Superior Court (Prospect Medical Group, Inc. v. St. Jude Medical Center and PacifiCare of California). The action arose due to the failure by St. Jude Medical Center to provide an accurate accounting of the hospital incentive pools for the years 1997, 1998 and 1999. The motion to compel arbitration was granted by the Orange County Superior Court.

In November 2001, the Arbitrator awarded Prospect $1,200,000, plus interest at 10% per annum from January 1, 1999 until paid, plus legal fees of approximately $1,000,000. PacifiCare was released from the Prospect claim, and Prospect was ordered to pay PacifiCare’s legal fees of approximately $125,000. Included in fiscal 2000 net patient service revenue is the $1,200,000 award as this represents the realization of a receivable which existed as of September 30, 2000.

In a counter claim, the Arbitrator awarded St. Jude $275,000, plus interest at 10% per annum from January 1, 1999 until paid. These amounts are included in the fiscal 2001 financial statements. Net interest receivable and legal fees to be reimbursed have also been recorded.

In November 2001, Prospect received a partial payment of $925,000, related to the above amounts. Even though the arbitrator’s award was binding, nonetheless, St. Jude appealed the arbitrator’s award and in May 2002, the Orange County Superior Court affirmed the award to Prospect. On January 31, 2003, the Company received approximately $1,492,000 from St. Jude to settle the amount due, including interest, notwithstanding the fact that St. Jude has appealed the judgment. On September 30, 2004, the Court ordered supplemental briefs to be filed. The briefs were filed and the matter was resubmitted to the Court on February 4, 2005. Pending the final outcome of this matter, the Company has reserved against a portion of the amounts received. Management, in consultation with outside counsel, believes that such reserves are adequate as of March 31, 2005.

Other Litigation

Prospect is involved in various legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of such legal proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Management believes that each of the securities transactions during the period covered by this report that is described in the table below was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as referenced in the notes accompanying the table:

3/2005	Options to buy Common Stock	25,000 options(1)	Services rendered	Konnie Krause
3/2005	Common Stock	285,586 shares(2)	Conversion of Series A Preferred Stock	Holders of Series A Preferred Stock

(1)                                  These securities were issued in reliance on the private placement exemption provided by Section 4(2) of the Securities Act on the basis that the number of investors was limited, the investors were accredited or otherwise qualified and had access to material information about the Company, and restrictions were placed on the resale of the securities issued.

(2)                                  These shares of common stock were issued upon conversion of outstanding shares of Series A Preferred Stock in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6. Exhibits

The following documents are being filed as exhibits to this report:

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

May 16, 2005	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 16, 2005	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)