Form 10-Q
period 2005-06-30
PROSPECT MEDICAL HOLDINGS INC
filed 2005-08-12
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of August 5 2005, was 6,640,374.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30 2005	September 30 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,600,744	$20,330,754
Investments	1,162,000	512,687
Risk pool receivables	—	87,979
Other receivables, net of allowances of $736,000 and $662,000 at June 30, 2005 and September 30, 2004	903,574	1,122,864
Notes receivable, current portion	51,559	281,064
Prepaid expenses and other	816,584	607,077
Refundable income taxes	888,372	—
Deferred income taxes, net	1,549,381	1,605,478
Total current assets	19,972,214	24,547,903

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	726,973	714,619
Equipment	3,490,471	3,291,307
Furniture and fixtures	517,759	536,869
	4,775,823	4,583,415
Less accumulated depreciation and amortization	(3,447,732)	(2,977,411)
Property, improvements and equipment, net	1,328,091	1,606,004

Notes receivable, long term portion	582,084	617,545
Prepaid expenses and other, long term portion	1,151,592	102,958
Goodwill	31,369,532	31,461,303
Other intangible assets, net	1,459,867	1,952,291

Total assets	$55,863,380	$60,288,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$12,566,103	$13,323,622
Accounts payable and other accrued liabilities	6,533,947	7,523,808
Current maturities of long-term debt and capital leases	3,000,000	6,841,887
Total current liabilities	22,100,050	27,689,317

Long-term debt, less current maturities	6,666,667	8,166,667
Deferred income taxes	997,541	796,427
Other long-term liabilities	185,000	685,000
Total liabilities	29,949,258	37,337,411

Minority interest	68,879	63,653

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,918,664 and 2,265,237 shares issued and outstanding at June 30, 2005 and September 30, 2004	19,187	22,652
Common stock, $0.01 par value; 40,000,000 shares authorized 4,721,710 and 4,344,525 shares issued and outstanding at June 30, 2005 and September 30, 2004	47,217	43,445
Additional paid-in capital	18,477,129	18,630,525
Deferred compensation	(144,703)	(232,871)
Retained earnings	7,446,413	4,423,189
Total shareholders’ equity	25,845,243	22,886,940

Total liabilities and shareholders’ equity	$55,863,380	$60,288,004

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004

Revenues	$32,392,874	$35,657,239	$98,004,333	$94,502,109
Cost of Revenues	22,844,535	26,453,815	71,301,361	68,693,961

Gross margin	9,548,339	9,203,424	26,702,972	25,808,148

Operating expenses:
General and administrative	7,551,833	6,363,174	20,674,911	18,418,544
Depreciation and amortization	308,167	202,532	805,077	535,339
Total operating expenses	7,860,000	6,565,706	21,479,988	18,953,883

Operating income (loss) from unconsolidated joint venture	206,668	(74,895)	304,350	125,856

Operating income	1,895,007	2,562,823	5,527,334	6,980,121

Other (income) expense:

Investment income	(114,422)	(21,314)	(291,810)	(45,192)
Interest expense	309,946	19,056	759,363	73,930
Total other (income) expense, net	195,524	(2,258)	467,553	28,738

Income before income taxes	1,699,483	2,565,081	5,059,781	6,951,383
Provision for income taxes	674,344	976,884	2,021,153	2,715,155

Net income before minority interest	1,025,139	1,588,197	3,038,628	4,236,228

Minority interest	10,459	4,885	15,403	16,625

Net income	$1 014,680	$1,583,312	$3,023,225	$4,219,603

Net income per common share:
Basic	$0.22	$0.36	$0. 67	$0.98
Diluted	$0.12	$0.20	$0.35	$0.62
Weighted average shares outstanding:
Basic	4,679,997	4,344,525	4,524,031	4,314,168
Diluted	8,398,644	7,936,752	8,614,469	6,795,379

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2005	2004
Operating activities
Net income	$3,023,225	$4,219,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	805,077	535,339
Provision for bad debts	75,349	196,682
Gain on disposal of assets	—	(5,558)
Deferred income taxes, net	257,211	(195,360)
Change in deferred compensation	88,168	82,161
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Risk pool receivables	87,980	921,127
Other receivables	143,941	56,988
Prepaid expenses and other	(1,258,141)	(287,728)
Income taxes receivable	(888,372)	—
Accrued medical claims and other health care costs payable	(757,519)	(941,023)
Accounts payable and other accrued liabilities	(1,489,861)	550,184

Net cash provided by operating activities	87,058	5,132,415

Investing activities
Purchases of property, improvements and equipment	(192,407)	(492,843)
Cash paid for acquisitions, net of cash received	—	(3,318,171)
Collections on notes receivable	264,965	72,658
Capitalized acquisition costs	249,437	(254,465)
Increase in restricted certificates of deposit	(649,313)	(47,246)
Proceeds from sale of medical clinic	—	300,000
Other	5,227	54,825
Net cash used in investing activities	(322,091)	(3,685,242)

Financing activities
Repayment of note payable to shareholder	—	(500,000)
Net repayments on line of credit	(4,000,000)	(2,200,000)
Repayments of note payable and capital leases	(1,341,888)	(1,016,637)
Issuance of common and preferred stock, net of issuance costs	(153,089)	10,643,619
Net cash (used in) provided by financing activities	(5,494,977)	6,926,982

Net (decrease) increase in cash and cash equivalents	(5,730,010)	8,374,155

Cash and cash equivalents at beginning of period	20,330,754	6,516,907

Cash and cash equivalents at end of period	$14,600,744	$14,891,062

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$3,625,286	$2,609,949
Interest	$759,363	$73,930

Details of businesses acquired:
Fair value of assets acquired		$19,161,171
Liabilities assumed or created		(8,661,171)
Less cash acquired		(7,181,829)
Net cash paid for acquisitions		$3,318,171

Common stock issued in exchange for services rendered		$279,510

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Revenues are comprised of the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Capitation	$30,577,983	$34,880,399	$94,507,961	$91,739,714
Fee for service	632,637	458,905	1,696,242	2,001,342
Management fees	171,216	210,118	598,150	628,576
Other	1,011,038	107,817	1,201,980	132,477
Total revenues	$32,392,874	$35,657,239	$98,004,333	$94,502,109

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

The Company has adopted the disclosure requirements under SFAS No. 148. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for the three and nine month periods ended June 30, 2004 and 2005.

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004
Net income, as reported	$1,014,680	$1,583,312	$3,023,225	$4,219,603
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method, included in net income	29,389	45,697	88,168	119,046
Deduct: Stock-based employee compensation expense determined under the fair-value based method	(26,971)	(93,410)	(331,886)	(187,887)
Net adjustment	2,418	(47,713)	(243,718)	(68,841)
Pro forma net income	$1,017,098	$1,535,599	$2,779,507	$4,150,762

Earnings per share:
Basic—as reported	$0.22	$0.36	$0.67	$0.98
Basic—pro forma	$0.22	$0.35	$0.61	$0.96
Diluted—as reported	$0.12	$0.20	$0.35	$0.62
Diluted—pro forma	$0.12	$0.19	$0.32	$0.61

The fair value of these options, all of which were granted prior to the Company becoming a public reporting entity, was estimated at the date of grant using a Minimum Value option pricing model, with the following weighted average assumptions:

Expected market price of the Company’s common stock on the date of grant	$3.07 to $5.05	$ 3.07 to $5.05	$3.07 to $7.15	$ 3.07 to $5.05
Weighted average expected life of the options	4 years	4 to 4.5 years	4 to 4.5 years	4 years
Risk-free interest rate	3.00%	3.00%	3.00% to 4.17%	3.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

4.  Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004
Basic earnings per common share:
Numerator – net income	$1,014,680	$1,583,312	$3,023,225	$4,219,603

Denominator – weighted average number of common shares outstanding	4,679,997	4,344,525	4,524,031	4,314,168

Basic earnings per common share	$0.22	$0.36	$0.67	$0.98

Diluted earnings per common share:
Numerator – net income	$1,014,680	$1,583,312	$3,023,225	$4,219,603

Denominator:
Weighted average number of common shares outstanding	4,679,997	4,344,525	4,524,031	4,314,168
Dilutive stock options, warrants and preferred shares	3,718,647	3,592,227	4,090,438	2,481,211
	8,398,644	7,936,752	8,614,469	6,795,379

Diluted earnings per common share	$0.12	$0.20	$0.35	$0.62

5.  Related Party Transactions

The Company has an employment agreement with our Chief Executive Officer, Jacob Y. Terner, which is for a three-year term that ended on August 1, 2005, and is currently in the process of being renewed. The agreement provides for a specified annual compensation and in the event that the Company terminates Dr. Terner’s employment without cause, the Company will be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996. The contingent termination obligation was capped at $1,237,500, effective September 30, 2004. Since the Company has not indicated any intention to terminate Dr. Terner, no such potential liability is accrued as of June 30, 2005.

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

6.  Long Term Debt

Long-term debt at June 30, 2005 consists of the following:

Term loan	$8,666,667
Revolving credit facility, interest at prime rate plus applicable margin	1,000,000
9,666,667
Less current maturities	(3,000,000)
$6,666,667

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

The RFC revolving credit facility commitment is for three years, with interest at prime plus 0.5% per annum and an unused line fee of 0.25% per annum. The RFC term loan is amortized over a five-year period with principal payments of $166,667 per month, plus interest payable monthly on the outstanding balance at prime plus 2.0% per annum. The remaining balance of the term loan is due and payable in full after 36 months. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without consent, from using the net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

The Company exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. The actual senior debt/EBITA ratio as of September 30, 2004 and December 31, 2004 was 1.57 and 1.51, respectively. Effective April 7, 2005, RFC has waived these covenant violations. RFC, in addition, agreed to exclude certain items from the covenant computations for a twelve month period, the exclusion of which enabled the Company to meet the minimum fixed charge coverage ratio at December 31, 2004. The Company was in compliance with all required covenants as of June 30, 2005.

Proposed Investment in Brotman Medical Center

In May 2005, we made a $675,000 investment toward the purchase of a minority stake in Brotman Medical Center (“Brotman”) from an affiliate of Tenet Healthcare Corporation. The remainder of the ownership in Brotman will be held by admitting physicians, other strategic investors and the Brotman management team, none of whom will have a controlling interest in Brotman. The total purchase price for Brotman will be approximately $11 million, substantially all of which will be financed under the terms of a financing commitment currently in place. The financing is non-recourse to us. We made our investment in a newly formed acquisition entity, Brotman Medical Center, Inc. (“BMCI”). Exclusive of transaction costs, we are not required to make any additional investment in the transaction and will not be responsible for any of the obligations of BMCI or Brotman. The entire amount of our investment, including expenses, will be funded from our existing cash resources.

Brotman Medical Center, founded in 1924, is a 420-bed hospital located at 3828 Delmas Terrace in Culver City, California. The hospital offers a wide range of inpatient and outpatient acute care services as well as rehabilitation, psychiatric care and chemical dependency services. The hospital also operates a 24-hour emergency services center. Brotman is fully accredited by the Joint Commission on the Accreditation of Healthcare Organizations.

Closing of the transaction is dependent upon satisfaction of all conditions required by the asset purchase agreement, obtaining various state and federal regulatory approvals, and finalizing all necessary investor participation and financing arrangements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The twelve affiliated physician organizations provide medical services to a combined total of approximately 178,000 HMO enrollees at June 30, 2005, including the AMVI Prospect Health Network enrollees comprising approximately 5,600 enrollees that we manage for our own economic benefit, and 7,300 enrollees that we manage for the economic benefit of our partner in this joint venture, for which we earn management fee income. Currently, our affiliated physician organizations have contracts with approximately ten HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee paid by the HMOs.

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

Revenues are comprised of the following amounts:

	Three months ended June 30,		% of Increase (Decrease)	Nine months ended June 30,		% of Increase (Decrease)
	2005	2004		2005	2004
Capitation	$30,577,983	$34,880,399	(12.3)%	$94,507,961	$91,739,714	3.0%
Fee for service	632,637	458,905	37.9%	1,696,242	2,001,342	(15.2)%
Management fees	171,216	210,118	(18.5)%	598,150	628,576	(4.8)%
Other	1,011,038	107,817	837.7%	1,201,980	132,477	807.3%

Total	$32,392,874	$35,657,239	(9.2)%	$98,004,333	$94,502,109	3.7%

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

Member Category	As of June 30, 2005	As of June 30, 2004
Commercial	150,100	182,500
Senior	13,100	16,100
MediCal - owned	7,200	7,200
MediCal - managed	7,300	7,100

Total	177,700	212,900

The following table details total paid member months, by member category, for the three and nine-month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		% of Increase (Decrease)	Nine months ended June 30,		% of Increase (Decrease)
	2005	2004		2005	2004
Commercial	454,000	533,000	(15)%	1,407,000	1,468,000	(4)%
Senior	43,000	49,000	(12)%	129,000	131,000	(2)%
MediCal - owned	21,000	21,000	0%	64,000	61,000	5%
MediCal - managed	22,000	22,000	0%	67,000	65,000	3%

Total	540,000	625,000	(14)%	1,667,000	1,725,000	(3)%

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

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three and nine month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		% Increase (Decrease)	Nine months ended June 30,		% Increase (Decrease)
	2005	2004		2005	2004
Revenues:
Capitation	$30,577,983	$34,880,399	(12.3)%	$94,507,961	$91,739,714	3.0%
Fee for service	632,637	458,905	37.9%	1,696,242	2,001,342	(15.2)%
Management fees	171,216	210,118	(18.5)%	598,150	628,576	(4.8)%
Other	1,011,038	107,817	837.7%	1,201,980	132,477	807.3%

Total revenues	$32,392,874	$35,657,239	(9.2)%	$98,004,333	$94,502,109	3.7%

Cost of revenues:
PCP Capitation	5,654,861	7,279,830	(22.3)%	18,044,279	18,278,442	(1.3)%
Specialists Capitation	5,279,637	6,568,717	(19.6)%	17,052,359	17,282,505	(1.3)%
Claims expense	10,710,814	11,249,540	(4.8)%	33,695,075	29,301,381	15.0%
Physician salaries	926,040	1,071,496	(13.6)%	1,998,882	3,048,281	(34.4)%
Other cost of revenues	273,183	284,232	(3.9)%	510,766	783,352	(34.8)%

Total cost of revenues	22,844,535	26,453,815	(13.6)%	71,301,361	68,693,961	3.8%

Gross margin	9,548,339	9,203,424	3.7%	26,702,972	25,808,148	3.5%

General and administrative expenses	7,551,833	6,363,174	18.7%	20,674,911	18,418,544	12.3%
Depreciation and amortization expense	308,167	202,532	52.2%	805,077	535,339	50.4%
Total operating expenses	7,860,000	6,565,706	19.7%	21,479,988	18,953,883	13.3%

Income (loss) from unconsolidated joint venture	206,668	(74,895)	—	304,350	125,856	141.8%

Operating Income	1,895,007	2,562,823	(26.1)%	5,527,334	6,980,121	(20.8)%

Other (income) expense, net	195,524	(2,258)	—	467,553	28,738	1,526.9%

Income before income taxes	1,699,483	2,565,081	(33.7)%	5,059,781	6,951,383	(27.2)%

Provision for income taxes	674,344	976,884	(31.0)%	2,021,153	2,715,155	(25.6)%

Minority interest	10,459	4,885	114.1%	15,403	16,625	(7.3)%

Net income	$1,014,680	$1,583,312	(35.9)%	$3,023,225	$4,219,603	(28.4)%

The following table sets forth selected operating items, expressed as a percentage of total operating revenue:

	Three Months Ended March 31,		Nine months Ended March 31,
	2005	2004	2005	2004
Revenues:
Capitation revenue	94.4%	97.8%	96.5%	97.1%
Fee for service revenue	2.0%	1.3%	1.7%	2.1%
Management fees	0.5%	0.6%	0.6%	0.7%
Other revenues	3.1%	0.3%	1.2%	0.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
PCP Capitation	17.5%	20.5%	18.4%	19.4%
Specialists Capitation	16.3%	18.4%	17.4%	18.3%
Claims expense	33.1%	31.5%	34.5%	31.0%
Physician salaries	2.8%	3.0%	2.0%	3.2%
Other cost of revenues	0.8%	0.8%	0.5%	0.8%
Total cost of revenues	70.5%	74.2%	72.8%	72.7%

Gross margin	29.5%	25.8%	27.2%	27.3%

General and administrative expenses	23.3%	17.8%	21.1%	19.5%
Depreciation and amortization expense	1.0%	0.6%	0.8%	0.6%
Total operating expenses	24.3%	18.4%	21.9%	20.1%

Income (loss) from unconsolidated joint venture	0.6%	(0.2)%	0.3%	0.2%

Operating income	5.8%	7.2%	5.6%	7.4%

Other (income) expense, net	0.7%	0.0%	0.5%	0.0%

Income before income taxes	5.1%	7.2%	5.1%	7.4%

Provision for income taxes	2.1%	2.8%	2.1%	2.9%

Minority Interest	0.0%	0.0%	0.0%	0.0%

Net income	3.0%	4.4%	3.0%	4.5%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Capitation Revenue

Capitation revenue for the three months ended June 30, 2005 was $30,577,983, representing a decrease of $4,302,416 (12.3%) over capitation revenue for the three months ended June 30, 2004, of $34,880,399.

The decrease is comprised of two main factors. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $500,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that enrollment declines reduced capitation revenue by approximately $4,800,000 during the 2005 period, as compared to the 2004 period.

Fee for service revenue

Fee for service revenue for the three months ended June 30, 2005 was $632,637, representing an increase of $173,732 (37.9%) over fee for service revenue for the three months ended June 30, 2004, of $458,905.

The increase in fee for service revenue during the 2005 quarter was primarily the result of improved facilities at our medical clinics which had recently completed a major renovation in the 2004 period.

Management fee revenue

Management fee revenue for the three months ended June 30, 2005 was $171,216, representing a decrease of $38,902 (18.5%) over management fee revenue for the three months ended June 30, 2004, of $210,118.

The decrease in management fee revenue during the 2005 quarter was primarily the result of an adjustment to the monthly per member management fee required under a new contract.

Other revenue

Other revenue for the three months ended June 30, 2005 was $1,011,038 representing an increase of $903,221 (837.7%) over other revenue for the three months ended June 30, 2004, of $107,817.

The increase in other revenue during the 2005 quarter was primarily the result of an initial pay-for-performance bonus received from our contracted Health Plans for which there was no corresponding amount in the prior quarter.

PCP Capitation Expense

Primary Care Physician (“PCP”) capitation expense for the three months ended June 30, 2005 was $5,654,861, representing a decrease of $1,624,969 (22.3%) over PCP capitation expense for the three months ended June 30, 2004, of $7,279,830.

This decrease in PCP capitation expense during the 2005 period, as compared to the 2004 period resulted primarily from the enrollment declines discussed above.

Specialist Capitation Expense

Specialist capitation expense for the three months ended June 30, 2005 was $5,279,637, representing a decrease of $1,289,080 (19.6%) over specialist capitation expense for the three months ended June 30, 2004, of $6,568,717.

This decrease in specialist capitation expense resulted primarily from the enrollment declines discussed above and a slight increase in specialist expenses that were paid on a fee-for-service basis as opposed to a capitation basis.

Claims Expense

Claims expense for the three months ended June 30, 2005 was $10,710,814, representing a decrease of $538,726 (4.8%) over claims expense for the three months ended June 30, 2004, of $11,249,540.

This decrease in claims expense resulted primarily from the enrollment declines discussed above, which decrease was partially offset by the  increase in specialist expenses paid on a fee-for-service basis as opposed to a capitation basis.

Physician Salaries Expense

Physician salaries expense for the three months ended June 30, 2005 was $926,040, representing a decrease of $145,456 (13.6%) over physician salaries expense for the three months ended June 30, 2004, of $1,071,496.

The decrease in physician salaries expense during the 2005 quarter was primarily the result of lower bonus accruals compared to the 2004 quarter.

Other Cost of Revenue

Other cost of revenue for the three months ended June 30, 2005 was $273,183, representing a decrease of $11,049 (3.9%) over other cost of revenue for the three months ended June 30, 2004, of $284,232.

The decrease in other cost of revenue during the 2005 quarter was primarily the result of an increase in the level of certain pharmacy and injectibles being paid as fee-for-service claims.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin increased by 3.7%, to 29.5% in the 2005 quarter, from 25.8% in the 2004 quarter.

The increase in our gross margin percentage between the fiscal 2004 and fiscal 2005 periods was primarily the result of the increase in pay for performance bonuses that accounted for 2.3%.  In addition, PCP and specialist capitation decreased as a percent of sales by 2.4% and 1.6%, respectively compared to the same quarter in 2004.  This was offset by an increase in the claims expense of 2.6% as a percent of sales.

General and Administrative Expenses

General and administrative expenses were $7,551,833 for the 2005 quarter, representing 23.2% of total revenues, as compared with $6,363,174, or 17.8% of total revenues, for the 2004 quarter.

The increase in general and administrative expenses during the 2005 quarter was primarily the result of increased cost of outside services related to target acquisitions and information technology assistance, and software licensing costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2005 increased to $308,167 from $202,532 for the same period of the prior year. The increase was primarily due to accelerating, effective April 1, 2005, the rate of amortization of identifiable intangible assets acquired in the February 1, 2004 acquisitions described above, as well as depreciation expense associated with increased capital expenditures.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2005 increased to a net expense of $195,525 from net investment income of $2,258 for the same period of the prior year. The increase in net interest expense during the 2005 period was primarily due to the $15 million GMAC Residential Funding Corporation credit facility entered into during September 2004.

Provision for Income Taxes

Income tax expense decreased approximately 31.0%, or $302,540, to $674,344 for the 2005 quarter, from $976,884 in the 2004 quarter. The decrease in income tax expense was principally due to a 33.7% decrease in pretax income.

Nine months Ended June 30, 2005 Compared to Nine months Ended June 30, 2004

Capitation Revenue

Capitation revenue for the nine months ended June 30, 2005 was $94,507,961, representing an increase of $2,768,247 (3.02%) over capitation revenue for the nine months ended June 30, 2004 of $91,739,714.

The increase is comprised of three main factors. We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $9,300,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $2,400,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced capitation revenue by approximately $9,000,000 during the 2005 period, as compared to the 2004 period.

Fee for service revenue

Fee for service revenue for the nine months ended June 30, 2005 was $1,696,242 representing a decrease of $305,101 (15.2%) over fee for service revenue for the nine months ended June 30, 2004, of $2,001,342.

The decrease in fee for service revenue during the 2005 period was primarily the result of the April 1, 2004 sale of the medical clinics acquired in connection with the acquisition of Gateway effective February 1, 2004, offset by improved revenues in our remaining clinics.

Management fee revenue

Management fee revenue for the nine months ended June 30, 2005 was $598,150, representing a decrease of $30,426 (4.8%) over management fee revenue for the nine months ended June 30, 2004, of $628,576.

The decrease in management fee revenue for service revenue during the 2005 period was primarily the result of an adjustment to the monthly per member management fee required under  a new contract.

Other revenue

Other revenue for the nine months ended June 30, 2005 was $1,201,980, representing an increase of $1,069,503 (807.3%) over other revenue for the nine months ended June 30, 2004, of $132,477.

The increase in other revenue during the 2005 period was primarily the result of an initial pay for performance bonuses (additional revenue for meeting certain level of care thresholds) received from our contracted Health Plans for which there was no corresponding amount in the prior quarter.

PCP Capitation Expense

Primary Care Physician (PCP) Capitation expense for the nine months ended June 30, 2005 was $18,044,279, representing a decrease of $234,163 (1.3%) over PCP capitation expense for the nine months ended June 30, 2004, of $18,278,442.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $2,200,000 in increased PCP capitation expense during the 2005 period, as compared to the 2004 period. This increase was offset by reduced PCP capitation expense resulting from the enrollment declines discussed above.

Specialist Capitation Expense

Specialist Capitation expense for the nine months ended June 30, 2005 was $17,052,359, representing a decrease of $230,146 (1.3%) over specialist capitation expense for the six months ended June 30, 2004, of $17,282,505.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed approximately $2,300,000 in increased specialist capitation expense during the 2005 period, as compared to the 2004 period. This increase was offset by reduced specialist capitation expense resulting from the enrollment declines discussed above.

Claims Expense

Claims expense for the nine months ended June 30, 2005 was $33,695,075, representing an increase of $4,393,694 (15.0%) over claims expense for the nine months ended June 30, 2004, of $29,301,381.

We estimate that net membership growth from the February 1, 2004 acquisitions contributed the majority of the increased claims expense during the 2005 period, as compared to the 2004 period.

Physician Salaries Expense

Physician salaries expense for the nine months ended June 30, 2005 was $1,998,882, representing a decrease of $1,049,399 (34.4%) over physician salaries expense for the nine months ended June 30, 2004, of $3,048,281.

The decrease in physician salaries expense during the 2005 period was primarily the result of the April 1, 2004 sale of the medical clinics which had been acquired in connection with the purchase of the Gateway entities, effective February 1, 2004, combined with lower physician bonus awards in 2005.

Other Cost of Revenue

Other cost of revenue for the nine months ended June 30, 2005 was $510,766, representing a decrease of $272,585 (34.8%) over other cost of revenue for the nine months ended June 30, 2004, of $783,352.

The decrease in other cost of revenue during the 2005 period was primarily the result of an increase in the level of certain pharmacy and injectibles being paid as fee-for-service claims.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased .01%, to 27.2% for the nine months ended June 30, 2005, from 27.3% for the nine months ended June 30, 2004.

The most significant factors in the decrease in our gross margin percentage between the fiscal 2004 and fiscal 2005 periods the result of the increase in pay for performance bonuses that accounted for 1.0%. Physician salaries expense decreased by 1.2% following the sale of the Gateway clinics combined with lower physician bonus accruals.   In addition, PCP and specialist capitation decreased as a percent of sales by 0.7% and 0.7%, respectively compared to the same period in 2004.  This was offset by an increase in the claims expense of 3.8% as a percent of sales.

General and Administrative Expenses

General and administrative expenses were $20,647,911 for the 2005 period, representing 21.1% of total revenues, as compared with $18,418,544, or 19.5% of total revenues, for the 2004 period.

The increase in general and administrative expenses during the 2005 period was primarily the result of additional personnel and benefit costs following the January 31, 2004 acquisitions. The increase in general and administrative expenses as a percentage of revenues resulted from small comparative increases in outside service expense, bad debt expense, software licensing, marketing and rent.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended June 30, 2005 increased to $805,077 from $535,339 for the same period of the prior year. The increase was primarily due to accelerating, effective April 1, 2005, the rate of amortization of identifiable intangible assets acquired in the February 1, 2004 acquisitions described above, as well as additional depreciation expense for increased capital expenditures.

Other income (expense), net

Other income (expense), net for the nine months ended June 30, 2005 increased to a net expense of $467,553 from $28,738 for the same period of the prior year. The increase in net interest expense was primarily due to the $15 million GMAC Residential Funding Corporation credit facility entered into during September 2004.

Provision for Income Taxes

Income tax expense decreased approximately 25.6%, or $694,002, to $2,021,153 for the 2005 period, from $2,715,155 million in the 2004 period. The decrease in income tax expense was principally due to a 27.2% decrease in pretax income.

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

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements,   and maximize investment return. As of June 30, 2005, we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit. These restricted certificates of deposit, with an average maturity of approximately 75 days as of June 30, 2005, are included in Investments in the accompanying financial statements.

Net cash provided  by operations was $338,569 for the nine months ended June 30, 2005 and $5,132,415 for the nine months ended June 30, 2004. The decrease in net cash provided by operations for the nine months ended June 30, 2005 when compared to the nine months ended June 30, 2004 was due to the following factors:

•                  decreased net income ($1,196,378 lower in 2005);

•                  increased depreciation and amortization expense ($269,738 higher in 2005);

•                  changes in net deferred taxes, a source of $257,211 in the nine months ended June 30, 2005 compared to a use of $195,360 in the nine months ended June 30, 2004.

•                  changes in accounts receivable balances, a source of $231,921 in the nine months ended June 30, 2005 compared to a source of $978,115 in the nine months ended June 30, 2004;

•                  changes in prepaid expenses and other, a use of $1,258,141 in the six months ended June 30, 2005 compared to a use of $287,728 in the six months ended June 30, 2004.

•                  changes in income tax receivable, a use of $888,372 for the nine months ended June 30, 2005 compared to a zero for the nine months ended June 30, 2004;

•                  changes in medical claims liabilities, which were a use of $757,519 in the nine months ended June 30, 2005 compared to a use of $941,023 in the nine months ended June 30, 2004.

•                  changes in accounts payable, a use of $1,489,861 for the nine months ended June 30, 2005 compared to a source of $550,184 for the nine months ended June 30, 2004;

These factors were offset in part by the following factors:

•                  payments on our notes receivable from sale of the Gateway clinics, a source of $264,965 for the nine months ended June 30, 2005 compared to a source of $72,658 for the nine months ended June 30, 2004; and

•                  changes in capitalized acquisition costs, a source of $249,437 in the nine months ended June 30, 2005 compared to a use of $254,465 in the nine months ended June 30, 2004.

•                  Changes in restricted certificates of deposit, a use of $649,313 in the nine months ended June 30, 2005 compared to a use of $47,246 in the nine months ended June 30, 2004.

•                  repayments on our line of credit, a use of $4,000,000 in the nine months ended June 30, 2005 compared to a use of $2,200,000 in the nine months ended June 30, 2004

•                  repayments of notes payable and capital leases, a use of $1,341,888 in the nine months ended June 30, 2005 compared to a use of $1,016,637 in the nine months ended June 30, 2004

At June 30, 2005, we had negative working capital of $2,127,836 as compared to negative working capital of $3,141,414 at September 30, 2004. At June 30, 2005 and September 30, 2004, cash and cash equivalents were $14,600,744 and $20,330,754, respectively. The decrease in cash and cash equivalents resulted primarily from the items discussed above, the more significant of which include repaying $4,000,000 on our line of credit facility, paying down accounts payable by $1,489,861, repayments of  notes payable and capital leases of $1,341,888 and an increase in restricted investments of approximately $602,000.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of June 30, 2005, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of June 30, 2005 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th  through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of June 30, 2005 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st  through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,300,000
(2)%	$2,200,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,200,000)
3%	$(3,300,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(600,000)
(2)%	$(400,000)
(1)%	$(200,000)
1%	$200,000
2%	$400,000
3%	$600,000

Additionally, for each 1% (hypothetical) difference between our June 30, 2005 estimated claims liability (of $12,566,103) and the actual claims incurred run-out, net income for the nine months ended June 30, 2005 would increase or decrease by approximately $75,000, while diluted net income per share would increase or decrease by approximately $0.01 per share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended June 30, 2005:

2005
IBNR as of beginning of period	$13,323,622
Health care claim expenses incurred during the period related to:
Current year	34,984,790
Prior years	(1,289,715)
Total incurred	33,695,075
Health care claims paid during the period related to:
Current year	(23,117,828)
Prior years	(11,334,766)
Total paid	(34,452,594)

IBNR as of end of period	$12,566,103

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables,  restricted cash  and debt.

As of June 30, 2005, we had cash and cash equivalents of $14,600,744. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in Federal Home Loan bonds and overnight, high yield money market funds. We also had $1,162,000 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Our term loan with Residential Funding Corporation, with a balance of $8,666,667 at June 30, 2005, requires monthly principal payments of $166,667 and monthly interest payments at prime plus 2% per annum. The fair value of this debt instrument is affected by changes in market interest rates. As of June 30, 2005, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the nine months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance: We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase. We have supplemented our internal project team with the services of an outside specialist. Although we have made this project a priority for the Company, there can be no assurances that all control deficiencies that may be identified and validated will be remediated before the required due date of September 30, 2006.

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

The Court of Appeal issued its decision on May 26, 2005, which upheld the arbitration award, with the exception of the portion of the award in which the Arbitrator had allowed Prospect to recover its share of the Arbitrator’s fee from St. Jude. The Court of Appeal held that the underlying contract required each party to share equally the Arbitrator’s fee. The case was remanded to the Superior Court for further proceedings on this issue. In all other respects, the arbitration award was upheld.

We are currently engaged in settlement discussions with counsel for the other parties, to determine whether it will be possible to resolve this issue amicably, and to avoid the need for any further appeals or any litigation proceedings following remand.

Pending the final outcome of this matter, we have reserved against a portion of the amounts received. Management believes that such reserves are adequate as of June 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Management believes that each of the securities transactions during the period covered by this report that is described in the table below was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as referenced in the notes accompanying the table:

Date	Title	Amount		Consideration	Recipients

4/2005 to 6/2005	Common Stock	72,579 shares	(1)	Conversion of Series A Preferred Stock	Holders of Series A Preferred Stock

6/2005	Common Stock	19,020 shares	(1)	Cashless exercise (conversion of 40,000 warrants)	Comerica Bank

(1)                             These shares of common stock were issued upon conversion of outstanding securities in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

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

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

August 12, 2005	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 12, 2005	/s/ MIKE HEATHER
Mike Heather Chief Financial Officer (Principal Financial Officer)