Form 10-K
period 2005-09-30
PROSPECT MEDICAL HOLDINGS INC
filed 2005-12-27
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File Number 1-32203

PROSPECT MEDICAL HOLDINGS, INC.

Delaware	33-0564370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
400 Corporate Pointe, Suite 525 Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 338-8677

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, Par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant as of March 31, 2005 (the last business day of our most recently completed second fiscal quarter) was approximately $17,795,127 based upon the closing price for shares of our common stock as reported by the American Stock Exchange on such date.

As of December 20, 2005, 6,840,362 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2006 annual stockholders meeting, which will be filed with the Commission on or before January 28, 2006, are incorporated by reference in Part III of this report.

Table of Contents
Form 10-K

PART I

Item 1.                        Business.

Prospect Medical Holdings, Inc. is a health care management services organization. We provide management services to affiliated physician organizations that operate as independent physician associations (“IPAs”) or medical clinics. Our affiliated physician organizations enter into agreements with health maintenance organizations (“HMOs”) to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments.

The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services. The medical clinics employ their primary care physicians, which provide the vast majority of their medical services, while contracting with specialist physicians and other health care providers to provide other required medical services.

Through our two management subsidiaries—Prospect Medical Systems and Sierra Medical Management—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include negotiation of contracts with physicians and HMOs, physician recruiting and credentialing, human resources services, claims administration, financial services, provider relations, member services, case management including utilization management and quality assurance, data collection, and management information systems. For further discussion of these services, see Item 1, “Business—Management Services Agreements.”

Our two management subsidiaries currently provide management services to twelve affiliated physician organizations, including Prospect Medical Group, ten other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization that is a joint venture in which Prospect Medical Group owns a 50% interest. We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations. Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

Physician organizations, by California law, may only be owned by physicians. We have designated Jacob Y. Terner, M.D., our Chairman and Chief Executive Officer, to be the owner of all of the capital stock of Prospect Medical Group. As such he indirectly controls Prospect Medical Group’s ownership interest in each of our other affiliated physician organizations. Dr. Terner is also the Chief Executive Officer of Prospect Medical Group and all of our other affiliated physician organizations that Prospect Medical Group owns. Dr. Terner is the Chief Executive Officer of one of the two general partners of our joint venture affiliated physician organization.

We control each affiliated physician organization through an assignable option agreement that we have entered into through our management subsidiary, Prospect Medical Systems, with Dr. Terner and Prospect Medical Group. The assignable option agreement gives us the right to designate a successor physician to buy the capital stock of Prospect Medical Group from Dr. Terner for nominal consideration. The assignable option agreement allows us to control who owns the stock of Prospect Medical Group and indirectly control each affiliated physician organization that Prospect Medical Group controls. We refer to this arrangement as a “single shareholder model.”

For financial reporting purposes, we are deemed to control Prospect Medical Group under U.S. Generally Accepted Accounting Principles (see Item 7, “Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting
Policies—Consolidation of Financial Statements”) and are therefore required to consolidate the financial statements of Prospect Medical Group with those of our management subsidiaries.

The thirteen affiliated physician organizations that we currently manage through our subsidiaries include Prospect Medical Group, which is an IPA wholly owned by Dr. Terner, eight IPAs wholly owned by Prospect Medical Group, two medical clinics wholly owned by Prospect Medical Group, one IPA in which Prospect Medical Group has a 55% controlling interest, and one IPA which is a joint venture in which Prospect Medical Group owns a 50% interest through another affiliated physician organization. In July 1999, we entered into the joint venture partnership agreement with an unrelated third party, AMVI/IMC Health Network, Inc. (“AMVI”), in order to aggregate sufficient Medicaid enrollees to qualify for participation in the CalOPTIMA Medicaid (Medi-Cal in California) program in Orange County, California. We own a 50% interest in the joint venture partnership, although our portion of the business is operated autonomously. In accordance with the joint venture partnership agreement, profits and losses are not split in accordance with the partnership ownership interest, but rather, are directly tied to the results of our portion of the business. Separate from any earnings we generate from our portion of the business within the joint venture, we also earn fees for management services we provide to our partner in the joint venture. We account for our interest in the joint venture using the equity method of accounting. We include in our financial statements only the net results attributable to those Medicaid enrollees specifically identified as assigned to us, together with the management fee that we charge for managing those Medicaid enrollees specifically assigned to the other joint venture partner. Operations for the joint venture are similar to our other affiliated physician organizations, with the distinction that all enrollees are Medicaid beneficiaries.

Information about our thirteen affiliated physician organizations is listed in the table below:

Affiliated Physician Organizations of Prospect Medical Holdings

Name of Affiliated Physician Organization	Type	Owned By	Managed By(1)
Prospect Medical Group	IPA	Jacob Y. Terner, M.D. (100%)	Prospect Medical Systems
Prospect Health Source Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Prospect Professional Care Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Prospect NWOC Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Santa Ana/Tustin Physicians Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Nuestra Familia Medical Group	IPA	Prospect Medical Group (55%)	Prospect Medical Systems
AMVI Prospect Health Network	IPA	Prospect Medical Group, through Santa Ana/Tustin Physician’s Group (50% joint venture)	Prospect Medical Systems
Sierra Primary Care Medical Group	Medical Clinic	Prospect Medical Group (100%)	Sierra Medical Management
Pegasus Medical Group	Medical Clinic	Prospect Medical Group (100%)	Sierra Medical Management
Antelope Valley Medical Associates	IPA	Prospect Medical Group (100%)	Sierra Medical Management
APAC Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
StarCare Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Genesis HealthCare of Southern CA(2)	IPA	Prospect Medical Group (100%)	Prospect Medical Systems

(1)          Prospect Medical Systems and Sierra Medical Management are wholly owned direct subsidiaries of Prospect Medical Holdings.

(2)          Acquired November 1, 2005. Operations will be included in our financial statements beginning November 1, 2005.

Our affiliated physician organizations provided medical services to a combined total of approximately 172,000 HMO enrollees at September 30, 2005. AMVI Prospect Health Network enrollees include approximately 5,600 enrollees that we manage for our own economic benefit, and 7,300 enrollees that we manage for the economic benefit of our partner in this joint venture, for which we earn management fee income. Genesis HealthCare of Southern California (“Genesis”), which was acquired effective November 1, 2005, has a total of approximately 16,000 HMO enrollees. Currently, our affiliated physician organizations have contracts with approximately twelve HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a monthly capitation fee per enrollee, which does not vary regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services to the HMO enrollees by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee paid by the HMOs.

We, through our management subsidiaries, control the expense for the medical component of the costs of our affiliated physician organizations by “sub-capitating” all primary care physicians and many of the specialist physicians that provide the medical services to the HMO enrollees. Sub-capitation is an arrangement that exists when an organization being paid under capitated contracts with an HMO, in turn contracts with other providers on a capitated basis, for a portion of the original capitated premium. For those specialties for which we cannot, or do not, choose to obtain a sub-capitated contract, we negotiate discounted fee-for-service contracts. By contract, our affiliated physician organizations generally do not assume responsibility for the costs of providing medical services (“medical costs”) that occur outside of their service area, which has been defined as a 30-mile radius around the office of the HMO enrollee’s primary care physician. All non-emergent care requires prior authorization, in order to limit unnecessary procedures and to direct the HMO enrollee requiring care to the physicians of our affiliated physician organizations, and the most cost effective facility. Our affiliated physician organizations utilize board certified pulmonologists and internists, trained in intensive care to maintain control over the patient’s stay in the hospital, reducing unnecessary consultations and facilitating the patient’s treatment and discharge. We also review medical costs monthly on a region by region basis and compare those costs to the trend of patient utilization of medical services in each region. In those instances where the patient utilization is trending very low, we determine whether it would be less expensive for our affiliated physician organizations to pay their providers on a discounted fee-for-service basis rather than a fixed capitation payment for each enrollee per month. See Item 1, “Business—Risk Management.”

Our consolidated business has grown through the acquisition of IPAs by Prospect Medical Group. Our plan is for Prospect Medical Group to continue to acquire additional IPAs. We currently do not intend to further acquire any individual or small medical practices, clinics or medical group practices.

We believe that different IPAs present different medical cultures and are best served by local medical management. Therefore, we typically attempt to retain the senior medical management of the entities that we acquire or with which we affiliate.

We have chosen to concentrate our growth geographically by limiting our acquisitions to IPAs in Orange County, California and Los Angeles County, California.

Our profit growth as a consolidated business is primarily driven by increasing our revenue through acquisitions by Prospect Medical Group, and in parallel, reducing the administrative expenses of our affiliated physician organizations and management subsidiaries. We select our acquisition candidates based in large part on a history of profitable operations or where we can foresee a synergy, such as, opportunities for economies of scale through a consolidation of management functions, a competitive environment with respect to hospital and physician services, and a geographic proximity to current operations or a material share of the potential acquisition candidate’s own local market. Upon completion of every IPA acquisition, one of our management subsidiaries enters into a long-term management services agreement with the newly-acquired physician organization.

In effecting an acquisition, our affiliated physician organizations generally acquire medical assets, including such things as HMO contracts, provider contracts and patient records. If related non-medical assets are to be acquired as part of the acquisition, such as, management contracts, furniture, fixtures or equipment, non-medical personnel or real property leases, these are acquired by one of our management subsidiaries. In some cases, the stock of an acquisition candidate is acquired rather than its assets.

With respect to any acquisition of assets or stock of an acquisition candidate that is being acquired by one of our affiliated physician organizations, we, or one or more of our affiliated entities, may advance cash, or, in some cases, stock to that affiliated physician organization, for use in consummating the acquisition.

Advances from our management subsidiaries to the affiliated physician organization are covered by the terms of the respective management services agreement, which obligate the affiliated physician organization to repay the advance. Specifically, our management services agreements give the manager the authority to advance funds to the affiliated physician organization in order for the affiliated physician organization to meet its financial obligations. The management services agreements allow the manager and the affiliated physician organization to set the terms of such advances. The advances are deemed loans that are reflected as a payable or receivable, as applicable, in the financial statements of each entity and are repayable upon demand. Cash advances among our affiliated physician organizations are inter-company in nature and are eliminated in consolidation in our financial statements.

Furthermore, Prospect Medical Group, our affiliate physician organization which is the owner of all or a significant portion of the capital stock of each of our other affiliated physician organizations, has executed a security agreement with its manager, Prospect Medical Systems, covering all of Prospect Medical Group’s obligations to Prospect Medical Systems under its management services agreement. The collateral pledged under such security agreement is all accounts and other assets of Prospect Medical Group. The manager could technically foreclose on such collateral if its loan was not repaid. However, because of our affiliate relationship with the physician organizations that we manage, we are able to control the timing of the repayment of any loans by our affiliated physician organizations. The security interest of Prospect Medical Systems has, however, been subordinated to our loans under our senior secured credit facility until such time as the loans under that facility have been paid in full.

Advances from our affiliated physician organization to us or one of our management subsidiaries are covered by the terms of a cash management agreement, which obligates the recipient of the advance to repay it. These advances, like advances from our management subsidiaries to our affiliated physician organizations, are reflected in the financial statements of each entity as a payable or receivable, as applicable.

Our executive management team consists of seasoned operational, physician, financial, contracting, and administration executives, who have extensive experience in the healthcare industry. Jacob Y. Terner, M.D., our Chairman, Chief Executive Officer and a Director since November 1996, has held positions as a physician, medical professor, and corporate executive. Dr. Terner was a member of the voluntary faculty at the University of Southern California, School of Medicine for approximately thirty years and holds the title of Emeritus Clinical Professor of Obstetrics and Gynecology. Prior to his tenure with our company, Dr. Terner served as Chairman of the Board and Chief Executive Officer of Century MediCorp, Inc., a publicly-traded HMO and vertically integrated health-management organization until its October 1992 merger with Foundation Health Corporation. Each of our senior executives has more than ten years of general business and/or health care experience.

Our principal executive offices are located at 400 Corporate Pointe, Suite 525, Culver City, CA, 90230. Our telephone number is (310) 338-8677. Our web site address is www.prospectmedicalholdings.com. A copy of this filing is posted on our web site.

A chart of the organizational structures of both the company and Prospect Medical Group is set forth on the next page.

ORGANIZATIONAL STRUCTURE OF OUR BUSINESS

Summary of the Structure of our Business

1.                 Jacob Y. Terner is the nominee shareholder of PMG; CEO of PMH, SMM, and PHR; Secretary and Director of Nuestra Familia Medical Group, which is 55% owned by Prospect Medical Group; and CEO of Santa Ana-Tustin Physicians Group, which is a 50% joint venture partner in AMVI/Prospect Health Network.

2.                 PMG is an affiliated physician organization and owns 100% of the stock of all of our other affiliated physician organizations, 55% of Nuestra Familia Medical Group, and a 50% interest in AMVI/Prospect Health Network.

3.                 PMS, PMG and Dr. Terner are parties to an Assignable Option Agreement whereby PMS can change the owner/shareholder of PMG at any time. PMS and PMH are deemed to control all the affiliated physician organizations, except AMVI/Prospect Health Network, for financial accounting purposes, dictating a consolidation of the financial statements of all these entities with PMH and its management subsidiaries. We account for our interest in AMVI/Prospect Health Network using the equity method of accounting and we record only the net results derived from our specifically identified portion of the joint venture’s operations. In addition, we record the management fee revenue we earn for providing management services to our partner’s specifically identified portion of the joint venture operations.

4.                 All of the affiliated physician organizations operate as independent physician associations (IPAs) except Sierra Primary Care Medical Group and Pegasus Medical Group, which operate as medical clinics.

Managed Care Industry Overview

We operate our business in the rapidly evolving managed health care industry. Historically, the substantial majority of medical services were provided on a fee-for-service (indemnity) basis, with insurance companies or individuals assuming responsibility for paying all or a portion of such fees. The costs of medical services have historically risen at a higher rate than the consumer price index. As a result, insurers, employers, state and federal governments and other health insurance payers have sought to reduce or control the sustained increases in health care costs. The response to these cost increases has been a shift away from the traditional fee-for-service method of paying for health care to managed health care models, such as HMOs, that rely on the concept that pre-payment based on prior negotiation is an effective way of controlling health care costs.

HMOs offer a comprehensive health care benefits package in exchange for a fixed prepaid monthly fee or premium per enrollee that does not vary regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. HMOs contract directly with medical clinics, independent physician associations, hospitals and other health care providers to provide medical care to HMO enrollees. In California, it is customary for the HMOs to delegate the responsibility for managing the provision of medical services to independent physician associations or medical clinics with which the HMOs have contracts. In states such as California, a provider can only accept risk from an HMO for those services that the provider is authorized to perform within the scope of its licensure. For example, a physician organization cannot accept risk for the provision of hospital services, and a hospital cannot accept risk for professional medical services. The affiliated physician organization contracts with the HMOs provide for payment to the affiliated physician organizations of a fixed monthly fee per enrollee, which is called a capitation payment. Once negotiated, the total payment is based on the number of enrollees covered, regardless of the actual need for and utilization of covered services. Under these contracts, we, through our affiliated physician organizations and management subsidiaries, assume the financial risk that all necessary health care services and the management costs associated with the provision of those services can be provided at a cost less than the amount paid to our affiliated physician organizations by the HMOs.

The management services we provide, through our management subsidiaries, include the negotiation of contracts with physicians and HMOs, physician recruiting and credentialing, human resources services, claims administration, financial services, provider relations, member services, medical management including utilization management and quality assurance, data collection and management information systems. Physicians have not been equipped by training or experience to handle all of these functions. Accordingly, physicians have either hired staff and purchased the necessary equipment to support these functions within their practice, or hired an outside management company.

Physicians, including those in small to mid-sized physician groups, find themselves at a competitive disadvantage in the current managed care environment. They generally do not have a significant market presence and lack the capital to purchase sophisticated management information systems required to manage risk arrangements. Administrative burdens have been exacerbated by the presence of multiple HMOs, requiring physicians to comply with multiple formats for claims processing, credentialing and medical management. Additionally, a proliferation of state and federal regulations has increased the paper-work burden and hampered the application of the traditional controls used by managed care organizations. Physicians increasingly are responding to these pressures within the managed care industry by affiliating with organizations such as our company to mitigate their economic risk and perform the non-medical management and administrative tasks that arise from the delegated managed care model.

Our Strategy

Our business strategy is to target geographical regions with many IPAs and to achieve growth and scale within those regions, primarily through the acquisition of selected IPAs by Prospect Medical Group.

As of December 1, 2005, there were approximately 160 small, medium and large IPAs in California. Many of these IPAs cannot obtain or have been unwilling to pursue the acquisition of capital with which to enhance their facilities or the human resources and information technology in order to grow. Smaller IPAs are disadvantaged in that they have fewer members and revenue over which to spread high fixed costs and the increasing cost of governmental regulation. Additionally, and because of their size, many smaller IPAs do not have as much leverage in physician and HMO contracting. Owners of IPAs that fall into this category likewise may be more amenable to considering fair offers for their businesses.

As Prospect gets larger in the markets in which we operate, our increasing size should allow us to absorb the high fixed costs and cost of governmental regulation, while also providing additional leverage in our physician and HMO contracting.

To date, we have focused on acquisition candidates in Southern California. We have identified potential IPA acquisition candidates in Southern California having an aggregate of approximately 200,000 HMO enrollees, although no assurance can be given of our ability to acquire any of those IPAs. We select acquisition candidates based in large part on the following broad criteria:

•        A history of profitable operations or a predictable synergy such as opportunities for economies of scale through a consolidation of management functions;

•        A competitive environment with respect to a high concentration of hospitals and physicians; and

•       A geographic proximity to current operations or a material share of the potential acquisition candidate’s own local market.

Our subsidiary Prospect Medical Systems conducts substantially all of its operations in Orange and Los Angeles Counties of Southern California, while our subsidiary Sierra Medical Management conducts certain medical management operations in the Antelope Valley region in northern Los Angeles County, and shares some functions with Prospect Medical Systems in Orange County. Our affiliated physician organizations are listed below:

Affiliated Physician Organizations	Percentage Owned By Prospect Medical Group, Inc.(1)	Area of Operations
Prospect Medical Group, Inc.(1)(4)	—	Orange, Los Angeles and Riverside Counties
Sierra Primary Care Medical Group, Inc.(2)	100%	Antelope Valley (Los Angeles County)
Santa Ana-Tustin Physicians Group, Inc.(4)(5)	100%	Orange County
Pegasus Medical Group, Inc.(2)	100%	Antelope Valley (Los Angeles County)
Antelope Valley Medical Associates, Inc.(4)	100%	Antelope Valley (Los Angeles County)
Nuestra Familia Medical Group, Inc.(4)	55%	East Los Angeles
AMVI/Prospect Health Network(3)(4)	50%	Orange County
Prospect Health Source Medical Group, Inc.(4)	100%	West Los Angeles
Prospect Professional Care Medical Group, Inc.(4)(6)	100%	North Orange County and East Los Angeles
Prospect NWOC Medical Group, Inc.(4)(7)	100%	North Orange County
StarCare Medical Group, Inc.(4)(7)	100%	North Orange County
APAC Medical Group, Inc.(4)(7)	100%	Central Orange County
Genesis HealthCare of Southern California (4)(8)	100%	Central Orange County

(1)          A medical corporation owned by a single shareholder, currently, Jacob Y. Terner, M.D.

(2)          Medical clinic.

(3)          Joint venture partnership with AMVI/IMC Health Network to service only enrollees of CalOPTIMA which are all Medi-Cal enrollees. (Medi-Cal is the California Medicaid program.)

(4)          IPA.

(5)          Consolidated into Prospect Medical Group, Inc. (November 1998).

(6)          Acquired September 30, 2003.

(7)          Acquired February 1, 2004.

(8)          Acquired November 1, 2005.

To support our growth strategy, we have invested over $2,000,000 in the expansion of our operational infrastructure implementing a sophisticated management information system called IDX Systems Managed Care Application (“IDX”). In February 2005, we paid $475,000 to renew all required IDX software licenses for a ten year period. In addition, we pay monthly IDX maintenance fees of approximately $16,000. IDX processes and monitors virtually all facets of our management operations, including claims management and eligibility. The IDX system provides timely operating information and trend data, to enable rapid and proactive management action, where necessary.

Additionally, we have developed significant knowledge capital with separate departments to manage the key areas of our affiliated physician organizations operations. These departments include:

•        Clinical operations, including case management, medically related member services and quality control;

•        Claims, including financially related member services;

•        Contracting and credentialing, including provider relations;

•        Eligibility;

•        Finance and accounting;

•        HMO relations;

•        Information technology;

•        Physician networks, including business development and marketing.

On behalf of our affiliated physician organizations, we managed data for approximately 172,000 HMO enrollees as of September 30, 2005. We estimate that our IDX system has the capacity to process the data of at least an additional 350,000 HMO enrollees. Therefore, we believe that the cost per enrollee of adding a large number of new enrollees would be significantly less than our current cost per enrollee.

Our Market

Southern California is a mature managed care market. According to the California Department of Finance (Demographic Research Unit), the California population was approximately 36.8 million as of January 1, 2005. According to the latest survey by Cattaneo and Stroud, Inc. (a for-profit California managed care industry research group funded, in part, by the California Healthcare Foundation), approximately 17.3 million individuals, or approximately 47% of California residents were enrolled in HMOs as of March 2005, representing a decrease of approximately 80,000 HMO enrollees compared to March 2004. HMO enrollment in California has declined slightly over the past three years, which has been attributed to the economy, unemployment, and a consumer move to preferred provider organizations (“PPOs”), which are another type of managed care plan modeled after the original fee-for-service indemnity plans, but requiring physicians to accept discounted fees. PPO customers experience higher premiums, co-payments and increased deductibles in exchange for the ability to choose their own physicians, whereas HMO enrollees receive virtually all necessary healthcare coverage with minimal co-payments.

Another reason we believe that California offers more economic opportunity for us is because physicians and hospitals have established practice and referral patterns that are consistent with providing services within a managed care framework. With a substantial portion of the California population utilizing either an HMO or a PPO (discounted fee-for-service), managed care is commonplace.

So far Prospect Medical Group has limited its acquisition of physician organizations to the following organizations in Orange County, California and Los Angeles County, California:

	As of September 30, 2005
Affiliated Physician Organizations	Primary Care Physicians	Specialists	Enrollees	Area of Operations
Prospect Medical Group, Inc.	293	4162	34,500	Orange, Los Angeles & Riverside Counties
Prospect Health Source Medical Group, Inc.	76	622	21,100	West Los Angeles
Sierra Primary Care Medical Group, Inc.(1)	6	899	12,300	Antelope Valley (Los Angeles County)
Pegasus Medical Group, Inc.	2	17	3,500	Antelope Valley (Los Angeles County)
Nuestra Familia Medical Group, Inc.	86	214	5,600	East Los Angeles
Antelope Valley Medical Associates, Inc.	14	162	8,300	Antelope Valley (Los Angeles County)
AMVI / Prospect Health Network(5)	47	47	12,800	Orange County
Prospect Professional Care Medical Group(2)	106	1264	31,000	East Los Angeles & Orange County
Prospect NWOC Medical(3) Group, Inc.	65	628	12,400	North Orange County
StarCare Medical Group, Inc.(3)(4)	59	209	26,900	North Orange County
APAC Medical Group, Inc.(3)(4)	38	119	3,500	Central Orange County
Totals	792	8,343	171,900

(1)          Excludes 11 full time physicians and 2 part time physicians employed by Sierra Primary Care Medical Group and Pegasus Medical Group.

(2)          Acquisition completed as of September 30, 2003.

(3)          Acquisition completed as of February 1, 2004.

(4)          StarCare and APAC share specialist physicians.

(5)          Includes approximately 5,600 enrollees that we manage for our own economic benefit, and 7,300 enrollees that we manage for the economic benefit of our partner in this joint venture, for which we earn management fee income.

(6)          Primary care physicians, specialists and enrollees of Genesis HealthCare of Southern California, as of its November 1, 2005 acquisition date, totaled approximately 198, 292, and 16,000, respectively.

Enrollment Statistics
As of September 30

	1997	1998	1999	2000	2001	2002	2003	2004	2005
Commercial	62,000	83,000	87,000	83,000	105,000	102,000	136,200	168,500	144,900
Medicare	7,300	8,200	8,800	7,800	9,800	7,000	11,200	15,500	12,500
Medi-Cal	6,000	6,700	7,600	6,700	6,300	8,500	13,700	14,400	14,500
Totals	75,300	97,900	103,400	97,500	121,100	117,500	161,100	198,400	171,900

The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that, starting in 1999, we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was 4,200, 4,000, 5,600, 7,100, 7,100 and 7,300 as of September 30, 2000, 2001, 2002, 2003, 2004 and 2005, respectively.

Commercial and Medicare Enrollment Statistics for Genesis HealthCare of Southern California, as of its November 1, 2005 acquisition date, totaled approximately 14,900, and 1,100, respectively. Genesis has no Medi-Cal enrollees.

Revenue Concentration Statistics of our Affiliated Professional Organizations
For the Fiscal Years Ended September 30, 2003, 2004 and 2005

For the fiscal years ended September 30, 2003, 2004 and 2005 our affiliated physician organizations recognized capitation revenue of $63,512,597, $125,860,567 and $129,143,656, respectively. During those periods, the four largest clients of our affiliated physician organizations, PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 84% 80% and 80% of total capitation revenue, respectively:

	Capitation Revenue		Capitation Revenue		Capitation Revenue
	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
	September 30, 2003	Capitation Revenue	September 30, 2004	Capitation Revenue	September 30, 2005	Capitation Revenue
PacifiCare	$19,238,866	30%	$40,903,464	32%	$40,155,679	31%
Health Net	15,318,402	24%	25,933,742	21%	25,224,324	20%
Blue Cross	11,850,966	19%	19,899,135	16%	21,365,598	17%
Blue Shield	7,399,387	11%	13,467,152	11%	14,802,756	12%
Totals	$53,807,621	84%	$100,203,493	80%	$101,548,357	80%

See Item 1, “Business—Competition” and Item 1A, “Risk Factors”—for additional details regarding concentration.

As of December 1, 2005, our affiliated physician organizations were listed as having a combined market share (based on number of HMO enrollees served) of approximately 9.3 percent in Orange County (135,054 enrollees compared to 1,443,750 total enrollees in Orange County), and approximately 1.1 percent in Los Angeles County (52,808 enrollees compared to 4,784,090 total enrollees in Los Angeles County).

Management Fees and Revenue Generation

We, through our management subsidiaries, provide management and administrative support services to each of our affiliated physician organizations in return for management fees generally ranging from 8.5% to 15% of each organization’s gross revenues. The specific management fee paid by each affiliated physician organization is set forth below:

Affiliated Physician Organization	Management Fee
Prospect Medical Group	15%
Nuestra Familia Medical Group	12%
AMVI/Prospect Health Network(1)	8.5%
Prospect Health Source Medical Group	12.5%
Prospect Professional Care Medical Group	15%
Prospect NWOC Medical Group	15%
Starcare Medical Group	15%
APAC Medical Group	15%
Sierra Primary Care Medical Group	15%
Pegasus Medical Group, Inc.	15%
Antelope Valley Medical Associates	15%
Genesis HealthCare of Southern California	15%

(1)          AMVI/Prospect Health Network has an agreement with Prospect Medical Systems which is based upon a per member/per month management fee that equates to approximately 8.5% of AMVI/Prospect Health Network’s gross revenues.

In addition to the management fees described above, we also receive an incentive bonus based on the net profit or loss of each wholly-owned affiliated physician organization. With the exception of Prospect Health Source Medical Group, we are allocated a 50% residual interest in the profits above 8% of the profits or a 50% residual interest in the net losses, after deduction for costs to the management subsidiary and physician compensation. For Prospect Health Source Medical Group, we are allocated a 40% residual interest in its profits or losses.

Because of the ownership of a controlling financial interest by Prospect Medical Group or Dr. Terner in all of our affiliated physician organizations, other than AMVI/Prospect Health Network, should we determine that an adjustment to our management fees is appropriate (other than AMVI/Prospect Health Network), we are able to accomplish this adjustment due to our controlling financial interest in the affiliated physician organization. In the case of AMVI/Prospect Health Network, because Prospect Medical Group’s ownership interest is a 50% interest, in the event we determine that an adjustment of the management fee for AMVI/Prospect Health Network is appropriate, an adjustment would require negotiation with the joint venture partner.

Notwithstanding our ability to control the management fee adjustment process, we are limited by laws affecting management fees of health care management service companies. Such laws require that our management fees reflect fair market value for the services being rendered, giving consideration however to the costs of providing the services. Such laws also limit our ability to increase our management fees more frequently than once a year.

The management fees received by our management subsidiaries and the revenue of our affiliated physician organizations (other than AMVI/Prospect Health Network) are consolidated in our financial statements due to our controlling financial interest. In the case of AMVI/Prospect Health Network, only that portion of the results which are allocated to us are consolidated in the accompanying financial statements, together with the management fee that we charge our joint venture partner, AMVI, for managing AMVI’s share of the joint venture operations.

The management fee percentage listed above for the AMVI/Prospect Health Network joint venture approximates the following specifically determined management fees. There are two primary CalOPTIMA programs; basic Medi-Cal and a related program called Healthy Families, focused on health coverage for children. For the management services we provide to enrollees assigned to AMVI’s division of the joint venture, one of our management companies, Prospect Medical Systems, is compensated $4.36 per member per month for the Medicaid enrollees, and 11% of hospital capitation revenues received by them for Healthy Families enrollees. We record these amounts as revenue. For the management services we provide to enrollees assigned to our division of the joint venture, Prospect Medical Systems is compensated $4.70 per member per month for the Medicaid enrollees and 11% of hospital capitation revenues received for Healthy Families enrollees. We eliminate these intercompany amounts in consolidation. The fee we charge AMVI is lower than our own, as a result of matching a competing management services proposal that AMVI received from another management company. AMVI does not receive any management fees from the joint venture.

Revenues of our affiliated IPAs and affiliated medical clinics are generated under their contracts with the HMOs. Substantially all of the capitation revenue paid by the HMOs is received by our IPAs between the 10th and the 25th day of each month. The amount of the revenue is determined by the contract with the various HMOs, which pay the affiliated physician organizations a predetermined amount of money per enrollee, per month (known as a capitation payment).

Our three management subsidiaries have the right, under their management services agreements, to control the depository accounts of the affiliated physician organizations they manage. Our management subsidiaries make disbursements on behalf of each affiliated physician organization to pay for all physician medical expenses for the HMO enrollees.

The payments include primary care and specialist sub-capitation, and fee-for-service payments for those physicians who are not sub-capitated. Sub-capitation is an arrangement whereby a physician accepts a single payment per patient per month which is a portion of the capitation payment received by the affiliated physician organizations from the HMO in exchange for which the physician provides all services in their area of expertise or specialty.

Risk Management

We must control the medical expense or medical risk of our affiliated physician organizations. We use sub-capitation as one technique to control this risk. Approximately 50% of the medical costs of our affiliated physician organizations are sub-capitated. Another 20% of the medical costs are not sub-capitated because the patient utilization is so low that sub-capitation would be counter-productive. The remaining 30% of the medical costs of our affiliated physician organizations are controlled in the following ways:

•        FLEXIBILITY: As a general policy, we do not undertake the management of IPAs which we do not control through the single shareholder model. As a result, we can better control costs due to the absence of competing interests or diverse agendas between the affiliated IPAs and our management subsidiaries.

•        SUB-CAPITATING AND CONTRACTING: For those specialties for which our affiliated physician organizations cannot or do not choose to obtain a sub-capitated contract, we negotiate discounted fee-for-service contracts. The reimbursement mode of these contracts is approximately 80% of the amount Medicare allows. The range is 65% to 120% of Medicare allowable.

•        SERVICE AREA RESTRICTION: In negotiating contracts for our affiliated physician organizations with the HMOs, we have been able to define the service area of our affiliated physician organizations as a 30-mile radius around the office of the HMO enrollee’s primary care physician. By contract, our affiliated physician organizations generally do not assume responsibility for medical costs that occur outside of their service area. The out-of-area and non-physician components of hospitalization costs are generally the responsibility of the HMO.

•        REFERRAL REVIEW: All non-emergent care requires the prior authorization of our affiliated physician organizations. Consequently, our affiliated physician organizations have the ability to limit unnecessary procedures and to direct the enrollees requiring care to their contracted physicians and the most cost effective facility.

•        AUTOMATION: Our information technology systems allow us generally to analyze medical cost distribution by the fifteenth day following the month in which claims are paid, facilitating a rapid response to any perceived distortion in medical costs.

•        EFFICIENT USE OF HOSPITALS: Our affiliated physician organizations contract with hospitalists to see all of our physician groups’ patients who are hospitalized. Hospitalists are board certified pulmonologists and internists who are trained in intensive care. They effectively maintain control over the patient’s stay in the hospital, cutting down unnecessary consultations and facilitating the patient’s treatment and discharge.

In addition, our affiliated physician organizations’ agreements with HMOs and hospitals contain risk-sharing arrangements under which the affiliated physician organizations can earn additional compensation by coordinating the provision of high quality, cost-effective health care to enrollees, but they may also be required to assume a portion of any loss sustained from these arrangements. Risk-sharing arrangements are based upon the cost of hospital services or other services for which our physician organizations are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds a budget, which results in a “deficit,” and permit the parties to share in any amounts remaining in the budget, known as a “surplus,” which occurs when actual cost is less than the budgeted amount. The amount of non-capitated and hospital costs in any period could be affected by factors beyond our control, such as changes in treatment protocols, new technologies and inflation. To the extent that such non-capitated and hospital costs are higher than anticipated, revenue paid to our affiliated physician organizations may not be sufficient to cover the risk-sharing deficits they are responsible for paying, which could reduce our revenues and profitability. It is our experience that “deficit” amounts for hospital costs are applied to offset any “surplus” amount we would otherwise be entitled to receive. We have historically not been required to reimburse the HMOs for any hospital cost deficit amount. Most of our contracts with HMOs specifically provide that we will not have to reimburse the HMO for hospital cost deficit amounts.

In addition to hospital risk-sharing arrangements, many HMOs also provide a risk-sharing arrangement for pharmaceutical costs. Unlike hospital pools where nearly all the HMO contracts mandate participation by our affiliated physician organizations in the risk sharing for hospital costs, a lesser number of the HMO contracts mandate participation in a pharmacy risk-sharing arrangement, and although (unlike hospital pools) our affiliated physician organizations are generally responsible for their 50% allocation of pharmacy cost deficits, the deficit amounts of pharmacy costs have to date not been material.

HMOs often insist on withholding negotiated amounts from the affiliated physician organizations’ professional capitation payments, which the HMOs are permitted to retain, in order to cover the affiliated physician organizations’ share of any risk-sharing deficits; and hospitals often demand cash settlements of risk sharing deficits as a “quid pro quo” for joining in these arrangements. Whenever possible, we seek to contractually reduce or eliminate our affiliated physician organizations’ liability for risk-sharing deficits.

Our Affiliated Physician Organizations

Our affiliated physician organizations consist of affiliated IPAs and affiliated medical clinics. Our affiliated IPAs contract with physicians (primary care and specialist) and other health care providers, to provide all of their medical services. Our affiliated medical clinics employ their primary care physicians to provide the vast majority of their medical services, while contracting with specialist physicians and other health care providers to provide other required medical services.

All of our affiliated physician organizations enter into contracts with HMOs to provide medical services to enrollees of the HMOs. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. However, because the HMO agreements generally do not provide for any increased capitation rates after the initial term, we generally renegotiate the HMO agreements on behalf of our affiliated physician organizations at the end of the initial term of such HMO agreements and enter into new agreements or amendments for additional two-year terms. This provides our affiliated physician organizations with more favorable rates than allowing their HMO agreements to renew pursuant to the automatic successive renewal provisions which would require our affiliated physician organizations to continue to provide services at the same rates as the initial term during such successive term(s).

The HMO agreements generally provide for a termination by the HMOs for cause at any time, although we have never experienced a for-cause termination. The HMO agreements generally allow either the HMOs or the affiliated physician organizations to terminate the HMO agreements without cause within a four to six month period immediately preceding the expiration of the term of the agreement.

Our management subsidiaries provide management services to our affiliated IPAs and affiliated medical clinics under management services agreements that transfer control of all non-medical components of the business of the affiliated physician organizations to our management subsidiaries to the full extent permissible under federal and state law. When combined with the single shareholder model, which includes the assignable option agreement among Prospect Medical Systems, Prospect Medical Group and Dr. Terner, we have an established affiliate relationship with our affiliated physician organizations.

As of September 30, 2005, our affiliated physician organizations employed 13 physicians (including two part time physicians), and had independent contracts with approximately 9,135 physicians.

The physicians of the affiliated physician organizations are exclusively in control of and responsible for all aspects of the practice of medicine, subject to specialist guideline referrals developed by multi-specialty medical committees composed of our contracted physicians and chaired by one of our medical directors.

We have entered into a management services agreement with each of our affiliated physician organizations, each of which is for a ten to thirty year term. When our existing affiliated physician organizations acquire other affiliated physician organizations that have contracts with HMOs, we enter into a management services agreement with each newly acquired affiliated physician organization as well.

The management of our affiliated physician organizations is conducted by our two management subsidiaries, Prospect Medical Systems and Sierra Medical Management.

Assignable Option Agreement

The assignable option agreement is an essential element of our “single shareholder model.” The assignable option agreement provides our management subsidiary, Prospect Medical Systems, the right at will and on an unlimited basis, to designate a successor physician to purchase the capital stock of Prospect Medical Group for nominal consideration ($1,000) and thereby determine the ownership of Prospect

Medical Group. There is no limitation on whom we may name as a successor shareholder except that any successor physician must be duly licensed as a physician in the State of California or otherwise be permitted by law to be a shareholder of a professional corporation.

As a result of the assignable option agreement and our control of Prospect Medical Systems, we have control over the ownership of Prospect Medical Group. Because Prospect Medical Group is the owner of all or a significant amount of the capital stock of all of the other affiliated physician organizations, control over the ownership of Prospect Medical Group ensures that we can control the ownership of each of our affiliated physician organizations.

Execution of the assignable option agreement was a requirement of the management services agreement between Prospect Medical Systems and Prospect Medical Group. We paid nominal consideration ($100) for the assignable option agreement. The management services agreement and the assignable option agreement with Prospect Medical Group were executed in 1996 when we commenced our affiliation with Prospect Medical Group. The assignable option agreement terminates or expires coterminous with the management services agreement, which has a thirty-year term with successive automatic ten-year renewal terms. The assignable option agreement additionally provides that if the management services agreement is terminated for any reason, then Prospect Medical Systems’ assignable option is automatically and immediately exercised. Through Prospect Medical Systems, we intend to continue the term of the management services agreement with Prospect Medical Group for successive ten-year terms after the completion of the initial thirty-year term. We believe the automatic term renewal provisions of the management services agreement, coupled with the protections afforded us by the automatic option exercise provision in the assignable option agreement, will ensure the continued availability of the option under the assignable option agreement.

Jacob Y. Terner, M.D. is currently the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, as well as a director and Chief Executive Officer of Prospect Medical Holdings, Inc., each of our management company subsidiaries except PMS, and each of our other affiliated physician organizations, except for AMVI/Prospect Health Network and Nuestra Familia Medical Group.

Furthermore, since Dr. Terner is also an officer and director of each of the company, our management subsidiaries and our affiliated physician organizations, Dr. Terner has a fiduciary duty to protect the interests of each entity and its shareholders.

At any time when Prospect Medical Systems determines that it is necessary to change the sole shareholder of Prospect Medical Group, with or without cause, Prospect Medical Systems may exercise its rights under the assignable option agreement and replace the sole shareholder of Prospect Medical Group with another licensed physician selected by our Board of Directors. Since we and Prospect Medical Systems are fully aware of the revenues which are earned by Prospect Medical Group (as well as the other affiliated physician organizations) and the expenses to be paid from such revenue, and further since we prepare regular financial statements and reports of Prospect Medical Group, we are confident that we would be well aware of any potential insolvency, liquidation or dissolution of Prospect Medical Group before it occurred, and if we were to conclude that this situation, or any other type of situation, necessitated the removal of Dr. Terner as the sole shareholder of Prospect Medical Group, then Prospect Medical Systems would exercise its option under the assignable option agreement and appoint a successor to Dr. Terner.

We believe, although there can be no assurance that in the event of a liquidation or bankruptcy of Prospect Medical Group, Prospect Medical Systems would likely be appointed to continue as the management company, thereby continuing to earn management service revenue. Additionally, as a result of the substantial amount that would be due to Prospect Medical Systems for the remaining term of its 30-year management services agreement, it is possible that they would become the single largest unsecured creditor of Prospect Medical Group, thus placing Prospect Medical Systems in likely control of a creditors committee.

Prospect Medical Group has executed an inter-company note and security agreement in favor of Prospect Medical Systems for advances made by Prospect Medical Systems to Prospect Medical Group. As a result of the security agreement, those obligations would make Prospect Medical Systems a secured creditor of Prospect Medical Group.

We believe that the cumulative effect of the assignable option agreement and the fiduciary duty imposed on the single physician shareholder of Prospect Medical Group is sufficient to safeguard our control over all business decisions of the affiliated physician organizations, including any currently unforeseeable insolvency, liquidation or dissolution of Prospect Medical Group.

Provider Agreements

The physicians of the affiliated physician organizations are exclusively in control of and responsible for all aspects of the practice of medicine, and are subject to specialist guideline referrals developed by multi-specialty medical committees composed of our contracted physicians and chaired by one of our medical directors. Each affiliated physician organization enters into the following types of contracts for the provision of physician and ancillary health services:

Primary Care Physician Agreement

A primary care physician agreement provides for primary care physicians contracting with independent physician associations to be responsible for both the provision of primary care services to enrollees and for the referral of enrollees to specialists affiliated with the independent physician association, when appropriate. Primary care physicians receive monthly sub-capitation for the provision of primary care services to enrollees. An independent physician association can terminate the primary care physician agreement immediately upon the occurrence of certain specified events, including suspension, restriction or revocation of the physician’s license to practice medicine in California, denial, restriction or revocation of medical staff privileges at any hospital for medical disciplinary reasons, and the loss of professional liability insurance. Either party to the primary care physician agreement may terminate the agreement without cause upon ninety days’ prior written notice.

Specialist Agreement

A specialist agreement provides for a specialty care physician contracting with the independent physician association to receive either sub-capitated payments or discounted fee-for-service payments for the provision of specialty services to those enrollees referred to them by the independent physician association’s primary care physician. An independent physician association can terminate the specialist agreement immediately upon the occurrence of certain specified events, including suspension, restriction or revocation of the physician’s license to practice medicine in California, denial, restriction or revocation of medical staff privileges at any hospital for medical disciplinary reasons, and the loss of professional liability insurance. Either party to a specialist agreement may terminate the agreement without cause, usually upon ninety days’ prior written notice.

Ancillary Provider Agreement

An ancillary provider agreement provides for ancillary service providers—generally non-physician providers such as physical therapists, laboratories, etc.—to contract with an independent physician association to receive either monthly sub-capitated, discounted fee-for service or case rate payments for the provision of service to enrollees on an as-needed basis. Generally, either party can terminate the ancillary provider agreement with or without cause upon sixty or ninety days’ written notice.

Management Services Agreements

Our management subsidiaries, Prospect Medical Systems, and Sierra Medical Management, enter into exclusive ten to thirty year management services agreements with each of our affiliated physician organizations, pursuant to which we, through such subsidiaries, provide them with management and administrative support services in return for management fees generally ranging from 8.5% to 15% of each affiliated physician organization’s gross revenues. We also receive an incentive bonus approximating 40% of the profit of our affiliated physician organizations. In the event of a loss, our management fee is reduced by approximately 50% of the affiliated physician organization’s loss.

The management services agreements with our affiliated physician organizations that are 100% owned by Prospect Medical Group or Dr. Terner each have a thirty-year term and renew automatically for successive ten-year terms unless either party elects to terminate them 90 days prior to the end of their term. The management services agreements with those affiliated physician organizations in which we Prospect Medical Group has less than a 100% interest have different terms. Our contract with Nuestra Familia is for only ten years; however, because Prospect Medical Group is a 55% shareholder, any renewal or termination must be approved by us. Similarly, our joint venture with AMVI is year-to-year, but because Prospect Medical Group is a 50% owner of that joint venture, we cannot be terminated without approval of the board of directors, of which Prospect Medical Group represents 50%. The management services agreements are terminable by the unilateral action of the particular physician organization prior to their normal expiration if we materially breach our obligations under the agreements or become subject to bankruptcy-related events, and we are unable to cure the material breach within sixty days of the occurrence. All management fees are eliminated in consolidation in our financial statements.

Under the management services agreements, we, through our management subsidiaries, provide management functions only. Under these agreements, each affiliated physician organization delegates to us the non-physician support activities that are required by the affiliated physician organizations in the practice of medicine. The management services agreements require us to provide suitable facilities, fixtures and equipment and non-physician support personnel to each affiliated physician organization. The primary services that we provide under management services agreements include the following:

•       Utilization Management and Quality Assurance.   We assist each affiliated physician organization with the development and implementation of a utilization and quality management plan. We implement systems, programs and procedures necessary for the affiliated physician organizations and their physicians to perform utilization and quality management, organize procedures for prior authorization of elective procedures, urgent and emergent outpatient ambulatory surgery and hospital procedures, assist the physicians with their prospective, concurrent and retrospective reviews of medical procedures in accordance with their policies and HMO health plan requirements, provide data on the use of outpatient and inpatient services by the physicians to the affiliated physician organizations and the use of non-contracted physicians, and assist the medical director and the utilization review/quality assurance committee of each affiliated physician organization in responding to HMO member grievances, based on the instructions of the medical director.

•       Medical Management.   We have a medical management department that administers the processes by which referrals to specialists and ancillary health care providers are evaluated, coordinated and implemented on an ongoing basis for both acute illnesses and enrollees experiencing chronic disability, complex medical cases or problems requiring long-term care. The goal of medical management is to provide a continuum of quality care throughout the enrollee’s treatment period.

•       Physician Contracting.   We negotiate agreements with primary care physicians, specialists and ancillary service providers on behalf of our affiliated physician organizations. We also negotiate agreements with hospitals and hospital based physicians for those hospital costs that are the financial responsibility of the affiliated physician organization.

•       Physician Credentialing.   Our physician credentialing program seeks to screen physician’s credentials prior to their entry into the independent physician association network, and maintain credentialing standards once the physician has been accepted into the independent physician association through a re-credentialing process every three years. The physician credentialing program includes the investigation and verification of physicians’ qualifications, credentials, proof of malpractice insurance and medical staff privileges at the time they are brought into the network, as well as periodically reviewing competency and continuing medical education.

•       HMO Contracting.   We evaluate, negotiate and administer agreements with HMOs on behalf of our affiliated physician organizations. The contracts with the HMOs generally contain two-year terms, and can be terminated by the HMO with cause, subject to notice provisions. The contracts can also generally be terminated without cause within four to six months immediately preceding the end of the term. Most of  our affiliated physician organizations’ HMO contracts have been in place for many years, and are renegotiated 90-180 days in advance of the contract expiration dates. Negotiations with HMOs cover various terms and conditions, including increased capitation rates and the division of financial responsibility, which describes the HMO enrollee’s covered benefits that our affiliated physician organizations will be financially responsible for, as opposed to the covered benefits which are the responsibility of the HMO.

•       Claims Administration.   We possess complete medical claims processing capabilities including determining whether enrollees are eligible, whether services are authorized, identifying appropriate benefits, issuing payments to providers and analyzing encounter data.

•       Financial Services.   We have exclusive decision-making authority with respect to the establishment and preparation of annual budgets for each of our affiliated physician organizations. In consultation with each affiliated physician organization, we establish bank accounts for the deposit of all sums received by each affiliated physician organization for services provided to its enrollees. In addition, we may endorse all checks made payable to each of our affiliated physician organizations and make deposits to its bank account, prepare financial statements on a monthly basis, calculate primary care and specialist sub-capitation payments, pay claims by non-capitated providers, invoice other payers for the coordination of benefits and other third party liability payments, such as workers’ compensation claims and automobile insurance claims, administer capitation and other distributions from HMOs including auditing and monitoring of HMO incentive payments, negotiate and settle the affiliated physician organization’s share of such payments, and establish and maintain reserves for our affiliated physician organizations.

•       Provider Relations.   We maintain a provider relations department that orients individual providers to managed care policies and procedures, assists each of our affiliated physician organizations in developing and updating provider operations manuals, and resolves day-to-day operational situations that may arise.

•       Management Information Systems.   Our management information system, IDX, is a software system specifically designed with a managed care application. The management information system maintains an on-line database that provides inpatient and outpatient utilization statistics and patient encounter reporting. Patient encounter reporting consists of the information received from each physician on patient encounter forms for each patient visit, which sets forth what services the patient received from the physician during that visit. Utilization statistics are the patterns of patient encounters for various procedures for specific segments of the patient population. The availability of timely information on utilization patterns improves physician effectiveness. This data also plays an integral role in the physician utilization control process by enabling the medical directors and utilization management nurses to monitor medical management decisions, evaluate patient outcomes and monitor utilization trends. In addition, the management information system is capable of performing various administrative functions including enrollee eligibility verification, outside service referrals and verifications, and claims processing.

•       Patient Eligibility and Services.   We provide a variety of services related to patient eligibility, including obtaining eligibility lists from HMOs, assisting with the determination of eligibility of patients for health care coverage prior to the provision of medical services, maintaining a computerized eligibility database to distribute eligibility reports, and insuring that enrollee eligibility and HMO capitation payments are synchronized.

•       Member Services.   Our staff is trained to aid patients in understanding managed care and the nature and extent of health plan coverage, assist patients in making informed decisions concerning their medical care and treatment alternatives, and provide support in resolving patient-physician difficulties and/or qualified financial issues.

•       Physician Recruiting.   We seek to recruit primary care physicians in each of our affiliated physician organizations. Additionally, we add specialists in each of our affiliated physician organizations as vacancies arise or based upon financial considerations.

Marketing and Public Relations

Our marketing, public relations and advertising of health care services is conducted in accordance with the laws, rules, regulations and guidelines of all applicable governmental and quasi-governmental agencies, including but not limited to the Medical Board of California. In addition to primary care physician recruitment, our marketing staff seeks to increase enrollment through attendance at employer group health fairs and HMO enrollment meetings.

Competition

The managed care industry is highly competitive and is subject to continuing changes with respect to the manner in which services are provided and how providers are selected and paid. We are subject to significant competition both with respect to physicians affiliating with our physician organizations and in seeking contracts to manage other physician organizations. Generally, both we and our affiliated physician organizations compete with any entity that enters into contracts with HMOs for the provision of prepaid health care services, including:

•       Other companies that provide management services to health care providers but do not own the affiliated physician organization;

•       Hospitals that affiliate with one or more physician organizations;

•       HMOs that contract directly with physicians; and

•       Other physician organizations.

Additionally, our affiliated physician organizations compete with other medical practices in the areas in which we do business or expect to do business in the future. Pressures to reduce the cost of medical care, through legal reform of the health care system or through market forces such as the continued expansion of managed care, could adversely impact our revenues and the revenues of our affiliated physician organizations. Further, increased enrollment in prepaid plans due to health care reform, increased participation by physicians in group practices and other factors may attract new entrants into the managed care industry, resulting in increased competition.

We believe that we offer competitive services in the Southern California managed care market based upon three primary factors:

•       Stability.   When physician groups fail or are perceived to be on the brink of failure (a condition of material breach in virtually all HMO contracts), HMOs respond by canceling their contract with the failed group and transferring the enrollees to other physician organizations. Physicians in the failing organization will have their patients assigned to other doctors in unrelated physician organizations, often causing significant economic hardship. We attempt to keep our affiliated physicians apprised of our financial and operational strength to assure our contracted physicians that their income streams are protected and not in jeopardy. We achieve this through our provider relations contacts and by our consistent record of timely payments, and by meeting health plan guidelines for tangible net equity and current IBNR (incurred but not reported) claims calculations. In the past, we have acquired and restructured several weak or failing physician organizations, which further demonstrated our ability to survive in the competitive managed care business.

•       Competitive Compensation.   Relative to other organizations, we offer competitive reimbursement to our primary care physicians, including a bonus distribution to those physicians in our networks. The amount of the bonus distribution varies with each affiliated physician organization depending on profitability and the level of acquisition debt assigned to each IPA. In certain of our affiliated physician organizations, specialty physicians have also received bonuses.

•       Service.   We attempt to provide the highest quality of service to both providers and patients. Emphasis is placed on telephone answering etiquette. Referrals to specialists are made in a timely manner. Many specialist visits do not require prior authorization or a referral request, but rather a simple patient permit form when completed by the primary care physician, allowing direct access, without delay, to the more commonly used specialists. As stated above, we maintain separate departments of provider and customer (patient) relations to help maintain the quality of our service.

There is competition for patients and primary care physicians in every market in which our affiliated physician organizations operate. The number of significant competitors varies in each region. The following summary of information about our competitors and their estimated enrollment in various markets is based on a recent report published by Cattaneo and Stroud, Inc., consultants to the California managed care industry. Enrollment numbers that follow differ from updated enrollment numbers of our affiliated entities provided elsewhere in this filing, due to differing dates of presentation.

Based on the December 2005 Cattaneo and Stroud estimates, total HMO enrollment in Los Angeles County was approximately 4,800,000 of which Prospect had approximately 53,000 enrollees, or approximately 1.1%. HMO enrollment in Orange County was estimated at approximately 1,400,000 of which Prospect had approximately 135,000 enrollees, or approximately 9.3%.

In Los Angeles County, California our largest competitors include:

Competition	Estimated Enrollment	% of Total Enrollment of Major Competition Including Prospect
Healthcare Partners Medical Group	425,400	8.9%
Heritage Provider Network	250,800	5.2%
La Vida Medical Group	167,800	3.5%
Facey Medical Foundation	121,000	2.5%
Los Angeles County Dept of Health Services	109,700	2.3%
Lakeside Medical Group	88,500	1.9%
Community Medical Group of the West Valley	82,050	1.7%
Health Care LA, IPA	80,200	1.7%
All Others including Kaiser Foundation	3,405,740	71.2%
Sub-Total	4,731,190	98.9%
Prospect Health Source Medical Group	21,100
Sierra Primary Care Medical Group	12,300
Antelope Valley Medical Group	8,300
Pegasus Medical Group	3,500
Nuestra Familia Medical Group	5,600
Prospect Professional Care Medical Group	2,100
Sub-Total—Prospect	52,900	1.1%
Grand Totals	4,784,090	100%

In Orange County, California our largest competitors include:

Competition	Estimated Enrollment	% of Total Enrollment of Major Competition Including Prospect
St. Joseph Heritage Healthcare	191,900	13.2%
Monarch Healthcare	158,400	10.9%
Greater Newport Physicians Medical Group	115,300	7.9%
Bristol Park Medical Group	109,000	7.5%
All Others including Kaiser Foundation	734,150	51.2%
Sub-Total	1,308,750	90.7%
Prospect Affiliates
Prospect Medical Group	34,500
AMVI/Prospect Health Network	12,800
Prospect Professional Care Medical Group	28,900
Prospect NWOC Medical Group	12,400
Star Care Medical Group	26,900
APAC Medical Group	3,500
Genesis HealthCare of Southern California	16,000
Sub-Total—Prospect	135,000	9.3%
Grand Totals	1,443,750	100%

According to Cattaneo and Stroud, between 1996 and December 1, 2005, 183 medical groups and independent physician associations throughout California have closed, with 47% of the closures due to financial problems. This has reduced the number of competitors in our service area and in our opinion, this consolidation among physician organizations will likely continue. Cattaneo and Stroud reports that, at December 1, 2005, there were 292 medical groups and independent physician associations in California, including 158 small, medium and large, independent physician associations.

Additionally, the California Department of Managed Health Care (“DMHC”) has mandated certain financial statement solvency requirements of medical groups and independent physician associations including cash equal to claims plus IBNR reserves, $1.00 of positive working capital and $1.00 of positive tangible net worth for all groups. We believe a number of smaller groups will not be able to achieve the financial solvency requirements of the DMHC, which will create additional consolidation opportunities for us.

Based on the December 2005 statewide Cattaneo and Stroud statistics, we believe that the combined enrollment of our affiliated physician organizations is the seventh largest in California.

Physician Organization	Service Area	Estimated Enrollment
Kaiser Foundation	California	6,200,000
HealthCare Partners Medical Group	Los Angeles County Orange County	425,000
Hill Physicians Medical Group	Alameda County Contra Costa County Placer County Sacramento County San Francisco County Solano County	393,000
Heritage Provider Network	Los Angeles County Riverside County San Bernardino County	251,000
Primecare Medical Network	Los Angeles County Riverside County San Bernardino County	236,000
St. Joseph Heritage Medical	San Bernardino County Orange County	192,000
Prospect Medical Group and Subsidiaries	Los Angeles County Orange County	191,000
Brown & Toland Medical Group	Marin County San Mateo County San Francisco	190,000
Sharp Community Medical Group	San Diego County	171,000
La Vida Medical Group	Los Angeles County	168,000

Some of our competitors are larger than us, have greater resources and may have longer-established relationships with buyers of their services, giving them greater leverage in contracting with physicians and HMOs. Such competition may make it difficult to enter into affiliations with physician organizations on acceptable terms and to sustain profitable operations.

Los Angeles and Orange Counties are very large regions, and there are areas or cities within each county that may have IPAs larger than our affiliated physician organizations.

Regulation

Both we and our affiliated physician organizations are subject to numerous federal and state statutes and regulations that are applicable to the management and provision of health care services and to business generally, as summarized below.

Practice of Medicine and Professional Licensing

Federal and state laws specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under these laws, we are prohibited from practicing medicine or exercising control over the provision of medical services. We do not employ physicians to provide medical services, exert control over medical decision-making or represent to the public that we offer medical services. We have entered into management services agreements with our affiliated physician organizations that reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services to the physician organizations. Some states have interpreted management agreements with physicians as unlawful fee splitting. We do not believe that our contractual arrangements with physician networks, hospitals, or physician groups will subject us to these types of claims. Changes in the laws may require modifications in our relationships with our clients.

State law also imposes licensing requirements on individual physicians and on facilities operated by physicians. Federal and state laws regulate HMOs and other managed care organizations with which physician organizations may have contracts. Some states also require licensing of third-party administrators and collection agencies. This may affect our operations in states in which we may seek to do business in the future. In connection with our existing operations, we believe we are in compliance with all such laws and regulations and current interpretations thereof. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physician organizations to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care laws and regulations, including any new laws and regulations or new interpretations of existing laws and regulations.

Anti-Kickback

Federal law commonly known as the “Anti-kickback Statute” prohibits the knowing or willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of patients covered by federal reimbursement programs, or the ordering of items or services reimbursable under those programs. This law also prohibits remuneration that is intended to induce the recommendation of, or furnishing, or the arranging for, the provision of items or services reimbursable under federal reimbursement programs. This law has been broadly interpreted by a number of courts to prohibit remuneration that is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. The penalties for violations of this law include criminal sanctions and exclusion from federal healthcare programs.

To address concerns about the implementation of the Anti-kickback Statute, the federal government adopted regulations with exceptions, or “safe harbors,” for some transactions and activities that will not be deemed to violate the Anti-kickback Statute, such as sales of physician practices, management and personal services agreements, employee relationships, and referrals within group practices consisting of “active” investors. The failure to qualify under a safe harbor, while potentially subjecting the activity to greater regulatory scrutiny, does not render the activity illegal per se. One safe harbor on which we rely applies to management contracts meeting specified criteria.

There are several aspects of our relationships with physicians to which the Anti-kickback Statute may be relevant. The government may construe some of the marketing and managed care contracting activities that we historically performed as arranging for the referral of patients to the physicians with whom we had a management agreement.

We believe our business activities are not in violation of the Anti-kickback Statute. Further, we believe that the business operations of our affiliated physician organizations do not involve the offer, payment, solicitation or receipt of remuneration to induce referrals of patients, because compensation arrangements between the physician organizations and the primary care physicians who make referrals are designed to discourage referrals to the extent they are medically unnecessary. These physicians are paid either on a sub-capitation or fee-for-service basis and do not receive any financial benefit from making referrals.

Noncompliance with, or violation of, the Anti-kickback Statute can result in exclusion from the Medicare and Medicaid (Medi-Cal in California) programs and civil and criminal penalties. Many states, including California, have similar anti-kickback prohibitions with similar penalties. Although we believe our activities to be in compliance, if we were found to be in violation of the anti-kickback legislation, we could suffer civil penalties, criminal fines, imprisonment or possible exclusion from participation in the reimbursement programs, which could reduce our revenues, increase our costs and decrease our profitability.

Self-Referral

The Stark Self-Referral Law prohibits a physician from referring a patient to a health care provider for some designated health services reimbursable by the Medicare or Medicaid programs if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include, among others, radiology services, infusion therapy, radiation therapy, outpatient prescription drugs and hospital services. In addition to the conduct directly prohibited by the law, the statute also prohibits “circumvention schemes” that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, civil fines and exclusion from the Medicare and Medicaid programs.

On January 4, 2001, the Health Care Financing Administration, now known as the Centers for Medicare & Medicaid Services issued a partial final rule, known as the Phase I Final Regulations, regarding certain provisions of the Stark Law with an effective date for the relevant portions of January 4, 2002. The Phase I Final Regulations expand upon the statutory exceptions and contemplate that designated health services may be provided by a physician practice or by another corporation if the relevant exceptions delineated in the regulations apply. Phase II of the Stark Law regulations were issued by CMS on March 24, 2004 and became effective on July 26, 2004. Phase II clarified and amended the Phase I Final Regulations, and addressed other areas of law that were not covered in Phase I.

The self-referral prohibition applies to our services, and we believe our relationships comply with the law. We believe our business arrangements do not involve the referral of patients to entities with whom referring physicians have an ownership interest or compensation arrangement within the meaning of federal and state self-referral laws, because referrals are made directly to other providers rather than to entities in which referring physicians have an ownership interest or compensation arrangement. We further believe our financial arrangements with physicians fall within exceptions to state and federal self-referral laws, including exceptions for ownership or compensation arrangements with managed care organizations and for physician incentive plans that limit referrals. In addition, we believe that the methods we use to acquire existing physician organizations and to recruit new physicians do not violate such laws and regulations. Nevertheless, if we were found to have violated the self-referral laws, we could be subject to denial of reimbursement, forfeiture of amounts collected in violation of the law, civil monetary penalties, and exclusion from the Medicare and Medicaid programs, which could reduce our revenues, increase our costs and decrease our profitability. Many states, including California, have similar self-referral laws that provide for similar penalties.

Fraud and Abuse

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. This Act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA was followed by the Balanced Budget Act of 1997, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a federal health care program.

HIPAA Administrative Simplification and Privacy Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, the Department of Health and Human Services (“HHS”) published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 had until October 16, 2003 to comply with the regulations. We filed for the extension before October 16, 2002, and contracted with health plan designated clearinghouses to ensure compliance with the standards by October 16, 2003.

HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. Compliance with these regulations was required by April 14, 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released final security regulations on February 20, 2003. The security regulations became mandatory on April 20, 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

Our affiliated physician organizations are covered entities subject to these regulations. As a business associate of such entities and contracted health plans, we are also subject to many HIPAA requirements pursuant to a business associate contract required between covered entities and their business associates. We are also subject to state regulations regarding privacy and medical information.

Violations of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. We will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties.

We believe we have achieved compliance with the privacy and electronic health care transaction standards of HIPAA. To date, the cost of compliance with these regulations has not been material. We believe that the ongoing cost of compliance with these regulations will not have a material adverse effect on our business, financial position, results of operations or cash flows.

False Claims Act

We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third party payers that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Health care providers submitting claims that they knew or should have known were false or fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicare and Medicaid participation, may be required to repay previously collected amounts, and may be subject to substantial civil monetary penalties.

Antitrust

Federal and state antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. We believe that we are in material compliance with federal and state antitrust laws in connection with the operation of our physician relationships.

Health Plan Licensing and Regulation

On January 1, 2001, legislation was adopted to create a new Department of Managed Health Care, in California. On July 1, 2001, the Department of Managed Health Care became responsible for licensing and regulating health plans in California under the Knox-Keene Health Care Service Plan Act of 1975.

Our affiliated physician organizations contract with health plans (also known as “”HMOs’’) to provide physician and certain ancillary services to the health plans’ enrollees. The Knox-Keene Act imposes numerous requirements on health plans regarding the provision of care to health plan enrollees. HMOs, in turn, require their contracted physician organizations to comply with those requirements where applicable. Health plans also require their contracted physician organizations to ensure compliance with applicable Knox-Keene Act requirements on the part of the organizations’ sub-contracted physicians. Thus, our physician organizations are indirectly subject to many of the requirements of the Knox-Keene Act. While health plans are bound by the provisions of the Knox-Keene Act directly our physician organizations are bound by many of these same provisions as embodied in their contracts with plans.

Our affiliated physician organizations typically enter into contracts with HMOs, pursuant to which the affiliated physician organizations are paid on a capitated (per member/per month) basis. Under capitation arrangements, health care providers bear the risk, subject to specified loss limits, that the total costs of providing medical services to members will exceed the premiums received. Because they are compensated on a prepaid basis in exchange for providing or arranging for the provision of health care services to assigned patients, the physician organizations may be deemed, under state law, to be in the business of insurance. If the physician organizations are deemed to be insurers, they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, resulting in increased costs and corresponding reduced revenue for us.

Financial Solvency Regulations

The California Department of Managed Health Care (“DMHC”) has instituted financial solvency regulations mandated by California Senate Bill 260. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Management believes that our affiliated physician organizations that are subject to these regulations will be able to comply with them.

However, these regulations could limit the company’s ability to use its cash resources to make future acquisitions.

Under the regulations, our affiliated physician organizations are required to comply with specific criteria, including:

•       Maintain, at all times, a minimum “cash-to-claims ratio” (where “cash-to-claims ratio” means the organization’s cash, marketable securities and certain qualified receivables, divided by the organization’s total unpaid claims liability. The regulations require a cash-to-claims ratio of 0.60 beginning January 1, 2006; 0.65 beginning July 1, 2006; and 0.75 beginning January 1, 2007.

•       Submit periodic reports to the DMHC containing various data and attestations regarding performance and financial solvency, including IBNR (incurred but not reported) calculations and documentation, and attestations as to whether or not the organization was in compliance with Knox-Keene Act requirements related to claims payment timeliness, had maintained positive tangible net equity; and had maintained positive working capital.

In a case where an organization is not in compliance with any of the above criteria, the organization would be required to describe in the report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance.

Further, under these regulations, the DMHC will make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria.

In the event we are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, we could be subject to sanction, or limitations on, or removal of, our ability to do business in California.

Our cash-to-claims ratio at September 30, 2005, was 1.58.

Government Investigations

The government increasingly examines arrangements between health care providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased and are highly publicized.

In addition to investigations and enforcement actions initiated by governmental agencies, we could become the subject of an action brought under the False Claims Act by a private individual on behalf of the government. Actions under the False Claims Act, commonly known as “whistleblower” lawsuits, are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers often have no knowledge of such actions until the government has completed its investigation and the seal is lifted.

To our knowledge, we, and our affiliated physician organizations, are not currently the subject of any investigation or action under the False Claims Act. Any such future investigation or action could result in sanctions and unfavorable publicity that could reduce potential revenues and profitability.

Balanced Budget Act

Each state operates a Medicaid (Medi-Cal in California) program funded in part by the federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) continues to cause significant reductions in spending levels for the Medicare and Medicaid programs.

Laws governing Medicare, Medicaid and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes could materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often take years because of audits, providers’ rights of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our revenues and profitability.

Health Care Reform

The U.S. health care industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system. Proposals that have been considered include changes in Medicare, Medicaid and other programs, cost controls on hospitals and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reduction of payments to health care providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future health care legislation or other changes in the administration or interpretation of governmental health care programs. However, future legislation, interpretations, or other changes to the health care system could reduce our revenues and profitability.

General Regulatory Requirements

In addition to the regulations referenced above, our operations and the operations of our affiliated physician organizations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Our operations may also be affected by changes in ethical guidelines and operating standards of professional and trade associations such as the American Medical Association. Changes in existing laws and regulations, adverse judicial or administrative interpretations of such laws and regulations, or enactment of new legislation could require us to make costly changes to our business that would reduce our profitability.

Insurance

We maintain general liability, property, automobile and workers’ compensation insurance as well as directors and officers insurance, which includes employee practices liability insurance. Our annual policy limits are $1,000,000 per occurrence and $2,000,000 in the aggregate for general liability coverage, $5,200,000 for property coverage, $1,000,000 for automobile coverage, the amounts required by state law for workers’ compensation, $1,000,000 for employment practices liability and $7,000,000 in the aggregate (primary and excess) for directors and officers liability.

Our affiliated physician organizations, Prospect Professional Care Medical Group, Inc., AMVI/Prospect Health Network, Antelope Valley Medical Associates, Nuestra Familia Medical Group, Inc., APAC Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect NWOC Medical Group, Inc., Santa Ana-Tustin Physicians Group, Inc. and Prospect Medical Group, Inc. maintain managed care errors and omissions insurance (professional liability) in a minimum coverage amount of $1,000,000 per claim and $1,000,000 in the aggregate. The managed care errors and omissions policy also provides directors and officers insurance for the corporate entity in a minimum coverage amount of $1,000,000 per claim and $1,000,000 in the aggregate. Our affiliated organizations StarCare Medical Group, Inc., Pegasus Medical Group, Inc. Sierra Primary Medical Group, Inc., Pinnacle Health

Resources, Inc. and Sierra Medical Management maintain managed care errors and omissions insurance (professional liability) in a minimum coverage amount of $1,000,000 per claim and $3,000,000 in the aggregate. The managed care errors and omissions policies cover the professional services provided by our affiliated physician associations.

We also require the physicians that our affiliated physician organizations contract with as independent contractors to maintain malpractice insurance with minimum policy limits of $1,000,000 million per claim and $3,000,000 in the aggregate. The employed physicians at Sierra Medical Group and Pegasus Medical Group are currently insured under policies with annual policy limits of $1,000,000 per claim and $3,000,000 in the aggregate, that cover malpractice on a “claims made” basis, which includes vicarious coverage for each entity (covers the corporate entity as well as the physician).

Our insurance, and the insurance of our affiliated physician organizations, contain customary exclusions and exceptions from coverage. Additionally, we are at risk for our self-insured retention (“deductible”) on certain policies such as $1,000 for our property policy and $25,000 for the managed care errors and omissions insurance for Prospect Professional Care Medical Group, Inc., AMVI/Prospect Health Network, Antelope Valley Medical Associates, Nuestra Familia Medical Group, Inc., APAC Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect NWOC Medical Group, Inc., Santa Ana-Tustin Physicians Group, Inc. and Prospect Medical Group, Inc., and $100,000 for the managed care errors and omissions insurance for StarCare Medical Group, Pegasus Medical Group, and Sierra Primary Care Medical Group.

We believe that the lines and amounts of insurance coverage that we and our affiliated physician organizations maintain, and that we require our contracted physician providers to maintain, are customary in our industry and adequate for the risks insured. We cannot assure, however, that we will not become subject to claims not covered or that exceed our insurance coverage amounts.

History and Development of Our Business

In October 1986 Prospect Medical Group was formed by physician shareholders of another professional corporation called Yorba Linda Medical Group to provide a vehicle for the physician shareholders to focus on managed care, while Yorba Linda Medical Group continued its focus on fee-for-service patients. Our Chief Executive Officer prior to Dr. Terner, Dr. DeNicola, was a shareholder of Yorba Linda Medical Group and Prospect Medical Group. In 1996 the shares of Prospect Medical Group owned by all of the Yorba Linda Medical Group physicians (other than Dr. DeNicola) were redeemed and the former shareholders were issued shares of common stock of Prospect Medical Systems, which is now one of our management subsidiaries. Prospect Medical Systems had been formed in 1995 to acquire all of Prospect Medical Group’s non-professional assets and assume all of its administrative and management functions. Prospect Medical Systems had nominal operations until 1996.

As part of the 1996 transaction with Prospect Medical Group and Prospect Medical Systems, a wholly owned subsidiary of the company was merged into Prospect Medical Systems, with Prospect Medical Systems being the surviving corporation and a wholly owned subsidiary of the company. The company, then called Med-Search, Inc., changed its name to Prospect Medical Holdings. Med-Search, Inc. was incorporated on May 12, 1993 as a Delaware corporation and was the successor by merger to a corporation called Energy Search Inc., a Utah public corporation. Prior to the 1996 merger, we, as Med-Search, provided managed care and medical practice management services to a California professional corporation, Interstate Care Providers, doing business in Ventura County, California.

The physician shareholders of Prospect Medical Systems ultimately exchanged their shares in Prospect Medical Systems with those of Prospect Medical Holdings. The exchange of shares was treated as a reorganization of companies under common control. As the shareholders of Prospect Medical Group became the majority stockholders in the merged company through these transactions, under applicable financial reporting requirements, Prospect Medical Group is considered the predecessor entity to the company for periods prior to July 31, 1996 for financial statement reporting purposes.

Following the 1996 merger, we began to implement our growth strategy through a series of acquisitions and affiliations, primarily through Prospect Medical Group.

Since the 1996 merger, Prospect Medical Group has acquired twelve physician organizations for the aggregate consideration of approximately $48,608,000 in cash, promissory notes in the aggregate principal amount of $3,500,000 and the issuance of approximately 830,000 shares of our common stock. These acquisitions, summarized below, have provided us with substantial concentration of managed care enrollees in our three service areas of Southern California—North and Central Orange County, West Los Angeles and the Antelope Valley region of Los Angeles County.

On July 14, 1997, Prospect Medical Group acquired Santa Ana-Tustin Physicians Group for cash consideration of $5,000,000. At that time, Santa Ana-Tustin Physicians Group had approximately 12,000 HMO enrollees. Concurrent with the acquisition, Santa Ana-Tustin Physicians Group executed a management services agreement with Prospect Medical Systems.

In August 1997, Prospect Medical Group purchased a small independent physician association, Sequoia Medical Group, with approximately 800 HMO enrollees, which was fully consolidated into Prospect Medical Group for cash consideration of $24,750 and an assumption of liabilities in the approximate aggregate amount of $35,000.

On September 25, 1997, Prospect Medical Group acquired all of the outstanding stock of Sierra Primary Care Medical Group for $5,625,000 in cash, a promissory note in the principal amount of $2,250,000, and options to purchase 31,500 shares of our common stock at an exercise price of $5.00 per share. At that time, Sierra Primary Care Medical Group had approximately 15,000 HMO enrollees. Concurrently, through the merger of Sierra Medical Management with a wholly owned subsidiary of the company, we acquired Sierra Medical Management, which provided the non-physician related management services for Sierra Primary Care Medical Group, for consideration of $625,000 in cash, a promissory note in the principal amount of $250,000, 600,000 shares of our common stock then valued at $2.00 per share, and options to purchase 3,500 shares of our common stock. Sierra Medical Management became a wholly owned subsidiary of Prospect Medical Holdings as a result of the merger.

On October 31, 1997, Prospect Medical Group created a wholly owned subsidiary, Pegasus Medical Group, to acquire the assets of A.V. Western Medical Group, Inc. for aggregate cash consideration of $700,000. A.V. Western Medical Group, Inc. had approximately 5,000 HMO enrollees. Concurrently, Pegasus Medical Group signed a management services agreement with Sierra Medical Management.

On June 1, 1998, Prospect Medical Group formed Antelope Valley Medical Associates, in order to acquire the assets of Antelope Valley Medical Group, Inc. for cash consideration of $25,000. Antelope Valley Medical Group, Inc. had approximately 12,000 HMO enrollees and some exclusive contracts with primary care physicians. At the time of the acquisition of Antelope Valley Medical Group, we through our management subsidiary, Sierra Medical Management, acquired certain assets of the related management company of Antelope Valley Medical Associates for cash consideration of $475,000, a promissory note in the principal amount of $500,000 and the issuance of 200,000 shares of common stock of Prospect Medical Holdings valued at a price of $5.00 per share. Antelope Valley Medical Associates signed a management contract with Sierra Medical Management.

On January 1, 1999 and May 1, 1999, Prospect Medical Group divested its medical clinics located in Orange County and Santa Barbara County, California. The medical clinics had been acquired as part of the original Prospect Medical Group acquisition.

On June 1, 1999, Prospect Medical Group completed its acquisition of the assets of Premier Medical Group, Inc., a Central Orange County, California independent physician association for consideration of $630,000 in cash. Concurrent with its closing, approximately 3,200 HMO enrollees were transferred to and consolidated with Prospect Medical Group.

On July 1, 1999, Prospect Medical Group issued notice to HMOs and contracted providers in Ventura County and Santa Barbara County, California that it was terminating all activities in both counties. This decision was based upon management’s determination that we could not obtain a material share of, or earn a profit in, those regions.

On December 6, 1999, Prospect Medical Group completed an acquisition of assets from Sherman Oaks Affiliated Physicians, Inc., located in the San Fernando Valley section of Los Angeles County for payment of $28,000 in cash and assumption of $151,800 in debt owed to Sherman Oaks Hospital and Health Center by Sherman Oaks Affiliated Physicians. Prospect Medical Group also assumed the provider contracts and the name of this start-up independent physician association venture, which had no HMO contracts and no enrollees at the time of acquisition.

On December 10, 2000, the U.S. Bankruptcy Court in the Central District of California approved the sale of the assets of Health Source Medical Group to Prospect Medical Group for consideration of $1,000,000, and the sale was effective on January 1, 2001. Concurrent with the acquisition of the assets, Prospect Health Source Medical Group was formed as a subsidiary of Prospect Medical Group and the assets of Health Source Medical Group were transferred to Prospect Health Source Medical Group. At the same time, Prospect Health Source Medical Group entered into a management agreement with Prospect Medical Systems. At that time, Prospect Health Source Medical Group had approximately 35,000 HMO enrollees.

Health Source Medical Group owned two medical clinics that Prospect Medical Group acquired as part of the asset purchase. We sold these medical clinics in May and July of 2001 for nominal cash consideration, with an agreement by the purchasing physicians to assume all liabilities for the medical clinics and an agreement to maintain an exclusive contract with Prospect Health Source Medical Group.

On September 30, 2003, Prospect Medical Group completed the acquisition of Professional Care Medical Group for cash consideration of $7,050,000. As a result of the acquisition, Professional Care Medical Group became a wholly owned subsidiary of Prospect Medical Group operating under the name “Prospect Professional Care Medical Group.” At the same time, Prospect Professional Care Medical Group entered into a management agreement with Prospect Medical Systems. At the time of the acquisition, Prospect Professional Care Medical Group had approximately 45,000 HMO enrollees.

On February 1, 2004, Prospect Medical Group completed the acquisition of Northwest Orange County Medical Group for consideration of $50,000 in cash and Prospect Medical Systems completed the acquisition of the related management company rights of the manager of Northwest Orange County Medical Group for cash consideration of $1,950,000. As a result of the acquisition, Northwest Orange County Medical Group became a wholly owned subsidiary of Prospect Medical Group operating under the name “Prospect NWOC Medical Group. At the same time, Prospect NWOC Medical Group entered into a management agreement with Prospect Medical Systems. At the time of the acquisition, Prospect NWOC Medical Group had approximately 14,000 HMO enrollees.

On February 1, 2004, Prospect Medical Group completed the acquisitions of StarCare Medical Group and APAC Medical Group, which were “sister” medical groups owned by the same physician for an aggregate cash consideration of $4,050,000, and Prospect Medical Systems acquired the related management company named Pinnacle Health Resources and its management contract rights for cash consideration of $4,450,000 (collectively the “Gateway Acquisition”). As a result of the Gateway Acquisition, StarCare Medical Group and APAC Medical Group became wholly owned subsidiaries of Prospect Medical Group and Pinnacle Health Resources became a wholly owned subsidiary of Prospect Medical Systems. Management of StarCare Medical Group and APAC Medical Group was transferred from Pinnacle Health Resources to Prospect Medical Systems during fiscal 2004. At the time of the Gateway Acquisition, the combined enrollment of StarCare Medical Group and APAC Medical Group was approximately 44,000 HMO enrollees.

StarCare Medical Group owned three clinics at the time of the acquisition. On April 1, 2004, we sold the three clinics for cash consideration of $300,000, promissory notes in the aggregate amount of $1,068,247 and the assumption by the buyers of all operating commitments pertaining to the medical clinics. We retained StarCare Medical Group in its capacity as an IPA. As a condition of StarCare Medical Group’s sale of the medical clinics, the acquiring buyer executed a provider agreement with StarCare Medical Group in StarCare’s capacity as an IPA, which includes, among other things, specific non-diversion and non-solicitation language as to the enrollees served by StarCare Medical Group.

On November 1, 2005, Prospect Medical Group completed the acquisition of Genesis HealthCare of Southern California for consideration of $8,000,000 in cash. As a result of the acquisition, Genesis HealthCare of Southern California became a wholly owned subsidiary of Prospect Medical Group. At the same time, Genesis HealthCare of Southern California entered into a management agreement with Prospect Medical Systems. At the time of the acquisition, Genesis HealthCare of Southern California had approximately 16,000 HMO enrollees.

Executive Officers

The following table summarizes the name, age, title and business experience for the past five years of each of our executive officers. Other than as described below, no family relationships exist between or among any of our officers and directors.

Name	Age	Position
Jacob Y. Terner, M.D.	71	Chairman, Chief Executive Officer and Director
Catherine S. Dickson	36	President, Chief Operating Officer and Director
Mike Heather	47	Chief Financial Officer
R. Stewart Kahn	54	Executive Vice President and Secretary
Linda Hodges	61	Executive Vice President of Compliance
Howard H. Levine	56	Executive Vice President, Prospect Hospital Advisory Services, Inc.
Michael A. Terner	44	Vice President, HMO Contracting and Health Plan Relations
Donna Vigil	57	Vice President, Finance
Karunyan Arulanantham, M.D.	64	President of Sierra Medical Management

Jacob Y. Terner, M.D.   Jacob Y. Terner, M.D. has served as our Chairman, Chief Executive Officer and a member of our Board of Directors since July 31, 1996. Dr. Terner is also the Chief Executive Officer and a Director of each of our management subsidiaries and is the Chief Executive Officer, President, Treasurer and a Director of each of our affiliated physician organizations except for AMVI/Prospect Health Network, which is a joint venture partner where Dr. Terner is Chief Executive Officer, President, Treasurer and a Director of one of the two general partners; Sierra Primary Care Medical Group, where

Dr. Terner serves as Chief Executive Officer, Treasurer and a Director; and Nuestra Familia Medical Group, where Dr. Terner serves as Secretary and a Director. Dr. Terner held the position of Clinical Professor of Obstetrics and Gynecology at the University of Southern California, School of Medicine from 1972 to 2001. Dr. Terner is currently Emeritus Clinical Professor of Obstetrics and Gynecology. Dr. Terner also served as Chairman and Chief Executive Officer of Century MediCorp, Inc., a publicly-traded, integrated health-management organization from June 24, 1988 until its October 1992 merger with Foundation Health Corporation. Following this merger, Dr. Terner was named to Foundation’s Board of Directors and served as its Executive Vice President and as a Director until his resignation in December 1992. Dr. Terner is also a Director of Brotman Medical Center, Inc.

Catherine S. Dickson.   Catherine S. Dickson serves as our President and Chief Operating Officer, positions she has held since July 2003. In February 2004, Ms. Dickson was elected as a member of our Board of Directors. Ms. Dickson is also the President and Chief Executive Officer of Prospect Medical Systems. Prior to Ms. Dickson’s appointment as our President and Chief Operating Officer, Ms. Dickson served as Vice President of Contracting and Credentialing for Prospect Medical Systems since February 2000. Ms. Dickson has been with Prospect Medical Systems since January 1998. Ms. Dickson has significant experience across a broad range of managed care divisions, including contract negotiation and implementation, claims adjudication, eligibility, utilization management and credentialing. Before joining Prospect Medical Systems, Ms. Dickson served as an Associate Contract Administrator for Orange Coast Managed Care Services, Inc., the health care management company for the Sisters of St. Joseph Health Organization Independent Physician Association.

Mike Heather.   Mike Heather was appointed Chief Financial Officer of the company and each of our management subsidiaries in April 2004. Mr. Heather also serves as Chief Financial Officer of each of our affiliated physician organizations except for AMVI/Prospect Health Network, which is a joint venture partner where Mr. Heather is Chief Financial Officer of one of the two general partners. Most recently, Mr. Heather served as Co-Chief Executive Officer of WebVision, Inc. from March 2001 to June 2002, and Chief Financial Officer from June 2000 through June 2002. Prior to joining WebVision, Mr. Heather was a Partner at Deloitte & Touche which he joined in 1980, and was the founder and Partner-in-Charge of the HealthCare Services Practice of Deloitte & Touche in Orange County from June 1992 to June 2000.

R. Stewart Kahn.   R. Stewart Kahn has served as our Executive Vice President since March 1998 and as our Secretary since July 1998. Mr. Kahn is also the Executive Vice President and Secretary of each of our management subsidiaries, and is the Secretary of each of our affiliated physician organizations except for Nuestra Familia Medical Group, where Mr. Kahn serves as Vice President, and AMVI/Prospect Health Network, which is a joint venture partner where Mr. Kahn is the Secretary of one of the two general partners. Mr. Kahn has responsibility for mergers and acquisitions and day-to-day business operations of the company and its management subsidiaries. From 1987 to 1999, Mr. Kahn was the President and Chief Executive Officer of Legend Capital Corporation, a consulting firm specializing in financial, marketing, lending and accounting services to the health care industry. Mr. Kahn has more than 30 years of experience in the commercial finance and equipment leasing industry and is intimately familiar with asset based lending, leveraged buyouts, merger and acquisition financing, and contractual and business matters.

Linda Hodges.   Linda Hodges has served as our Executive Vice President of Compliance since August 1, 2003. Previously, Ms. Hodges served as President and Chief Operations Officer of Prospect Medical Systems from November 1998 to July 2003, and she has performed a number of other senior management functions for Prospect Medical Systems since 1996. Ms. Hodges has over 20 years of health care related experience in management and operations. Ms. Hodges has also served in positions such as Interim Chief Executive Officer of VivaHealth Plan, Executive Director of Foundation Health Corporation (Southern California Region), and President of Loma Linda Health Plan, a wholly owned subsidiary of Century MediCorp, Inc.

Howard H. Levine.   Howard H. Levine has been with the Company since 1998, and currently serves as Executive Vice President of our subsidiary, Prospect Hospital Advisory Services, Inc. Mr. Levine has over twenty-five years of hospital management experience, having managed hospitals in both the for-profit and non-profit sectors. Mr. Levine’s hospital career includes nine years at Beth Israel Medical Center in New York City (934 beds), where he served as Senior Associate Director for Operations, Staten Island University Hospital in New York (650 beds), where he served as Senior Vice President & Chief Operating Officer, The Robert Wood Johnson Jr. Rehabilitation Institute of the John F. Kennedy Medical Center in Edison, New Jersey (415 beds), where he served as Administrator, Chapman Medical Center in Orange, California (135 beds), where he served as Chief Executive Officer, and Columbia West Hills Medical Center in West Hills, California (250 beds), where he served as Chief Executive Officer. Mr. Levine received his BBA Degree in Marketing from Bernard M. Baruch College in New York City and his MPH Degree in Health Care Administration from UCLA. Mr. Levine has served on the faculty of the NYU Graduate School of Public Administration and the Bernard M. Baruch College/Mount Sinai School of Medicine.

Donna Vigil.   Donna Vigil has served as our Vice President of Finance since April 2004, prior to which she served as our Chief Financial Officer commencing July 1998. Ms. Vigil served as Chief Financial Officer of NetSoft, a privately held, $20 million software development company with five European subsidiaries, from October 1989 to September 1997. Ms. Vigil was Acting Chief Financial Officer/Consultant of Strategic HR Services, for the staffing division of a large real estate developer in Southern California, from October 1997 to May 1998.

Michael A. Terner.   Michael A. Terner has served as our Vice President of HMO Contracting and Health Plan Relations since October 1, 2003. From 1998 to 2003, Mr. Terner was a portfolio manager for Ocean Park Capital Management, LLC, a private investment company. From 1994 through 1998, Mr. Terner was an independent financial consultant for various entities including Prospect Medical Holdings and the Columbia Charitable Foundation. From 1991 to 1993, he was the Business Development Executive with Century Medicorp, and from 1990 to 1991, Mr. Terner was involved in the health care consulting practice of KPMG Peat Marwick. From 1983 to 1988, Mr. Terner was a risk arbitrage trader with LF Rothschild, Unterberg and Laterman Co. Mr. Terner received his MBA from the Anderson Graduate School of Management at UCLA in 1990, and his BA Degree from Harvard College in 1983. Mr. Terner is the son of Jacob Y. Terner, our Chief Executive Officer.

Karunyan Arulanantham, M.D.   Karunyan Arulanantham, M.D. has served as the President of Sierra Primary Care Medical Group and President of Sierra Medical Management since September 1997. Dr. Arulanantham was a shareholder, practicing physician and officer of Sierra Primary Care Medical Group from its formation in 1984 to the date of its acquisition by Prospect Medical Group. Dr. Arulanantham is Board-certified in Pediatrics, Pediatric Endocrinology and Quality Assurance and Utilization Review. Dr. Arulanantham is a Fellow of the American Academy of Pediatrics and the American College of Endocrinologists.

Terms of Office

Officers are elected by and serve at the discretion of our Board of Directors. They hold office until their successors are chosen and qualified, or until they resign or have been removed from office. The Board of Directors may appoint, or empower the Chief Executive Officer to appoint or terminate, such other officers and agents as the business of the corporation may require, each of whom shall hold office for such period, and have such authority, and perform such duties as are provided in our Bylaws, or as the Board of Directors may from time to time determine.

Item 1A.                Risk Factors

Our business is subject to a number of risks, including those described below.

Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

During recent periods, the number of HMO enrollees using our provider networks has declined (not taking into account our recent acquisitions of additional affiliated physician organizations), and management currently anticipates that this trend will continue. The profitability and growth of our business depends largely on the number of HMO members who use our provider networks. We seek to maintain and increase the number of HMO enrollees using our provider networks by monitoring enrollment of the HMOs with which our affiliated physician organizations have contracts, affiliating with additional IPAs and acquiring other management companies. If we are not successful, we may not be able to maintain our profitability or to continue to grow our business in the future. For the years ended September 30, 2001, 2002, 2003, 2004, and 2005, the decrease in the number of HMO enrollees using our provider networks was 21,400, 3,600, 1,400, 20,700, and, 26,500 respectively. Estimated revenue reductions associated with the enrollment decreases for those periods were approximately, $5,500,000, $3,500,000, $400,000, $8,200,000 and $11,100,000, respectively. These estimates assume that enrollment decreased ratably during the indicated periods and, as such, represent approximately 50% of the lost revenue that will be experienced in subsequent periods, when the enrollment decline is in effect for the whole period.

Our working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

We have historically been in a negative working capital position. Having a working capital deficit may signal an impaired ability to pay debts as they come due.

We had negative working capital of $16,695,740, $3,141,414, and $681,960 as of September 30, 2003, 2004 and 2005, respectively. This represents the difference between our current assets and our current liabilities. The negative working capital is the result of a reduction in cash and cash equivalents that have been used to reduce our bank debt and current liabilities incurred in operations and acquisitions, primarily related to medical expense claims.

As of the fiscal years ended 2003, 2004, and 2005, our indebtedness for capital leases, subordinated seller notes, loans from our Chief Executive Officer, and notes to our bank totaled $6,267,710, $15,008,554 and $8,166,667. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions. This, and our recording of reserves for incurred but not reported healthcare expense claims, have been the primary reasons for our negative working capital position at September 30, 2003, 2004, and 2005.

If the value of our goodwill and intangible assets with indefinite useful lives becomes impaired, the impaired portion will have to be written off, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

Our intangible assets represent a substantial portion of our assets. As of September 30, 2005, goodwill totaled $31,404,328 and other intangible assets totaled $1,317,614 for a combined total of $32,721,942, and represented approximately 57% of our total assets.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two standards related to business combinations. The first statement, SFAS No. 141, “Business Combinations,” requires all business combinations after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses.

The second statement, SFAS No. 142 “Goodwill and Other Intangible Assets,” requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis, or more frequently if certain indicators are encountered. We have adopted SFAS No. 142. A two-step impairment test is to be used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.

Any finding that the value of our goodwill and intangible assets has been impaired would require us to write off the impaired portion, which could significantly reduce the value of our assets and reduce our net income for the year in which the write-off occurs. To date, since we adopted SFAS No. 142 for our fiscal year ended September 30, 2002, no impairment has been found and no write-off has been required.

We may not be able to make any additional significant acquisitions without first obtaining additional financing and obtaining the consent of our commercial lender.

Although we have no specific agreements for additional acquisitions of affiliated physician organizations pending, the implementation of our long-term growth strategy depends on additional acquisitions in the future. These future acquisitions may require additional capital resources. No assurance can be given that needed capital will be made available to us.

To finance our ongoing capital requirements, we may, from time to time, issue additional equity securities or incur additional debt. A greater amount of debt or additional equity financing could be required to the extent that our common stock fails to achieve or to maintain a market value sufficient to warrant its use in future acquisitions or to the extent that physician organizations or their related management companies are unwilling to accept common stock in exchange for their businesses. Our ability to issue debt instruments or equity securities in a public or private sale is restricted by the loan agreement with our commercial lender, Residential Funding Corporation. The loan agreement restricts us from using any loan proceeds for acquisitions and prohibits us from borrowing outside of the loan agreement, for acquisitions or otherwise, without the prior written consent of the lender. The loan agreement also prohibits us from using the proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement. Thus, we must obtain the written consent of our lender before we use any loan proceeds for acquisitions and before we issue any debt or equity securities to raise financing for acquisitions. Our lender may grant or withhold such consent in the lender’s sole discretion. If our commercial lender is unwilling to consent to our use of loan proceeds or our issuance of debt or equity securities to finance acquisitions, we may have to abort any growth plan that depends on the use of funds from such debt or equity securities. Even if we obtain required consents from our lender, we may not be able to obtain additional required capital on acceptable terms, if at all. To the extent that additional capital is not available, we may be required to limit our plans for growth. In addition, any capital we may be able to raise could result in increased leverage on our balance sheet, additional interest and financing expense, decreased operating income to fund future expansion, and/or dilution of existing equity owners.

If we are not able to comply with the financial covenants and other conditions required by our loan agreement with our commercial lender, our lender could require full repayment of the loan, which would negatively impact our liquidity and preclude us from making further acquisitions.

We are subject to certain financial covenants and other conditions required by our loan agreement with Residential Funding Corporation (“RFC”), including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. We exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. Our actual senior debt/EBITDA ratio as of those two dates was 1.57 and 1.51, respectively. RFC has waived these covenant violations effective April 7, 2005. RFC has, in addition, agreed to exclude certain items from the covenant computations for a twelve month period. The exclusion of certain items enabled us to meet the minimum fixed charge coverage ratio at December 31, 2004. The company was in compliance with all of its loan covenants as of September 30, 2005. However, there can be no assurance that we will be able to meet all of the financial covenants and other conditions required by our loan agreement. RFC may not grant waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity and preclude us from making further acquisitions.

Substantially all of our revenues are generated from contracts with a limited number of HMOs, and if our affiliated physician organizations were to lose HMO contracts or to renew HMO contracts on less favorable terms, our revenues and profitability could be significantly reduced.

After a recent consolidation of HMOs, there are now only four large and five smaller HMOs doing business in California, which magnifies the risk of loss of any HMO contract by our affiliated physician organizations. The potential for risk is also magnified because HMO contracts generally have only a one year term, may be terminated earlier without cause upon notice, and, upon renewal, are subject to annual negotiation of capitation rates, covered benefits and other terms and conditions.

We are particularly at risk with respect to the potential loss or renewal on less favorable terms of contracts that our affiliated physician organizations have with four of these HMOs—PacifiCare of California, Blue Cross of California, Health Net of California and Blue Shield of California.

For the fiscal year ended September 30, 2005, contracts with our four largest HMO clients accounted for approximately 75% of our enrollment, of which our contract with PacifiCare of California accounted for approximately 22% of our enrollment, our contract with Health Net of California accounted for approximately 18% of our enrollment, our contract with Blue Cross of California accounted for approximately 19% of our enrollment, and our contract with Blue Shield of California accounted for approximately 16% of our enrollment. During the fiscal year ended September 30, 2005, our contract with PacifiCare of California accounted for $40,155,679 in revenue, or 31% of our total capitation revenue, our contract with Health Net of California accounted for $25,224,324 in revenue, or 20% of our total capitation revenue, our contract with Blue Cross accounted for $21,365,598 in revenue, or 17% of our total capitation revenue and our contract with Blue Shield of California accounted for $14,802,756 in revenue, or 12% of our total capitation revenue. For the fiscal year ended September 30, 2005, PacifiCare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $101,548,357, or approximately 80% of our total capitation revenue.

For the fiscal year ended September 30, 2004, contracts with our four largest HMO clients accounted for approximately 81% of our enrollment, of which our contract with PacifiCare of California accounted for approximately 25% of our enrollment, our contract with Health Net of California accounted for approximately 21% of our enrollment, our contract with Blue Cross of California accounted for 22% of our enrollment, and our contract with Blue Shield of California accounted for approximately 13% of our enrollment. During the fiscal year ended September 30, 2004, our contract with PacifiCare of California accounted for $40,903,464 in revenue, or 32% of our total capitation revenue, our contract with Health Net of California accounted for $25,933,742 in revenue, or 21% of our total capitation revenue, our contract with Blue Cross accounted for $19,899,135 in revenue, or 16% of our total capitation revenue and our contract with Blue Shield of California accounted for $13,467,152 in revenue, or 11% of our total capitation revenue. For the fiscal year ended September 30, 2004, PacifiCare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $100,203,493, or 80% of our total capitation revenue.

The loss of contracts with any one of these HMOs could significantly reduce our revenues and profitability.

We have one year automatically renewable contracts with PacifiCare of California, Blue Cross of California, Health Net of California and Blue Shield of California, unless either party provides the other party with 180-days’ notice of such party’s intent not to renew. Under limited circumstances, the HMOs may immediately terminate the contracts for cause; otherwise, termination for cause requires 90 days’ prior written notice with an opportunity to cure. There can be no assurance that we will be able to renew any of these contracts or, if renewed, that they will contain terms favorable to us and our affiliated physician organizations.

Our profitability may be reduced or eliminated if we are not able to manage health care costs of our affiliated physician organizations effectively.

Our success depends in large part on our effective management of health care costs, through control over our affiliated physician organizations through the single shareholder ownership model, controlling utilization of specialty care and other ancillary care and purchasing services at competitive prices. Under the single shareholder model, we have the right, under an assignable option agreement, to designate the sole owner of all of the stock of Prospect Medical Group, which is one of our affiliated physician organizations and also serves as a holding company for all of our other affiliated physician organizations. Our ability to designate the sole owner of Prospect Medical Group gives us the ability to control the management and business policies of our affiliated physician organizations (except for one in which we have only a 50% joint venture ownership interest), including policies for the management of health care costs.

We attempt to control the health care costs of our affiliated physician organizations’ HMO enrollees by emphasizing preventive care, monitoring compliance with pharmacy formularies (i.e., a list of approved pharmaceutical drugs that the HMOs will provide an enrollee at a lesser cost than other drugs), entering into risk sharing agreements with hospitals that have favorable rate structures, and requiring prior authorization for specialist physician referrals. If we cannot continue to improve our management of health care costs, our business, results of operations, financial condition, and ability to satisfy our obligations could be adversely affected.

Under all current HMO contracts, our affiliated physician organizations accept the financial risk for the provision of primary care and specialty physician services, and some ancillary health care services. If we are unable to negotiate favorable prices or rates in contracts with providers of these services on behalf of our affiliated physician organizations, or if our affiliated physician organizations are unable to effectively control the utilization of these services, our profitability could be reduced or eliminated. Our ability to manage health care costs is also diminished to the extent that we are unable to sub-capitate the specialists in our service areas at competitive rates. To the extent that our HMO enrollees require more frequent or extensive care, our operating margins may be reduced and the revenues derived from our capitation contracts may be insufficient to cover the costs of the services provided. If our medical costs substantially exceed our revenues we may be required to infuse additional capital to maintain our provider network and HMO contracts, and there are no assurances that we will achieve profitability after the infusion of capital.

Our operating results could be adversely affected if our actual health care claims exceed our reserves.

Historically, we have not had adequate cash resources to retire one hundred percent (100%) of our incurred but not reported (i.e., accrued or “IBNR”) medical claims. As of September 30, 2003, 2004 and 2005 we could retire approximately 60%, 156%, and 147%, respectively, of our accrued medical claims and other health care costs payable using all of our cash and cash equivalents. This percentage will fluctuate as of the particular cut-off dates depending on the IBNR calculations as of each date, the timing of the actual disbursement of claims checks near those dates, the status of specifically reserved items as of those dates, the level of borrowings made as of the given dates and whether there have been any recent acquisitions, and the amount of cash included as part of those acquisitions.

Historically, we have been able to satisfy our claims payment obligations each month out of cash flows from operations and existing cash reserves. However, due to the historical inadequacy of our aggregate cash reserves, in the event that our revenues are substantially reduced due to a loss of a significant HMO contract or other factors, our cash flow may not be sufficient to pay off claims on a timely basis, or at all. If we are unable to pay claims timely we may be subject to HMO de-delegation wherein the HMO would take away our claims processing functions and perform the functions on our behalf, charging our affiliated physicians a fee per enrollee, a requirement by the HMO to comply with a corrective action plan, and/or a termination of the HMO contract, which could have a material adverse effect on our operations and results of operations.

We estimate the amount of our reserves for submitted claims and IBNR claims primarily using standard actuarial methodologies based upon historical data. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis, are continually reviewed and are adjusted in current operations as required. As of September 30, 2003, 2004 and 2005, we estimated our IBNR at $10,557,426, $13,323,622 and $11,532,328 respectively. Given the uncertainties inherent in such estimates, the reserves could materially understate or overstate our actual liability for claims payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

We may be exposed to liability or fail to estimate IBNR claims accurately if we cannot process our increased volume of claims accurately and timely.

We have regulatory risk for the timely processing and payment of claims. If we are unable to handle increased claims volume, or if we are unable to pay claims timely we may become subject to an HMO corrective action plan or de-delegation (which means that an HMO takes away the claims processing function of the affiliated physician organization and performs that work itself, charging the affiliated physician organization a fee per HMO enrollee per month during which the service is handled by the HMO) until the problem is corrected, and/or termination of the HMO agreement, which could have a material adverse effect on our operations and profitability. In addition, if our claims processing system is unable to process claims accurately, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

Medicare and private third-party payer cost containment efforts and reductions in reimbursement rates could reduce our revenue and our cash flow.

The health care industry is experiencing a continuing trend toward cost containment as government and private third-party payers seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. Changes in Medicare payment rates have reduced fee-for-service payments to physicians. These trends may result in a reduction from historical levels in per patient revenue received by our affiliated physician organizations.

Risk-sharing arrangements that our affiliated physician organizations have with HMOs and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

Most of our affiliated physician organizations’ agreements with HMOs and hospitals contain risk-sharing arrangements under which the affiliated physician organizations can earn additional compensation by coordinating the provision of high quality, cost-effective health care to enrollees, but they may also be required to assume a portion of any loss sustained from these arrangements, thereby reducing our net income. Risk-sharing arrangements are based upon the cost of hospital services or other services for which our physician organizations are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds a budget, which results in a “deficit,” and permit the parties to share in any amounts remaining in the budget, known as a “surplus,” which occurs when actual cost is less than the budgeted amount. The amount of non-capitated and hospital costs in any period could be affected by factors beyond our control, such as changes in treatment protocols, new technologies and inflation. To the extent that such non-capitated and hospital costs are higher than anticipated, revenue paid to our affiliated physician organizations may not be sufficient to cover the risk-sharing deficits they are responsible for, which could reduce our revenues and profitability. It is our experience that “deficit” amounts for hospital costs are applied to offset any future “surplus” amount we would otherwise be entitled to receive. We have historically not been required to reimburse the HMOs for any hospital cost deficit amount. Most of our contracts with HMOs specifically provide that we will not have to reimburse the HMO for hospital cost deficit amounts.

HMOs often insist on withholding negotiated amounts from the affiliated physician organizations’ professional capitation payments, which the HMOs are permitted to retain, in order to cover the affiliated physician organizations’ share of any risk-sharing deficits; and hospitals often demand cash settlements of risk sharing deficits as a “quid pro quo” for joining in these arrangements. Net risk-pool surpluses (deficits) were $(285,154), $(21,610), and $1,151,373 for the fiscal years ended September 30, 2003, 2004 and 2005, respectively.

In addition to hospital risk-sharing arrangements, many HMOs also provide a risk-sharing arrangement for pharmaceutical costs. Unlike hospital pools where nearly all of the HMO contracts mandate participation by our affiliated physician organizations in the risk sharing for hospital costs, a lesser number of the HMO contracts mandate participation in a pharmacy risk-sharing arrangement, and although (unlike hospital pools) our affiliated physician organizations are generally responsible for their 50% allocation of pharmacy cost deficits, the deficit amounts of pharmacy costs have to date not had a material effect on our revenue.

To date, we have not suffered any losses due to hospital risk arrangements other than offsets (for deficit amounts) against any future surpluses we otherwise would have received. To date our aggregate losses in connection with our pharmacy risk sharing arrangements have been insignificant. Whenever possible, we seek to contractually reduce or eliminate our affiliated physician organizations’ liability for risk-sharing deficits and with respect to pharmacy pools, eliminate their participation in such pools. Notwithstanding the foregoing, risk-sharing deficits could have a significant impact on our future profitability.

If we do not successfully integrate the operations of acquired physician organizations into our service network, our costs could increase, our business could be disrupted, and we may not be able to realize the anticipated benefits from those acquisitions.

Our strategy for growth is primarily to acquire additional IPAs that specialize in managed care and to realize economies of scale from those acquisitions. However, even if we are successful in acquiring a new physician organization, we may not be successful in integrating its operations into our operating systems. It may be difficult and time consuming to integrate the acquired organization’s management services, including information systems, claims administration, and case management, as well as administrative functions, and, while at the same time managing a larger entity with a differing history, business model and culture. Management may be required to develop working relationships with providers with whom they have had no previous business experience. Management also may not be able to obtain economies of scale from utilizing existing specialists for enrollees in our same service networks. Integration of acquired entities is vital for us to be able to operate effectively and to control medical and administrative costs. If we are not successful in integrating acquired operations on a timely basis, or at all, our business could be disrupted and we may not be able to realize the anticipated benefits of our acquisitions, including cost savings. There may be substantial unanticipated costs associated with acquisition and integration activities, any of which could result in significant one-time charges to earnings or otherwise adversely affect our operating results.

When we acquire operations that have historically operated at a loss, we may not be able to reverse those losses and operate those businesses at a profit, which could reduce our earnings.

From time to time, Prospect Medical Group may acquire the assets of a physician organization that has historically operated at a loss, such as the acquisition of the assets of Health Source Medical Group. We have instituted measures intended to reduce any operating losses and to operate acquired businesses profitably, such as we have done with the acquisition of the assets of Health Source Medical Group. We attempt to reduce operating losses of such acquired businesses by negotiating better capitation rates from the HMOs, negotiating better pricing with the specialist physicians by trading patient volume in exchange for a sub-capitation payment or discounted pricing, and consolidating administrative and back-office functions. Although we were successful in the turn-around of Health Source by employing these strategies, no assurance can be given that we can repeat our performance in the event we acquire another physician organization that has historically operated at a loss. In the event we are not able to reverse those trends and operate the assets profitably, our net earnings could be reduced.

If we are unable to identify suitable acquisition candidates or to negotiate or complete acquisitions on favorable terms, our prospects for growth could be limited.

Although we are regularly in discussions with potential acquisition candidates, it may be difficult to identify suitable acquisition candidates and to negotiate satisfactory terms with them. If we are unable to identify suitable acquisition candidates at favorable prices our ability to grow could be limited.

Any acquisitions we complete in the future could potentially dilute the equity interests of our current stockholders or could increase our indebtedness and cost of debt service, thereby reducing our net income and profitability.

If we issue common stock or other equity securities as consideration for future acquisitions, the issuance of equity could have a dilutive effect on the earnings and market price of our common stock. If we borrow to finance future acquisitions, our indebtedness and cost of debt service could increase, which would reduce our net income and profitability.

We operate in a competitive market; increased competition could adversely affect our revenues.

The managed care industry is highly competitive and is subject to continuing changes in the ways in which services are provided and providers are selected and paid. We are subject to significant competition both with respect to physicians affiliating with our affiliated physician organizations, and in seeking contracts to manage other IPAs.

Some of our competitors have substantially greater financial, technical, managerial, marketing and other resources and experience than we do and, as a result, may compete more effectively than we can. Companies in other health care industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. We may not be able to continue to compete effectively in this industry. Additional competitors may enter our markets and this increased competition may have an adverse effect on our business, financial condition, and results of operations.

Failure to comply with federal and state regulations could result in substantial penalties and changes in business operations.

We and our affiliated physician organizations are subject to numerous federal and state statutes and regulations that are applicable to health care organizations and businesses generally, including the corporate practice of medicine prohibition, federal and state anti-kickback laws and federal and state laws regarding the use and disclosure of patient health information. If our business operations are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, and increased legal expenses, we may be required to make costly changes to our business operations, and we may be excluded from government reimbursement programs. The laws and regulations that we and our affiliated physician organizations are subject to are complex and subject to varying interpretations. Any action against us or our affiliated physician organizations for violation of these laws or regulations, even if we successfully defended against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. All of these consequences could have the effect of reducing our revenues, increasing our costs, decreasing our net income, profitability and curtailing our growth.

For a more detailed discussion of the various federal and state regulations to which we are subject, see Item 1, “Business—Regulation.”

Future reforms in health care legislation and regulation could reduce our revenues and profitability.

Although we cannot predict what future reforms may be proposed or adopted with respect to health care legislation and regulation, proposals that have been considered include changes in Medicare, Medicaid and other programs, a prescription drug benefit for Medicare, cost controls on hospitals and mandatory health insurance coverage for employees. The costs of implementing some of these proposals could be financed, in part, by reduction of payments to health care providers under Medicare, Medicaid, and other government programs. Future legislation, regulations, interpretations, or other changes to the health care system could reduce our revenues and profitability.

The California Department of Managed Health Care (“DMHC”) has instituted financial solvency regulations mandated by California Senate Bill 260. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Management believes that our affiliated physician organizations that are subject to these regulations will be able to comply with them. However, these regulations could limit the company’s ability to use its cash resources to make future acquisitions.

Under the regulations, our affiliated physician organizations are required to comply with specific criteria, including:

•       Maintain, at all times, a minimum “cash-to-claims ratio” (where “cash-to-claims ratio” means the organization’s cash, marketable securities and certain qualified receivables, divided by the organization’s total unpaid claims liability. The regulations require a cash-to-claims ratio of 0.60 beginning January 1, 2006; 0.65 beginning July 1, 2006; and 0.75 beginning January 1, 2007.

•       Submit periodic reports to the DMHC containing various data and attestations regarding performance and financial solvency, including IBNR (incurred but not reported) calculations and documentation, and attestations as to whether or not the organization was in compliance with Knox-Keene Act requirements related to claims payment timeliness, had maintained positive tangible net equity; and had maintained positive working capital.

In a case where an organization is not in compliance with any of the above criteria, the organization would be required to describe in the report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance.

Further, under these regulations, the DMHC will make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria.

In the event we are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, we could be subject to sanction, or limitations on, or removal of, our ability to do business in California.

Our cash-to-claims ratio at September 30, 2005, was 1.58.

Whenever we seek to acquire an IPA, an HMO that has a contract with that IPA could potentially refuse to consent to the transfer of its contract, and this could deter us from completing the acquisition or could deprive us of the enrollees and revenues associated with that HMO contract if we chose to complete the acquisition without the HMO’s consent.

IPA contracts with HMOs typically include provisions requiring the physician group to obtain the HMO’s consent to the transfer of their contract with the IPA before effecting any change in control of the IPA. As a result, whenever we seek to acquire an IPA, the acquisition may be conditioned upon the IPA’s ability to obtain such consent from the HMOs with which it has contracted. Therefore, an acquisition could be delayed while an HMO seeks to determine whether it will consent to the transfer of the IPA. While in our experience the HMOs limit their review to satisfying their regulatory responsibility to ensure that, following the acquisition, the IPA post-acquisition will meet certain financial and operational thresholds, the language in many of the HMO agreements give the HMO the ability to decline to give their consent if they simply do not want to do business with the acquiring entity. If an HMO is unwilling for any reason to give its consent, this could deter us from completing the acquisition, or, if we complete an acquisition without obtaining an HMO’s consent, we could lose the benefit of the enrollees and revenues associated with that HMO’s contract.

Our profitability could be adversely affected by any changes that would reduce payments to HMOs under government-sponsored health care programs.

Although our affiliated physician organizations do not directly contract with the Centers for Medicare & Medicaid Services (a federal agency within the U.S. Department of Health and Human Services), during the fiscal year ended September 30, 2003 our affiliated physician organizations received $18,410,213 in revenues, or approximately 29% of capitation revenues, derived from payments made to the affiliated physician organizations from HMOs that contract with Medicare, Medicaid and other government-sponsored health care programs. Consequently, any change in the regulations, policies, practices, interpretations or statutes adversely affecting payments made to HMOs under these government-sponsored health care programs could reduce our profitability. A continuing decline in enrollees in Medicare Advantage could also have a material adverse effect on our profitability.

For the year ended September 30, 2004, our affiliated physician organizations received $43,490,025 in revenues from HMOs that contract with Medicare, Medicaid and other government-sponsored health care programs, which represents approximately 35% of capitation revenues.

For the year ended September 30, 2005, our affiliated physician organizations received $46,791,854 in revenues from HMOs that contract with Medicare, Medicaid and other government-sponsored health care programs, which represents approximately 37% of capitation revenues

Our revenues and profits could be diminished if we lose the services of key physicians in our affiliated physician organizations.

Substantially all of our revenues are derived from management agreements with our affiliated physician organizations. Key physicians in an affiliated physician organization could retire, become disabled, terminate their employment agreements or provider contracts, or otherwise become unable or unwilling to continue generating revenues at the current level, or practicing medicine within the physician organization. Enrollees who have been served by such physicians could choose to enroll with competitors physician organizations, reducing our revenues and profits. Moreover, we may not be able to attract other physicians into our affiliated physician organizations to replace the services of such physicians.

Because our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

To date, we have developed our business within only one geographic area to take advantage of economies of scale and the mature managed care market of Southern California. Due to this concentration of business in a single geographic area, we are exposed to potential losses resulting from the risk of an economic downturn in Southern California. If economic conditions deteriorate in Southern California, our enrollment and our revenues may decline, which could significantly reduce our profitability.

We are required to upgrade and modify our management information systems to accommodate growth in our business and changes in technology and to satisfy new government regulations. As we seek to implement these changes, we may experience complications, delays and increasing costs, which could disrupt our business and reduce our profitability.

We have developed sophisticated management information systems that process and monitor patient case management and utilization of physician, hospital and ancillary services, claims receipt and claims payments, patient eligibility and other operational data required by management. These systems may require modifications, improvements or replacements as we expand and as new technologies become available. We may also be required to modify our management information systems in order to comply with new government regulations. For example, regulations adopted under the federal Health Insurance Portability and Accountability Act of 1996 beginning in August 2000 have required us to begin complying with new electronic health care transactions and conduct standards, new uniform standards for data reporting, formatting and coding, and new standards for ensuring the privacy of individually identifiable health information. This required us to make significant changes to our management information systems, at substantial cost. Similar modifications, improvements and replacements may be required in the future at additional substantial cost and could disrupt our operations during periods of implementation. Moreover, implementation of such systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The complications, delays and cost of implementing these changes could disrupt our business and reduce our profitability. During the years ended September 30, 2003, 2004 and 2005, we estimate that the costs incurred by us to upgrade and modify our management information system exclusive of any employee expense have totaled approximately $230,000, $540,000 and $230,000. These amounts do not include any of the costs associated with running our company’s information systems department, which currently approximate $2 million annually.

If we were to lose the services of Dr. Terner or other key members of management, we might not be able to replace them in a timely manner with qualified personnel, which could disrupt our business and reduce our profitability and revenue growth.

The success of our business depends, in part, on the continued contributions of key members of our management, including our Chairman and Chief Executive Officer, Jacob Y. Terner, M.D., our President and Chief Operating Officer, Catherine Dickson and our Chief Financial Officer, Mike Heather. If for any reason we were to lose the services of any key member of management, we would need to find and recruit a qualified replacement quickly to avoid disrupting our business and reducing our profitability and revenue growth. We compete with other companies for executive talent, and it may not be possible for us to recruit a qualified candidate on a timely basis, or at all. Currently, we do not maintain any life insurance on our key management personnel, and the only members of our management team that have employment agreements at this time are Dr. Terner and Mr. Heather. Although we have not entered into an employment agreement with Ms. Dickson, our Board of Directors has approved the payment to her of six months’ salary as a severance package in the event we terminate her employment.

On June 30, 1997, Dr. Terner consented, without admitting or denying any of the allegations in a complaint relating to an insider trading investigation by the SEC, except as specifically set forth therein, to the entry of a final judgment of permanent injunction and other relief. The SEC’s investigation involved the trading of Century MediCorp stock in June and July 1992 by persons other than Dr. Terner prior to the public announcement of Century MediCorp’s merger with Foundation Health, a California Health Plan. The judgment permanently restrained and enjoined Dr. Terner from employing any fraudulent device, scheme or artifice, making material misstatements or omitting material statements of fact or engaging in fraudulent or deceitful acts, practices or courses of business in violation of Section 10(b) of the 1934 Act and Rule 10b-5 thereunder. No allegations were made that Dr. Terner had personally engaged in the trading of Century MediCorp stock, or that Dr. Terner personally profited from any such alleged trading. Dr. Terner was further ordered to pay a civil penalty in the amount of $225,750 under the Insider Trading and Securities Fraud Enforcement Act of 1988.

We and our affiliated physician organizations may become subject to claims of medical malpractice or HMO bad-faith liability claims for which our insurance coverage may not be adequate. Such claims could materially increase our costs and reduce our profitability.

Each of our affiliated physician organizations is involved in the delivery of health care services to the public and, therefore, is exposed to the risk of professional liability claims. The HMOs require our affiliated physician organizations to indemnify the HMOs for losses resulting from the negligence of physicians who were employed by or contracted with the physician organization. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive. Moreover, in recent years, physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging medical malpractice, HMO bad-faith liability and related types of claims based on the withholding of approval for or reimbursement of necessary medical services. Many of these lawsuits involve large claims and substantial defense costs. Although we do not engage in the practice of medicine or the provision of medical services, we may also become subject to legal claims alleging that we have committed medical malpractice or we may become a defendant in an HMO bad-faith liability claim.

Our employed physicians at Sierra Medical Group and Pegasus Medical Group are currently insured under policies that cover malpractice on a “claims made” basis, which includes vicarious coverage for each entity. We also carry a policy of managed care errors and omissions insurance, in amounts management deems appropriate, based upon historical claims and the nature and risk of our business. In addition, each of the independent physicians that contract with our affiliated physician organizations is required to maintain professional liability insurance coverage of the physician and of each employee, servant and agent of the physician. Nevertheless, there are exclusions and exceptions to coverage under each insurance policy that may make coverage for any claim unavailable, future claims could exceed the limits of available insurance coverage, existing insurers could become insolvent and fail to meet their obligations to provide coverage for such claims, and such coverage may not always be available or available with sufficient limits and at reasonable cost to adequately and economically insure us and our affiliated physician organizations’ operations in the future. A malpractice or an errors and omissions judgment against us or any of our affiliated physician organizations could materially increase our costs and reduce our profitability.

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations, which could decrease the market value of our common stock.

Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. Our quarterly results of operations may fluctuate for a number of reasons. Our annual and interim financial statements contain accruals that are calculated quarterly for estimates of incentive payments to be made by the HMOs to our affiliated physician organizations based upon hospital utilization to budgeted costs. Quarterly results have in the past, and may in the future, be affected by adjustments to such estimates for actual costs incurred. We are subject to quarterly variations in our medical expenses due to fluctuations in patient utilization, legislative and regulatory developments, general economic conditions, and the capitated nature of our revenues. Historically, the affiliated physician organizations and HMOs generally reconcile differences between actual and estimated amounts relating to HMO incentive payment arrangements by the third quarter of each calendar year. In the event that the affiliated physician organizations and HMOs are unable to reconcile such differences, extensive negotiation, arbitration or litigation relating to the final settlement of these amounts may occur. Any delay in the settlement of these amounts may result in our being unable to record anticipated income. As our network expands to include additional IPAs, the timing of these reconciliations may vary; this variation in timing may cause our results not to be directly comparable to corresponding quarters in other years. Our financial statements also include estimates of costs for covered medical benefits incurred by enrollees, which costs have not yet been reported by the providers (incurred but not reported claims). While these estimates are based on information available to us at the time of calculation, actual costs may differ from our estimates of such amounts. If the actual costs differ significantly from the amounts we have estimated, adjustments will be required and quarterly results may be affected. Quarterly results may also be affected by movements of HMO members from one HMO to another, particularly during periods of open enrollment for HMOs, which occur primarily in September, October and January of each year. Additionally, the completion of acquisitions causes fluctuations in our quarterly results, as results of the acquired entities are consolidated with our results for periods following the acquisitions. These factors can make our quarterly results not be directly comparable to the results in corresponding quarters of other years, making it difficult to predict our future results of operations. As a result, our results of operations may fluctuate significantly from period to period, which could decrease the value of our common stock.

The NASD has conducted an informal inquiry regarding trading in our common stock.

On February 3, 2004, we received a notice of inquiry from the National Association of Securities Dealers, Inc., concerning trading in our common stock that took place around the time that we announced the first closing of a private placement of our Series A Preferred Stock. We responded to an NASD request for documents on February 12, 2004 and have received no further contacts from the NASD since that date. However, it is possible that the NASD could continue its inquiry or open a formal investigation the NASD, or other government agencies, could initiate enforcement proceedings if the NASD concluded that improprieties occurred in connection with the trading.

If we are not able to develop or sustain an active trading market for our common stock, it may be difficult for stockholders to dispose of their common stock.

Our common stock was the subject of limited and sporadic trading on the OTC Bulletin Board from 1996 to 1999. No liquid trading market has existed for our common stock since 1999. Trading of our common stock on the American Stock Exchange began on May 11, 2005. It is uncertain whether we will be able to continue to meet the requirements for listing on the American Stock Exchange, or an alternative exchange or market, or that an active trading market for our common stock will develop. If we do not maintain our American Stock Exchange listing or listing on another exchange or market and an active market in our common stock does not develop, it may be more difficult for stockholders to dispose of their common stock and could diminish significantly the market value of our common stock.

Even if an active market develops for our common stock, the market price of our stock is likely to be volatile.

Historically, the market prices for shares of health care companies, and smaller capitalization companies generally, have tended to be volatile. It is likely that the market price for our common shares will also be volatile. The price for our common stock may be influenced by many factors, including announcements of legislation or regulation affecting the health care industry in general and reimbursement for health care services in particular, the depth and liquidity of the market for our common stock, investor perception and fluctuations in our operating results and market conditions.

If our common stock becomes subject to the SEC’s penny stock rules, our stockholders may find it difficult to sell their stock.

If we do not maintain the American Stock Exchange listing for our common stock or a listing of our common stock on another national securities exchange or on NASDAQ, and if the trading price of our common stock is less than $5.00 per share, our common stock will become subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties.

Properties

We do not own any real property. We, or our affiliated physician organizations, currently lease space for administrative and medical offices, some of which is shared space, as follows:

Medical or Independent Practice Association Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Group(1)	Santa Ana, CA	Shares space with Prospect Medical Systems.	6 years; 2010	$41,464
Sierra Primary Care Medical Group(3)	Lancaster, CA	Shares space with Antelope Valley Medical Associates and Sierra Medical Management.	5 years; 2007	$ 15,415
Sierra Primary Care Medical Group(3)	Palmdale, CA	Medical Clinic	5 years; 2007	$13,906
Pegasus Medical Group(3)	Palmdale, CA	Medical Clinic	5 years; 2007	$7,585

Administrative Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Holdings(4)	Culver City, CA	Corporate headquarters.	7 years; 2012	$5,311
Prospect Medical Holdings	Santa Ana, CA	Warehouse/ Storage Space	5 years; 2009	$17,134
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group.	7 years; 2005	$41,464
Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care Medical Group and Antelope Valley Medical Associates.	5 years; 2007	$15,415
Genesis HealthCare	Garden Grove, CA	Administrative Offices	2 Years, 2006	$2,048

(1)          Prospect Medical Group includes all affiliated physician organizations that are wholly-owned subsidiaries of Prospect Medical Group.

(2)          On January 27, 2004, Prospect Medical Systems executed a 6th Addendum to its office lease that provided for an increase in space of 5,298 square feet effective November 1, 2004, at which date, the base rent increased to $41,464.

The Company is currently negotiating for additional office space adjacent to its Santa Ana facilities. Lease agreements are expected to be finalized in early 2006, for a 60 month lease, through 2011, with starting monthly lease payments of approximately $19,000.

(3)          Sierra Primary Care Medical Group, Antelope Valley Medical Associates and Pegasus Medical Group have their own facilities through Sierra Medical Management but they each share certain services provided by Prospect Medical Systems.

(4)          On August 31, 2005 the Company entered into a new lease for its corporate headquarters. The Company moved to these new premises effective October 31, 2005. The prior corporate headquarters’ lease expired effective September 30, 2005.

We believe that this office space is sufficient for our operational needs for the foreseeable future, although we may need to acquire additional space to accommodate our plans for future growth, if successful.

Employees

At September 30, 2005, we and our affiliated physician organizations had a total of 349 employees. The employees are not subject to any collective bargaining agreements. We believe that employee relations are good.

Item 3.                        Legal Proceedings.

St. Jude Medical Center—In 1998, Prospect initiated arbitration proceedings against St. Jude Medical Center (“St. Jude”) and PacifiCare of California (“PacifiCare”) for failure by St. Jude to provide an accurate accounting of hospital incentive pools for the years 1997, 1998 and 1999.

In November 2001, the Arbitrator awarded Prospect $1,200,000, plus interest, plus legal fees of approximately $1,000,000. PacifiCare was dismissed from the Prospect claim, and Prospect was ordered to pay PacifiCare’s legal fees of approximately $125,000. Approximately $1,200,000 was included in fiscal 2000 net patient service revenue, related to this matter.

In a counter-claim, the Arbitrator awarded St. Jude $275,000, plus interest. These amounts are also included in the fiscal 2001 financial statements.

In November 2001, Prospect received a partial payment of $925,000 related to the above amounts, St. Jude filed a petition to vacate the award, and Prospect filed a cross-petition to confirm the award. In December 2002, the Orange County Superior Court granted Prospect’s petition and entered judgment in favor of Prospect. St. Jude filed an appeal of this judgment.

On January 31, 2003, St. Jude paid Prospect approximately $1,492,000, reflecting the remaining amount due under the arbitration award, including interest and attorneys’ fees. The payment was made subject to Prospect’s agreement to repay this amount in the event the arbitration award was ultimately vacated as a result of further judicial proceedings.

Various appeals and other court actions ensued, related to portions of the arbitration award, interest thereon, and legal fees. Pending the final outcome of this matter, at September 30, 2003, we reserved approximately $700,000 primarily related to those amounts already received from St. Jude, but which remained subject to appeal.

During Prospect’s fourth quarter of Fiscal 2005, following rulings by the California Court of Appeals which upheld the Arbitrator awards in favor of Prospect, but ruled that Prospect was responsible to St. Jude for approximately $71,000 of arbitration costs, the parties concluded a settlement agreement as to all disputed matters. That settlement agreement, dated July 7, 2005, stated that, upon Prospect paying the $71,000 to St. Jude (which we did), all portions of the prior litigation would have been satisfied, the parties would refrain from any further proceedings, and the parties would file the required stipulation with Superior Court, stipulating to the satisfaction of all prior judgments and the end of proceedings on the matter. On September 13, 2005, the Superior Court entered its order confirming these stipulations;

following which, Prospect reversed the remaining legal reserve, effective in the fourth quarter ended September 30, 2005.

Other Matters—We and our affiliated physician organizations are parties to other legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended September 30, 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the American Stock Exchange under the symbol “PZZ” on May 11, 2005.

Prior to our listing on the American Stock Exchange, there was a limited market for our common stock. From 1996 to 1999, our common stock was the subject of very limited and sporadic trading on the OTC Bulletin Board. During the year 2000 through the end of 2003, there was virtually no trading in our common stock. The Pink Sheets reported that limited trading of our common stock resumed in January 2004 and continued on a limited basis until our stock became listed on the American Stock Exchange.

The following table sets forth the quarterly high and low sales prices for our common stock since trading on the American Stock Exchange commenced:

Date Range	High Sales Price	Low Sales Price
2005
Third Quarter (beginning May 11, 2005)	$6.50	$5.45
Fourth Quarter	$5.74	$4.00

As of December 12, 2005, we had approximately 319 record owners of our common stock.

On February 3, 2004, we received a notice of inquiry from the National Association of Securities Dealers, Inc., concerning the recent trading in our common stock. We responded to an NASD request for documents on February 12, 2004 and have received no further contacts from the NASD since that date.

We have not paid any cash dividends in the past and do not plan to do so in the near future. Under our credit facility, we are prohibited from declaring or paying any dividends or distributions of earnings to our stockholders.

Item 6.                        Selected Financial Data

Selected Financial Data

Set forth below is our selected consolidated financial data for the five fiscal years ended September 30, 2005 derived from our audited consolidated financial statements. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and related notes included herein and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Amounts are in thousands except for per share and enrollment data:

	Year Ended September 30
	2001	2002	2003(1)	2004(2)	2005
Statement of Operations Data:
Revenues	$74,235	$69,170	$66,542	$129,516	$133,518
Cost of Revenues	54,886	49,929	46,740	95,975	96,371
Gross Margin	19,349	19,241	19,802	33,541	37,147
Operating Expenses
General and Administrative	16,364	17,248	18,200	24,335	27,229
Depreciation and Amortization	1,718	580	540	733	948
	18,082	17,828	18,740	25,068	28,177
Operating income from unconsolidated joint venture	801	511	728	207	88
Operating Income	2,068	1,924	1,790	8,680	9,058
Interest Income	169	151	59	76	400
Interest Expense	(815)	(322)	(195)	(91)	(958)
Interest Expense, net	(646)	(171)	(136)	(15)	(558)
Equity in losses, and write down, of unconsolidated investment	—	—	—	—	(1,000)
Income Before Income Taxes	1,422	1,753	1,654	8,665	7,500
Income Tax Provision	(997)	(483)	(683)	(3,525)	(3,415)
Minority Interest	(12)	(9)	(16)	(13)	(12)
Net Income	$413	$1,261	$955	$5,127	$4,073
Basic Earnings Per Share	$0.08	$0.26	$0.23	$1.19	$0.83
Diluted Earnings Per Share	$0.08	$0.26	$0.22	$0.68	$0.48

	As of September 30
	2001	2002	2003(1)	2004(2)	2005(2)
Balance Sheet Data:
Assets:
Cash and Cash Equivalents	$6,451	$4,566	$6,517	$20,330	$16,949
Other Current Assets	3,708	2,931	2,151	4,218	5,702
Fixed Assets	1,170	1,114	1,022	1,606	1,202
Other Assets (Primarily Goodwill)	17,368	17,300	24,899	34,134	33,878
Total Assets	$28,697	$25,911	$34,589	$60,288	$57,731
Liabilities and Shareholders’ Equity:
Current Liabilities	$18,845	$17,075	$25,364	$27,689	$23,332
Long-Term Liabilities	5,176	2,861	2,003	9,648	7,398
Minority Interest	76	74	80	64	65
Total Shareholders’ Equity	4,600	5,901	7,142	22,887	26,936
Total Liabilities and Shareholders’ Equity	$28,697	$25,911	$34,589	$60,288	$57,731
HMO Enrollment:(3)
Commercial	105,000	102,000	136,200	168,500	144,900
Medicare	9,800	7,000	11,200	15,500	12,500
Medi-Cal	6,300	8,500	13,700	14,400	14,500
Total Enrollment	121,100	117,500	161,100	198,400	171,900

(1)          The balance sheet and operating results of Prospect Professional Care Medical Group have been included in the consolidated balance sheet as of September 30, 2003, the date of acquisition, and in the consolidated financial statements as of and for periods after September 30, 2003.

(2)          The balance sheet and operating results of Prospect NWOC Medical Group, Inc., StarCare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources have been included in the consolidated financial statements for periods after their February 1, 2004 date of acquisition.

(3)          Enrollment as of September 30, 2003 includes approximately 45,000 enrollees acquired through the purchase of Prospect Professional Care Medical Group that occurred on that date.

(4)          The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that, starting in 1999, we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was 4,000, 5,600, 7,100, 7,100 and 7,300 as of September 30, 2001, 2002, 2003, 2003, and 2005, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this registration statement. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this registration statement.

Executive Overview

General Operations

We are a Southern California health care company that provides management and administrative services to affiliated physician organizations that have entered into agreements with HMOs to provide medical services to approximately 171,900 HMO enrollees (as of September 30, 2005) in Orange and Los Angeles counties.

In managing the affiliated physician organizations, we remain sensitive to local custom and practice, while centralizing, for the most part, the management functions in our Santa Ana, California operations center.

Highlights of Performance (Year Ended September 30, 2005 as compared to 2004)

•       The member months increased 2% compared to the prior year.

•       Revenue increased by approximately 3% compared to the prior year.

•       The medical cost ratio decreased from 75% to 73% compared to the prior year.

•       General and administrative expenses increased approximately 12% compared to the prior year.

•       Operating income increased by approximately 4% compared to the prior year.

•       Diluted earnings per share decreased by 29% compared to the prior year.

•       Total cash and cash equivalents decreased by $3,381,450, or approximately 17% compared to the prior year.

•       Total bank term loan debt and capital equipment lease obligations decreased by $6,841,887 or approximately 46% compared to the prior year.

Highlights of Performance (Year Ended September 30, 2004 as compared to 2003)

•       The member months increased 71% compared to the prior year.

•       Revenue increased by approximately 95% compared to the prior year.

•       The medical cost ratio increased from 71% to 75% compared to the prior year.

•       General and administrative expenses increased approximately 34% compared to the prior year.

•       Operating income increased by approximately 385% compared to the prior year.

•       Diluted earnings per share increased by 209% compared to the prior year.

•       Total cash and cash equivalents increased by $14,066,663, an increase of approximately 208% compared to the prior year.

•       Total bank term loan debt and capital equipment lease obligations increased by $8,741,344, an increase of approximately 139% compared to the prior year.

We consider the following economic or industry-wide factors relevant to our business:

•       The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was signed into law on December 8, 2003 and made significant changes to the Medicare program, particularly by increasing drug reimbursement rates, appears to be creating a renewed energy on the part of the HMOs to recruit senior enrollees. Since senior enrollees have traditionally been profitable, if this trend persists, it would have a positive effect on our gross revenues and operating profit.

•       HMOs are making attempts to lower medical insurance costs to businesses by introducing a variety of Preferred Provider Organizations (“PPO”) and PPO-like products. These products, which carry lower premiums, but higher out of pocket costs, tend to reduce HMO enrollment and could negatively affect our gross revenue and operating profit.

•       If unemployment in Southern California went up, or a major employer scaled back local operations, or relocated the HMOs would have lower enrollment and revenues, which in turn would impact our operations.

Additionally, the central element of our business plan is to grow both revenues and profits by acquisition of IPAs. In California there are approximately 160 IPAs (including IPAs that may also operate a medical clinic) that have managed care membership. Identification and successful pursuit of the appropriate acquisition candidates presents material opportunities, challenges and risks.

In the short term, should we fail to identify suitable acquisition candidates and consummate the acquisitions such failure would negatively impact our growth. Over the long term, should we be unable to successfully integrate acquisitions into our business, thereby losing significant portions of the value anticipated from the acquisitions, or should we consummate acquisitions that turn out to be unsuitable or unprofitable our earnings and goodwill value would be diminished.

Operating Revenues

Approximately 97% of our fiscal 2005 revenues were from the capitation payments made each month by HMOs to our affiliated physician organizations, for HMO enrollees who have chosen or been assigned to one of our affiliated physician organizations, to provide for their professional medical care. The predominant method of receiving our capitation payments is by a ready funds wire into the accounts of our affiliated physician organizations, generally between the 10th and 25th day of each month.

We receive management fees from non-affiliated physician organizations; the fee is either a fixed percentage of revenue of the non-affiliated physician organization, or a fixed per-member-per-month payment.

Our two group medical practices, Sierra Primary Care Medical Group and Pegasus Medical Group also generate fee-for-service billings, which are reimbursed by Medicare, Medicaid (Medi-Cal in California), private indemnity health insurance, and cash payments by patients.

For the year ended September 30, 2005, as compared to 2004, we experienced a slight increase in revenues, primarily due to net increases in our Medicare enrollees’ Risk Adjustment factors. These rate increases were offset by declines in enrollment.

For the year ended September 30, 2004, as compared to 2003, we experienced a large growth in revenues due to several acquisitions completed between September 2003 and February 2004.

Medical Expenses

Our medical costs include monthly sub-capitation and fee-for-service payments to primary care and specialist physicians, and ancillary service providers, who have executed contracts with our affiliated physician organizations; fee-for-service payments to physicians who provide care for our patients and do not have a contract with our affiliated physician organizations; and salaries, benefits and other compensation paid to physicians that are employees of our affiliated physician organizations (Sierra Primary Care Medical Group and Pegasus Medical Group). Our medical expenses also include an estimate of claims that have been incurred but not reported (“IBNR”) to us.

We have established systems to monitor the availability, appropriateness and effectiveness of the patient care provided through out affiliated physician organizations. We collect utilization data for each of our affiliated physician organizations that we use to analyze over-utilization or under-utilization of services and assist our contracted and employed physicians in providing appropriate care for their patients, and improving patient outcomes in a cost efficient manner.

Operating Expenses

Our operating expenses are the general and administrative costs of managing our physician organizations. These costs include salaries, benefits and other compensation for our employees, insurance, rent, operating supplies, legal and accounting, and marketing.

Cash Flow

Our primary source of cash is derived from HMO capitation payments to our affiliated physician organizations. Because our capitation payments are paid between the 10th and the 25th day of each month, and a substantial portion of our expenses are paid in arrears, we tend to accumulate cash. Our primary use of cash is to pay medical expenses.

In order to complete acquisitions and fund our growth, we have, from time to time, borrowed money from commercial banks and other sources, and sold shares in our company.

Since 1996, when we made our first acquisition, we have borrowed a total of $12.5 million from Comerica Bank, $3.0 million from sellers of acquired businesses and $1.76 million from certain of our shareholders. Through August 2004, substantially all of the Comerica borrowings and all of the seller and shareholder borrowings had been repaid, primarily using cash flow generated by operations. In September 2004 we entered into a new $15 million credit facility with GMAC Residential Funding Corporation. This facility was increased by $4 million in connection with the November 2005 acquisition of Genesis HealthCare. See “—Liquidity and Capital Resources—Credit Facilities” below.

On March 31, 2004, we completed a private offering of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $5.50 per share, raising total gross proceeds of $12,458,802 ($10,019,741, net of offering costs) from an aggregate of 182 investors, all of whom were accredited. Each share of Series A Preferred Stock sold in the offering automatically converted into common stock on July 27, 2005 when the common stock underlying the Series A Preferred Stock became registered for resale under the Securities Act of 1933.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

Consolidation of Financial Statements

As discussed further in Note 1 to our consolidated financial statements, under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under EITF Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through an assignable option agreement, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. We have also concluded that under FIN 46 we are required to consolidate our affiliated physician organizations. The operations of our affiliated physician organizations have a significant impact on our financial statements. All inter-company accounts and balances have been eliminated in consolidation.

Revenue Recognition

Our revenue consists primarily of capitation payments for medical services provided by our affiliated physician organizations under contracts with various HMOs, or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliated physician organizations based on the number of enrollees assigned to physicians in our affiliated physician organizations.

Capitation revenue paid by HMOs is recognized in the month in which the affiliated physician organization is obligated to provide services. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. Such retroactive terminations or additions have not had a material effect on capitation revenue. Capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS for the acuity of the enrollees to whom services were provided. We received and recorded as revenue approximately $4 million in the fourth quarter of fiscal 2005 from HMOs for risk adjustment factors. Since this revenue could previously not be estimated by us, we recorded it upon receipt from the HMOs.

Fee-for-service revenues are recognized when the services have been performed, net of allowances to reduce billed amounts to estimated contractually entitled amounts. The effect of changes in estimates for contractual allowances has not had a material effect on fee-for-service revenues. All receivables are recorded net of an allowance for bad debts.

Management fee revenue is earned in the month the services have been delivered.

Uncollectible amounts are reported as bad debt expense and included in general and administrative expenses.

Accrued Medical Claims

Our affiliated physician organizations are responsible for the medical services their contracted or employed physicians provide to an assigned HMO enrollee. The cost of health care services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not reported.

Accrued medical claims, which do not include payments to our sub-capitated physicians, consist of actual claims reported but not paid and estimates of claims incurred but not reported (“IBNR”). We, together with our independent actuaries, estimate IBNR using estimates and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, medical inflation, product mix (HMO commercial, senior and Medi-Cal enrollees), enrollment and other relevant factors.

These accruals are continually monitored and reviewed, and as claims settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term. Our reserve models use lag-based incurred claim estimates and trended per member per month estimates.

The following table presents the components of the change in accrued medical claims for the three years ended September 30, 2005:

	Year Ended September 30
	2003	2004	2005
IBNR at Beginning of Year	$6,965,969	$10,557,426	$13,323,622
Health Care Claims Expense Incurred During the Year:
Related to Current Year	22,240,501	44,699,711	46,030,847
Related to Prior Year	(983,140)	(2,327,044)	(855,164)
Total Incurred	21,257,361	42,372,667	45,175,683
Health Care Claims Paid During the Year
Related to Current Year	(18,630,639)	(33,295,082)	(35,266,828)
Related to Prior Year	(4,535,265)	(7,268,752)	(11,700,149)
Total Paid	(23,165,904)	(40,563,834)	(46,966,977)
IBNR Acquired During the Year, net	5,500,000	957,363	—
IBNR at End of Year	$10,557,426	$13,323,622	$11,532,328

Acquisition balances represent medical claims liabilities as of the applicable acquisition date. Our strategy of growth by acquisition increases the complexity and variability already inherent in our claims estimation process. Our business in general, and this area of our business in particular, is subject to uncertainty as to the outcome and estimation of medical claims, which uncertainty is additionally impacted by our acquiring and integrating businesses previously not operated by us. Following an acquisition, we ensure that the IBNR methodology and calculations for the acquired business are consistent with our own methodology and calculations. Our IBNR models consider claims payment data for the current month and the prior 24 months. During the 25-month period following our acquisition, and to the extent that the prior owners’ experience and management of medical expenses was different from ours, actual experience under our management and contracting will be reflected in the IBNR calculations. We attempt to be consistently conservative in reserving for known and anticipated medical claims liabilities. This requires additional emphasis for recently acquired businesses.

We believe that the amount of our accrued medical claims is adequate to cover our ultimate liability for incurred claims as of September 30, 2005 however, actual claims payments may differ from our estimate. Assuming a hypothetic 1% variance in our estimate of accrued medical claims, our pre-tax profit for the years ended September 30, 2003, 2004, and 2005, would increase or decrease by approximately $105,574, $133,236, and $115,323, respectively.

The following table reflects the combined impact in our estimate of claims liability as of September 30, 2005 had we changed: (i) our completion factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 5th through 25th months) by the percentages indicated; and (ii) changed our trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 1st through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(3,300,000)
(2)%	$(2,200,000)
(1)%	$(1,100,000)
1%	$1,100,000
2%	$2,200,000
3%	$3,300,000

We also regularly evaluate the need to establish premium deficiency reserves for the probability that anticipated future health care costs could exceed future capitation payments from the HMOs. To date, we have determined that no premium deficiency reserves have been necessary.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two standards related to business combinations. The first statement, SFAS No. 141, “Business Combinations,” requires all business combinations after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses.

The second statement, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment on at least an annual basis, or more frequently if certain indicators are present. Such indicators include adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, our ability to maintain enrollment and renew payor contracts on favorable terms. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step consists of estimating the fair value of the reporting unit based on recognized valuation techniques, which include a weighted combination of (i) the guideline company method that utilizes revenue multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a representative market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the “implied fair value” of the goodwill, which is compared to its corresponding carrying value.

The affiliated physician organizations, which share similar economic and operational characteristics, comprise a sole reporting unit. The Company’s valuations have concluded that the fair value of Prospect Medical Holdings exceeded its carrying value, thus goodwill of Prospect Medical Holdings was not considered impaired during each fiscal year test, since we adopted SFAS No. 142 for our fiscal year ended September 30, 2002.

Legal and Other Loss Contingencies

We are subject to contingencies, such as legal proceedings and claims arising out of our business. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any.

Acquisitions

During the three years ended September 30, 2005, we completed several business combinations. These business combinations are all accounted for using the purchase method of accounting, and accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities, based on estimated fair values. The excess of purchase price over the net identifiable assets acquired was allocated to goodwill and other intangible assets. Prior to October 1, 2001, goodwill was amortized over a useful life of 20 years. In accordance with SFAS No. 142, we no longer amortize goodwill. In accordance with SFAS No. 141, the allocation to identifiable intangible assets was originally being amortized over a useful life of seven to ten years. During 2005, management determined that the useful life of identified intangibles was shorter than originally expected and the useful life was reduced to five years. The reduction in estimated useful life and related amortization period, resulted in increased amortization of approximately $135,000 in fiscal 2005.

The following table summarizes all business combinations for the five years ended September 30, 2005.

Business Combinations	Effective Date	Purchase Price	Location
Prospect Health Source Medical Group, Inc.	January 1, 2001	$1,000,000	West Los Angeles
Prospect Professional Care Medical Group, Inc.	September 30, 2003	$ 7,050,000	Orange County and East Los Angeles
Prospect NWOC Medical Group, Inc.	February 1, 2004	$2,000,000	North Orange County
StarCare Medical Group, Inc. APAC Medical Group, Inc. Pinnacle Health Resources	February 1, 2004	$8,500,000	North Orange County
Genesis HealthCare of Southern California	November 1, 2005	$8,000,000	Central Orange County

The assets we acquire in our acquisitions include cash, and HMO and provider contracts. We require that cash or a combination of cash and current assets equal current liabilities, and tangible net worth. The difference between the net worth of each acquisition and our purchase price is allocated to goodwill and identifiable intangible assets.

Enrollment

The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2004 and 2005, and the percentage change in enrollment between these dates:

	2004	2005	% Change
Commercial	168,500	144,900	(14)%
Medicare	15,500	12,500	(19)%
Medi-Cal	14,400	14,500	1%
Total	198,400	171,900	(13)%

The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2003 and 2004, and the percentage change in enrollment between these dates:

	2003	2004	% Change
Commercial	136,200	168,500	24%
Medicare	11,200	15,500	38%
MediCal	13,700	14,400	5%
Total	161,100	198,400	23%

The decrease in enrollment as of September 30, 2005 compared to September 30, 2004 is attributable primarily to decreased membership associated with physicians contracted to our IPAs, with the largest decreases being in the recently acquired IPAs were assimilation and integration into the Prospect operations platform continued in fiscal 2005.

The increase in enrollment as of September 30, 2004 compared to September 30, 2003 is attributable primarily to the acquisitions of Prospect NWOC Medical Group, StarCare Medical Group and APAC Medical Group. These groups had combined HMO enrollees of approximately 53,200 as of September 30, 2004.

Results of Operations

The following tables are provided to facilitate the discussion of our operations for each of the three years in the period ended September 30, 2005.

	Year Ended September 30
	2004	2005	Increase (Decrease)%
Revenues:
Capitation Revenue	$125,860,567	$129,143,656	$3,283,089	3%
Fee for Service Revenue	2,546,444	2,232,059	(314,385)	(12)%
Management Fees	841,152	806,788	(34,364)	(4)%
Other Operating Revenue	268,274	1,335,876	1,067,602	398%
Total Revenues	129,516,437	133,518,379	4,001,942	3%
Operating Expenses:
Medical Costs	95,975,041	96,371,197	396,156	0%
General and Administrative	24,335,510	27,228,736	2,893,226	12%
Depreciation and Amortization	732,806	948,017	215,211	29%
Total Operating Expenses	121,043,357	124,547,950	3,504,593	3%
Operating Income from Unconsolidated Joint Venture	206,634	87,516	(119,118)	(58)%
Operating Income	8,679,714	9,057,945	378,231	4%
Interest Expense, net	(15,086)	(558,278)	(543,192)	3601%
Equity in losses, and write down, of unconsolidated investment	—	(1,000,000)	(1,000,000)	(100)%
Income Before Taxes	8,664,628	7,499,667	(1,164,961)	(13)%
Income Tax Provision	3,524,704	3,415,178	(109,526)	(3)%
Minority Interest	12,681	11,930	(751)	(6)%
Net Income	$5,127,243	$4,072,559	$(1,054,684)	(21)%
Diluted Earnings Per Share	$0.68	$0.48	$(0.20)	(29)%
Medical Cost Ratio	75%	73%

	Year Ended September 30
	2003	2004	Increase (Decrease)%
Revenues:
Capitation Revenue	$63,512,597	$125,860,567	$62,347,970	98%
Fee for Service Revenue	2,084,132	2,546,444	462,312	22%
Management Fees	793,667	841,152	47,485	6%
Other Operating Revenue	151,306	268,274	116,968	77%
Total Revenues	66,541,702	129,516,437	62,974,735	95%
Operating Expenses:
Medical Costs	46,739,820	95,975,041	49,235,221	105%
General and Administrative	18,200,250	24,335,510	6,135,260	34%
Depreciation and Amortization	539,846	732,806	192,960	36%
Total Operating Expenses	65,479,916	121,043,357	55,563,441	85%
Operating Income from Unconsolidated Joint Venture	728,549	206,634	(521,915)	(72)%
Operating Income	1,790,335	8,679,714	6,889,379	385%
Interest Income (Expense), Net	(136,280)	(15,086)	(121,194)	(89)%
Income Before Taxes	1,654,055	8,664,628	7,010,573	424%
Income Tax Provision	683,056	3,524,704	2,841,648	416%
Minority Interest	16,357	12,681	(3,676)	(22)%
Net Income	$954,642	$5,127,243	$4,172,601	437%
Diluted Earnings Per Share	$0.22	$0.68	$0.46	209%
Medical Cost Ratio	71%	75%

Fiscal Year Ended September 30, 2005 Compared with Fiscal Year Ended September 30, 2004

Our total revenues for 2005, the largest portion of which is capitation revenue, increased to $133,518,379 compared to $129,516,437 for 2004, or an increase of 3%, primarily as a result of acquisitions during the fiscal year 2004 being included for the full twelve months of 2005 and increases in capitation rates for senior enrollees arising from Medicare’s moving to paying capitation on a risk adjusted basis. We received and recorded as revenue approximately $4 million in the fourth quarter of fiscal 2005 from HMOs for risk adjustment factors. Since this revenue could not previously be estimated by us, we recorded it upon receipt from the HMOs. Rate increases were partially offset by a decline in revenue associated with decreased enrollment in the current period. During the year ended September 30, 2005, the number of enrollees decreased by approximately 26,500, resulting in an estimated revenue decrease of $11,100,000 during the year.

Management fees, which represent approximately 1% of total revenues for both 2005 and 2004 decreased by approximately 4% primarily as a result of matching the pricing of competitor’s bids for performing these management functions.

Other operating revenue was $1,335,876 during 2005, compared to $268,274 for 2004, which increase primarily results from increased pay for performance monies received from our contracted HMOs for providing, then demonstrating, higher levels of care to their enrollees.

The cost of medical services for 2005 increased to $96,371,197 compared to $95,975,041 for 2004, or an increase of $396,156. The overall increase in medical costs is the result of the acquisitions of four physician organizations during 2004, which were owned in eight months for 2004 and twelve months in 2005. Our medical cost ratio for the 2005 period was approximately 73% and the medical cost ratio for the 2004 period was approximately 75%. Approximately 1% of the net decrease in our medical cost ratio resulted from lower capitation expense incurred on our primary care physician providers and approximately 2% of the net decrease resulted from lower capitation expense incurred on our specialist providers. Our non-capitated medical costs increased in relation to revenues and increased the medical cost ratio by approximately 1% compared to the prior period.

General and administrative expenses for 2005 increased to $27,228,736 from to $24,335,511 in 2004, or an increase of 12%. As a percentage of our total revenues, our general and administrative expense was 20% for 2005 compared to 19% for 2004. The increase in general and administrative expenses was primarily the result of increases in staffing and fringe benefit costs, related primarily to staffing increases being to integrate prior acquisitions and prepare for future acquisitions.

Operating income increased to $9,057,945, or an increase of approximately 4%, for 2005, as compared to $8,679,714 for 2004, primarily as the result of economies of scale we were able to achieve with the acquisition of four physician organizations.

Depreciation and amortization expense for 2005 was $948,017 compared to $732,806 for 2004, or an increase of 29%, as a result of increased amortization of certain assets acquired in connection with the acquisitions that were completed in 2004.

Interest expense (net of interest income) for 2005 increased to $558,278 compared to $15,086 for 2004, as a result of the GMAC credit facility entered into primarily to fund the acquisition of four physician organizations. Partially offsetting this increase was an increase in interest income as a result of increased cash balances in investment accounts and money market funds.

Our income tax expense for 2005 decreased to $3,415,178 compared to $3,524,704 for 2004, or a decrease of approximately 3%, as a result of decreased taxable income. Our effective tax rate was 46% in 2005 and 41% in 2004. The increase in our tax rate is primarily related to the valuation allowance we established against any potential benefit we may derive from the capital losses we sustained from our unconsolidated equity investment.

Our net income for 2005 was $4,072,559, or $0.48 per diluted share, as compared to $5,127,243 or $.68 per diluted share, for 2004, which decrease is the result of the changes discussed above.

Fiscal Year Ended September 30, 2004 Compared with Fiscal Year Ended September 30, 2003

Our total revenues for 2004 increased to $129,516,437 compared to $66,541,702 for 2003, or an increase in total revenues of 95%, primarily as a result of acquisitions. This increase in revenue from acquisitions was partially offset by a decline in revenue associated with decreased enrollment during this and prior periods. During the year ended September 30, 2004, the number of enrollees decreased by approximately 20,700, resulting in an estimated revenue decrease of $8,200,000 during the year.

Due to the acquisition of four physician organizations, our net patient service revenues (capitation and fee-for-service) increased to $128,407,011 from $65,596,729 for 2004 compared to 2003, or an increase of approximately 96%. During the year ended September 30, 2004, revenue attributable to the four acquired physician organizations totaled $66,198,697.

Management fees and other revenues accounted for approximately 1% of our total revenues for both 2004 and 2003. Our management fees and other revenues were $1,109,426, during 2004, compared to $944,973 for 2003, which increase corresponds to a comparable increase in the enrollment levels for the business on which we earn management fees.

The cost of medical services for 2004 increased to $95,975,041 compared to $46,739,820 for 2003, or an increase of 105%. The increase in medical costs is the result of the acquisitions of four physician organizations. Our medical cost ratio for the 2004 period was 75% and the medical cost ratio for the 2003 period was 71%. Approximately 1% of the net increase in our medical cost ratio resulted from higher capitation expense incurred on our primary care physician providers and 2% of the net increase resulted from higher capitation expense incurred on our specialist providers. Our non-capitated medical costs also increased in relation to revenues and increased the medical cost ratio by 2% compared to the prior period. This was partially offset by a favorable change in estimate in 2004 related to 2003 and prior years, which lowered our medical cost ratio by approximately 2%. Our physician bonuses and salaries increased at a faster rate than our revenues, which had the effect of increasing our medical cost ratio by approximately 1%.

General and administrative expenses for 2004 increased to $24,335,511 compared to $18,200,250 for 2003, or an increase of 34%. As a percentage of our total revenues, our general and administrative expense was 19% for 2004 compared to 27% for 2003. General and administrative expenses increased due to the acquisition of four physician organizations, but decreased as a percentage of revenues due to the economies of scale realized in consolidating the acquisitions.

Operating income increased to $8,679,714, or an increase of approximately 385%, for 2004, as compared to $1,790,335 for 2003, primarily as the result of economies of scale we were able to achieve with the acquisition of four physician organizations.

Depreciation and amortization expense for 2004 was $732,806 compared to $539,846 for 2003, or an increase of 36%, as a result of increased capital expenditures subsequent to the 2003 period and amortization of certain assets acquired in connection with the recent acquisitions.

Interest expense (net of interest income) for 2004 decreased to $15,086 compared to $136,280 for 2003, as a result of increased cash balances in investment accounts and money market funds, and due to the continued principal reductions of our bank debt during 2004.

Our income tax expense for 2004 increased to $3,524,704 compared to $683,056 for 2003, or an increase of approximately 416%, as a result of increased profits following the acquisition of four physician organizations. Our effective tax rate was 41% in 2004 and 2003.

Our net income for 2004 was $5,127,243, or $0.68 per diluted share, as compared to $954,642 or $0.22 per diluted share, for 2003, which increase is the result of the changes discussed above.

Liquidity and Capital Resources

General

We require capital primarily to facilitate our acquisition strategy and to develop the infrastructure necessary to effectively manage our affiliated physician organizations.

Our primary sources of cash have been funds provided by borrowings under our credit facility, by the issuance of equity securities, and by cash flow from operations.

Our primary sources of cash from operations are healthcare capitation revenues earned by our affiliated physician organizations, fee-for-service revenues earned by our affiliated physician organizations and management services revenues earned by our management subsidiaries.

Our primary uses of cash include healthcare capitation payments made by our affiliated physician organizations, healthcare claims payments made by our management subsidiaries, administrative expenses, repayment of borrowings, acquisitions, costs associated with the integration of acquired businesses and information systems development costs. Our affiliated physician organizations generally receive capitation revenue in advance of having to make capitation and claims payments to their providers.

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive after-tax total return. A substantial portion of our recurring cash requirements is funded by advances from our management subsidiaries and affiliated physician organizations, some of which are subject to financial stability, tangible net worth and other requirements of the HMOs with which we do business.

Certain details of cash flows from operating activities, investing activities and financing activities for the fiscal years ended September 30, 2005 and 2004 are described below.

In the future, we expect some level of increasing cash flow from operations due to the inclusion of earnings from the November 1, 2005 acquisition of Genesis HealthCare, some additional savings derived from the elimination of duplicate functions and related costs, and some amount of revenue enhancements as a result of increased rates from HMO contract renewals. These expected positive impacts on operating cash flows derived from acquisitions will be offset by ongoing loss of member enrollment, especially at newly acquired medical groups undergoing transition to our operating model and platform. Also, if our profitably increases, we will incur, and have to fund, an increased tax burden. With each new acquisition, we also acquire new operating and other obligations, which have to be funded. Since we target profitable companies, we currently expect that the additional obligations resulting from our recent acquisitions will be serviceable through cash flow generated by those acquired entities.

Additional liquidity and capital resource considerations in the future include the anticipation that we will be investing significantly more in property, improvements and equipment as we integrate future acquisitions. These additional investments in technology and automation will be funded from existing cash reserves and cash generated from operations. Because any future acquisitions will be funded through some combination of cash, borrowings and our stock, we continue to evaluate a variety of equity and borrowing sources.

We are also periodically required to provide letters of credit in favor of the HMOs with which we do business. Letters of credit totaling approximately $1,100,000 are currently secured by certificates of deposit of approximately the same amount. The HMOs may also seek increased letter of credit levels, which we will have to fund from our cash reserves. Additionally, our Chief Executive Officer has historically provided a personal guarantee in the event of a tangible net equity shortfall at our affiliated physician organization, Prospect Medical Group, in order to meet certain contracting requirements with the HMOs. This personal guarantee arrangement was terminated effective January 19, 2005, following the Company’s assessment that it was no longer needed in order for the Company to meet its tangible net equity requirements. In the event that we were challenged to meet the tangible net equity requirements of Prospect Medical Group in the future, the absence of this personal guarantee would impact our liquidity.

As more fully discussed elsewhere in this registration statement, we are subject to certain financial covenants and other conditions required by our loan agreement with Residential Funding Corporation (“RFC”), including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. We exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. Our actual senior debt/EBITDA ratio as of those two dates was 1.57 and 1.51, respectively. RFC has waived those covenant violations effective April 7, 2005. RFC has, in addition, agreed to exclude certain items from the covenant computations for a twelve month period. The exclusion of certain items enabled us to meet the minimum fixed charge coverage ratio at December 31, 2004. We have met all required covenants since that date; however, there can be no assurance that we will continue to be able to meet all of the financial covenants and other conditions required by our loan agreement. RFC may not grant waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity and preclude us from making further acquisitions.

In February 2005, we paid $475,000 to renew and expand the software licenses for our IDX management information system for a ten year period.

Fiscal Year Ended September 30, 2005 Compared with Fiscal Year Ended September 30, 2004

As of September 30, 2005, cash and cash equivalents were $16,949,304, a decrease of $3,381,450 from September 30, 2004. The more significant components of this net increase in cash are discussed below.

Net cash provided by operating activities was $5,073,634 for the year ended September 30, 2005, compared with net cash used by operating activities of $240,085 for the year ended September 30, 2004. Net cash provided by operating activities for the year ended September 30, 2005 was comprised primarily of net income of $4,072,559, depreciation and amortization of $948,017 and an increase in accounts payable and other accrued liabilities of $1,776,161, primarily due to an increase in physician bonus accruals of $2,469,658. These increases were partially offset by the impact of a decrease in accrued medical claims of $1,791,294 resulting mainly from resolution of prior claims and lower enrollment.

Net cash used in investing activities totaled $1,356,463 for the year ended September 30, 2005, compared with $4,474,334 for the year ended September 30, 2004. Net cash used in investing activities for the year ended September 30, 2005 was comprised primarily of purchases of property, improvements and equipment of $282,945; cash paid for an investment in Brotman Medical Center, Inc. of $1,000,000; and an increase in restricted certificates of deposits required by the health plans of $587,313.

Net cash used by financing activities totaled $7,098,621 for the year ended September 30, 2005, compared with net cash provided by financing activities of $18,528,266 for the year ended September 30, 2004. Net cash used by financing activities for the year ended September 30, 2005 was comprised primarily of repayments of borrowings under the GMAC credit facility, totaling $1,833,333 of the long term note and $5,000,000 of the line of credit; and costs related to the prior private placement of preferred stock.

Fiscal Year Ended September 30, 2004 Compared with Fiscal Year Ended September 30, 2003

As of September 30, 2004, cash and cash equivalents were $20,330,754, an increase of $13,813,847 over September 30, 2003. The more significant components of this net increase in cash are discussed below.

Net cash used by operating activities was $240,085 for the year ended September 30, 2004, compared with net cash provided of $2,460,343 for the year ended September 30, 2003. Net cash used by operating activities for the year ended September 30, 2004 was comprised primarily of net income of $5,127,243, a net decrease in risk pool receivables of $1,201,254 resulting mainly from receipt of $1,098,132 in risk pool settlements from acquired risk pool receivables, a decrease in accrued medical claims (exclusive of acquired balances) of $1,579,942 resulting mainly from resolution of prior claims and lower enrollment, and a decrease in accounts payable and other accrued liabilities of $5,314,932, primarily due to outstanding checks, which had previously been reflected as a liability, now being reflected as a decrease in cash, as a result of a change in the structure and funding of our checking accounts in conjunction with our new GMAC credit facility.

Net cash used in investing activities totaled $4,474,334 for the year ended September 30, 2004, compared with $1,979,847 for the year ended September 30, 2003. Net cash used in investing activities for the year ended September 30, 2004 was comprised primarily of purchases of property, improvements and equipment of $767,299; cash paid for the acquisition of Prospect NWOC Medical Group, Starcare Medical Group, APAC Medical Group and Pinnacle Health Resources, net of cash received, of $3,318,171; and expenses related to these acquisitions, of $305,685.

Net cash provided by financing activities totaled $18,528,266 for the year ended September 30, 2004, compared with net cash used by financing activities of $1,470,593 for the year ended September 30, 2003. Net cash provided by financing activities for the year ended September 30, 2004 was comprised primarily of borrowings under the new GMAC credit facility, totaling $10,000,000 in a long term note and $5,000,000 in a line of credit, and net proceeds of $10,184,163 from a private placement of preferred stock and common stock issuances, less repayment of existing debt of $7,505,949.

On February 1, 2004, we completed the acquisition of Prospect NWOC Medical Group. The purchase price was $2,000,000, and we borrowed $1,750,000 through our bank line of credit to finance the acquisition. As a part of the acquisition agreement, we required that Prospect NWOC Medical Group have cash equal to its liabilities as of the closing date. On February 2, 2004, we repaid the $1,750,000 we borrowed from our bank.

On March 31, 2004, we completed the final closing of a private offering of our Series A Preferred Stock at $5.50 per share. We raised total gross proceeds of $12,458,802. We received $10,019,741, net of fees and expenses incurred through September 30, 2004. The proceeds were used by Prospect Medical Group to complete the acquisitions of StarCare Medical Group and APAC Medical Group, and we used a portion of the net proceeds to acquire Pinnacle Health Resources, which were all owned by the same stockholder. The purchase price was $8,500,000 for the three entities. The acquisitions were completed on February 1, 2004 and we required that the consolidated three entities have tangible assets equal to their liabilities. The remaining net proceeds from the private offering were used to repay the $1,750,000 to our bank in connection with our acquisition of Prospect NWOC Medical Group, and for general working capital purposes.

Working Capital

We had negative working capital of $16,695,740, $3,141,414, and $681,960 at September 30, 2003, 2004 and 2005, respectively. We had cash and cash equivalents of $6,516,907, $20,330,754, and $16,949,304 at September 30, 2003, 2004 and 2005, respectively. Our working capital ratio (current assets divided by current liabilities) was .34, .89, and .97 at September 30, 2003, 2004 and 2005, respectively.

As of the fiscal years ended 2003, 2004, and 2005 our indebtedness for capital leases, subordinated seller notes, loans from our Chief Executive Officer, and notes to our bank totaled $6,267,210, $15,008,554 and $8,166,667, respectively. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions. This, and our recording of reserves for incurred but not reported healthcare expense claims, has been the primary reasons for our negative working capital position.

Credit Facilities

Until the last remaining portion was repaid on September 28, 2004, we had a credit facility with Comerica Bank—California that originally consisted of a term loan and a $11,500,000 revolving credit facility.

Additionally, in connection with the Gateway Acquisition effective February 1, 2004, we entered into a $500,000 revolving credit facility with Wells Fargo Bank, bearing interest at prime minus 1% and maturing on July 1, 2005.

On September 27, 2004, we entered into a new senior secured credit facility with Residential Funding Corporation (RFC, a subsidiary of General Motors Acceptance Corporation) that consists of a $10,000,000 term loan and a $5,000,000 revolving credit facility.

The term loan requires repayment of principal installments of $166,667 per month until September 27, 2007, at which time the entire remaining unpaid balance is due. Amounts outstanding under the term loan bear interest at a rate of prime plus 2% per annum.

We may borrow, make repayments and re-borrow under the revolving credit facility until September 27, 2007. Amounts outstanding under the revolving credit facility bear interest at a rate of prime plus 0.5% per annum. The company is charged an unused line fee of 0.25% per annum payable monthly, calculated on the difference between the average daily usage of the revolving credit facility during each month and $5,000,000, the maximum amount of the revolving credit commitment.

We may borrow under the revolving credit facility an amount based on a percentage of capitation payments received by the company over the prior two months, as reduced by the principal amount then outstanding under the term loan as well as by amounts already outstanding under the revolving credit facility. In no event may total borrowings under the revolving credit facility exceed $5,000,000.

Both the term loan and the revolving credit facility are secured by substantially all of the company’s assets, including the rights to receive capitation payments under HMO contracts.

A portion of the proceeds of our new credit facility were used to pay off our prior credit facility with Comerica Bank. Prior to entering into our new credit facility, we also retired our revolving credit facility with Wells Fargo Bank.

We are also allowed to use the proceeds of the new facility for our ordinary working capital and general corporate needs. We may not use loan proceeds for acquisitions, stock repurchases or dividend payments without the prior written consent of the lender.

We are subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. We are also restricted, without the lender’s consent, from using net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

We exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. Our actual senior debt/EBITDA ratio as of those two dates was 1.57 and 1.51, respectively. Effective April 7, 2005, RFC waived these covenant violations. RFC has, in addition, agreed to exclude certain items from the covenant computations for a twelve month period. The exclusion of certain items enabled us to meet the minimum fixed charge coverage ratio at December 31, 2004. We have subsequently been in compliance with all required RFC covenants.

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with additional term loan debt financing of $4,000,000, on terms identical to our existing term loan. This additional term loan requires monthly principle payments of $66,667 until September 27, 2007, at which time the remaining unpaid balance is due.

Since 1997, we have primarily funded our acquisition program with draws on our credit facility, the sale of our common stock, and cash flow from operations. The assets that we and our affiliated physician organizations have acquired have been largely goodwill and intangible assets. The acquisition of physician organizations consists primarily of HMO contracts, primary care and specialist physician contracts and the right to manage each physician organization through a management services agreement. The physician organizations we acquire generally do not have significant tangible net equity; therefore, our acquired assets are predominantly goodwill.

Additional Financing

As we continue to pursue our acquisition strategy, additional financing will be required and we intend to seek additional or expanded credit facilities from banks or other sources of term and revolving debt.

We anticipate financing future acquisitions and potential business expansion with a combination of debt, the issuance of our common stock and cash flow from operations.

In addition, in order to meet our long-term liquidity needs, we may incur, from time to time, additional bank indebtedness. Banks and traditional commercial lenders do not generally make loans to companies without substantial tangible net worth. Since, by the very nature of our business segment, we develop substantial goodwill on our balance sheet, it may be difficult for us to obtain this type of financing in the future. We may issue additional equity and debt securities, the availability and terms of which will depend upon market and other conditions. Our ability to issue any debt or equity instruments in a public or private sale may also be restricted under certain circumstances pursuant to contractual restrictions in agreements with our commercial lender. There can be no assurance that such additional financing will be available upon terms acceptable to us, if at all. The failure to raise the funds necessary to finance our future cash requirements could adversely affect our ability to pursue our strategy and could adversely affect our results of operations for future periods.

Contractual Obligations

In the table below, we set forth our contractual obligations, including long term debt and other obligations and commitments, as of September 30, 2005, which are payable in our fiscal years ending September 30:

	Total	2006	2007	2008	2009	2010 and Thereafter
	(000’s eliminated)
Line of credit(1)	$—	$—	$—	$—	$—	$—
Long term debt(1)	8,167	2,000	6,167	—	—	—
Due to equipment finance company	—	—	—	—	—	—
Operating lease commitments(2)	4,456	1,101	1,032	882	805	636
Interest(3)	1,094	635	459	—	—	—
	$13,717	$3,736	$7,658	$882	$805	$636

(1)          The line of credit and long term debt due to our bank matures on September 27, 2007. See Note 6 to the consolidated financial statements for a description of our long term debt.

(2)          See Note 8 to the September 30, 2005 consolidated financial statements for a description of our minimum lease commitments under non-cancelable operating leases.

(3)          Interest is based on interest rates in effect as of September 30, 2005.

Item 7A:               Quantitative and Qualitative Disclosures Regarding Market Risks

At September 30, 2005, our cash and cash equivalents were invested in money market funds, which are not typically subject to material market risk. Assuming a hypothetical 10% change in interest rates, there would be no material impact on our future earnings and cash flows related to these instruments, or their fair value. Our credit facility is interest rate sensitive, however. A 100 basis point adverse movement (increase) in interest rates would have decreased our net income for fiscal year 2003, 2004 and 2005 by approximately $25,000, $17,000, and $186,000, respectively.

Item 8.                        Financial Statements and Supplementary Data

The following financial statements and financial statement schedule are included in this report beginning on page F-1:

Selected quarterly financial data required by this item is included in note 12 to the consolidated financial statements.

All other schedules are omitted because they are not required or the information is included elsewhere in the consolidated financial statements.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures:   Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls:   There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.                 Directors and Executive Officers.

The information required by this Item with respect to our executive officers is set forth in Part I of this report. The other information required under this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                 Executive Compensation.

The information contained in the section entitled “Executive Compensation” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.                 Certain Relationships and Related Transactions.

The information set forth in the section entitled “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Disclosure of Auditor Fees.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The financial statements and financial statement schedule listed under Item 8 are included in this report beginning on page F-1:

2.1	Agreement for the Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of November 7, 2000 between Prospect Medical Group, Inc. and Health Source Medical Group, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement for the Purchase and Sale of Assets will be provided supplementally to the Commission upon request: Exhibit 1.1 Assets, Exhibit 1.1(a)(i) Prospect Health Source Medical Group, Inc. Exclusive Primary Care Physician Services Agreement, Exhibit 1.1(a)(ii) Prospect Health Source Medical Group, Inc. Nonexclusive Specialist Physician Services Agreement, Exhibit 1.1 (g) Management Services Agreement, Exhibit 1.3 Assumed Liabilities, Exhibit 2.2 Purchase Price Allocation, Exhibit 5.1 Noncompetition Agreement, Exhibit 7.2(a) Bill of Sale/Assignment and Assumption Agreement, Exhibit 7.5(i) Guaranty of Purchaser’s Obligations by Prospect Medical Holdings, Inc., Exhibit 7.5(j) Prospect Health Source Medical Group, Inc. Organizational Documents, Schedule 3.3 Consents, Schedule 3.5 Accounts Receivable, Schedule 3.6 Title to Assets, Schedule 3.7(a) Inventory and Furniture, Fixtures, and Equipment at the Robertson Clinic, Schedule 3.7(b) Furniture, Fixtures, and Equipment used at Seller’s Former Administrative Office, Schedule 3.8 Contracts, Schedule 3.9 Litigation, Schedule 3.10 Violation of Law, Schedule 3.12 Employees and Employee Benefits, Schedule 3.15 Intellectual Property

2.2

Agreement of Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of May 1, 2001 among David M. Frisch, M.D., Prospect Medical Group, Inc., Prospect Health Source Medical Group, Inc. and Prospect Medical Systems, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement for the Purchase and Sale of Assets will be provided supplementally to the Commission upon request: Exhibit 1.1 Assets, Exhibit 1.1(a) Exclusive Primary Care Physician Services Agreement, Exhibit 1.3 Assumed Liabilities, Schedule 3.3 Consents, Schedule 3.5 Inventory and Furniture, Fixtures and Equipment, Schedule 3.7 Litigation, Schedule 3.8 Violation of Law, Schedule 3.10 Employees and Employee Benefits

2.3

Agreement of Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of July 1, 2001 among James Daniel, M.D. & Dana Eisenman, M.D. Medical Corporation, Prospect Medical Group, Inc., Prospect Health Source Medical Group, Inc. and Prospect Medical Systems, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement for the Purchase and Sale of Assets will be provided supplementally to the Commission upon request: Exhibit 1.1 Assets, Exhibit 1.1(a) Exclusive Primary Care Physician Services Agreement, Exhibit 1.3 Assumed Liabilities, Exhibit 7.2(a) Bill of Sale/Assignment and Assumption Agreement, Exhibit 7.2 Sublease, Schedule 3.3 Consents, Schedule 3.5 Inventory and Furniture, Fixtures and Equipment, Schedule 3.5(a) Additional Furniture, Fixtures and Equipment used in the Sunset Practice, Schedule 3.7 Litigation, Schedule 3.8 Violation of Law, Schedule 3.10 Prospect Employees Through the Effective Date, Schedule 4.8 Employees Purchaser will Retain from the Effective Date Through the Closing Date

2.4

Agreement and Plan of Reorganization for Professional Care Medical Group, Inc. dated as of June 30, 2003 among Prospect Medical Group, Inc., Prospect LA Medical Group, Inc., Professional Care Medical Group, Inc. and the Shareholders of Professional Care Medical Group, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement and Plan of Reorganization will be provided supplementally to the Commission upon request:

Schedule 2.4, ProCare Consent Requirements, Schedule 2.6, List of Holders of Record and Number Held of ProCare Shares, Schedule 2.7, List of ProCare Financial Statements Delivered to Prospect, Schedule 2.12, Intellectual Property, Schedule 2.13, Contracts, Schedule 2.18, Insurance, Schedule 2.20, Bank Accounts, Schedule 3.3, Prospect/Sub Consent Requirements, Schedule 11.7, Notices, Exhibit “A,” Shareholders of ProCare, Exhibit “B,” Agreement of Merger, Exhibit “C,” Acknowledgement by Escrow Agent

2.5

Amendment to Agreement and Plan of Reorganization for Professional Care Medical Group, Inc. dated as of September 30, 2003 among Prospect Medical Group, Inc., Prospect LA Medical Group, Inc., Professional Care Medical Group, Inc. and the Shareholders of Professional Care Medical Group, Inc.(1)

2.6

Agreement of Merger for Northwest Orange County Medical Group, Inc. dated as of November 19, 2003 among Prospect Medical Group, Inc., Prospect NWOC Medical Group, Inc., Northwest Orange County Medical Group, Inc., the Shareholders of Northwest Orange County Medical Group, Inc., and Harriman-Jones Medical Group, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement of Merger will be provided supplementally to the Commission upon request:

Schedule 2.4, Northwest Consent Requirements, Schedule 2.6, List of Holders of Record and Number Held of Northwest Shares, Schedule 2.9, Tax Matters, Schedule 2.12, Intangible Property, Schedule 2.13, Contracts, Schedule 2.14, Legal Proceedings, Schedule 2.16, Officers and Directors, Schedule 2.17, Insurance, Schedule 2.18, Powers of Attorney, Schedule 2.24, Inspections, Schedule 2.28, Permits, Schedule 2.29, Fraud and Abuse, Schedule 2.33, Bank Accounts, Schedule 3.3, Consent Requirements—Prospect Parties, Schedule 4.7, North West Enrollees—August 2003 Enrollment, Exhibit “A,” Agreement of Merger, Exhibit “B,” Form of Escrow Agreement

2.7

Amendment to Agreement of Merger dated as of January 30, 2004 for Northwest Orange County Medical Group, Inc. among Prospect Medical Group, Inc., Prospect NWOC Medical Group, Inc., Northwest Orange County Medical Group, Inc., the Shareholders of Northwest Orange County Medical Group, Inc., and Harriman-Jones Medical Group, Inc.(1)

2.8

Stock Purchase Agreement dated as of January 31, 2004 among Prospect Medical Group, Inc., Prospect Medical Systems, Inc., StarCare Medical Group, Inc. dba Gateway Medical Group, Inc, APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc., Pinnacle Health Resources and David Tsoong, M.D.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2, StarCare Shares, Schedule 1.3, APAC Shares, Schedule 1.4, Pinnacle Shares, Schedule 1.6, Purchase Price Allocation, Schedule 2.4, StarCare, APAC and Pinnacle Consent Requirements, Schedule 2.5, Conflicts and/or Breaches as a Result of the Transaction, Schedule 2.8,Contingent Liabilities, Schedule 2.9, Actions and Proceedings for Taxes, Schedule 2.11(b), Leases and Subleases, Schedule 2.12(b), Aggregate Tangible Personal Property, Schedule 2.12(c), Excluded Tangible Personal Property, Schedule 2.12(d), Items

Currently in Storage or Supply Rooms at 710 N. Euclid or Subleased Storage Space at La Mirada Clinic, Schedule 2.13, Intellectual Property, Schedule 2.13(b), Website Internet Portal Modem Fee, Schedule 2.14, Contracts, Schedule 2.15, Legal Proceedings: Existing and Threatened Claims, Schedule 2.17, Employee Information, Schedule 2.17(b), Employee Information, Schedule 2.17(c), Employee Information, Schedule 2.18, Insurance, Schedule 2.19, Management; Powers of Attorney, Schedule 2.24, Confidentiality and Non-Compete Agreements, Schedule 2.25, Inspections, Schedule 2.28, Permits, Schedule 2.29(a), Fraud and Abuse, Schedule 2.29(b), Fraud and Abuse, Schedule 2.35(a), Bank Accounts, Schedule 2.35(b), Letters of Credit or Other Security Pledged for StarCare Shared Risk Contracts, APAC Shared Risk Contracts or APAC Full Risk Contracts, Schedule 3.3, Group/Systems Consent Requirements, Schedule 5.2, Employees to Be Hired By Prospect Parties, Exhibit “A,” October Interim Financial Statements, Exhibit “B,” Form of Non-Competition Agreement, Exhibit “C,” Legal Opinion Matters

2.9

Asset Purchase Agreement dated as of March 31, 2004 among StarCare Medical Group, Inc. dba Gateway Medical Group, Inc., Pinnacle Health Resources, Primary and Multi-Specialty Medical Clinics of Anaheim, Inc., and the shareholders of Primary and Multi-Specialty Medical Clinics of Anaheim, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Asset Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2(a), Clinic Assets, Attachment A to Schedule 1.2(a), Schedule 1.2(b), Excluded Clinic Assets, Schedule 1.3, Assumed Liabilities, Schedule 1.5, Wells Fargo Loans, Schedule 1.6, Accumulated PTO as of the Closing Date, Schedule 1.7, Purchase Price Allocation, Schedule 2.2, Group Consent Requirements, Schedule 2.3, Conflicts and Breaches, Schedule 2.4, Liens, Schedule 2.5(a), February Financial Statements, Schedule 2.5(b), March Estimated Partial Financial Statements, Schedule 2.7, Tangible Personal Property, Schedule 2.7(b), Assets in Storage, Schedule 2.8, Intellectual Property, Schedule 2.9, Contracts, Schedule 2.10 Legal Proceedings: Existing and Threatened Claims, Schedule 2.12, Employee Information, Schedule 2.16, Confidentiality, Non-Solicitation and Non-Compete Arrangements, Exhibit E, Covenant Not To Compete, Exhibit F-1, Industrial Medicine Client List, Schedule 2.19, Permits, Schedule 2.22, Insurance, Schedule 2.24, Tax Matters, Schedule 2.25, Inspection, Schedule 3.3, Buyer Consent Requirements, Schedule 4.1, Gateway Representations and Warranties, Schedule 4.6(b), Non-Physician Acknowledgement, Schedule 4.6(c), StarCare Updated Patient Diversion Provisions, Schedule 4.6(d), Full Time Primary Care Physicians, Schedule 4.13, Prepaid Obligations, Schedule 4.17, Initial Trust Deposits with Cap-MPT, Exhibit “A,” Secured Promissory Note (Purchase Price Note), Exhibit “B,” Security Agreement, Exhibit “C,” Guaranty, Exhibit “D,” Secured Promissory Note (Additional Consideration Note), Exhibit “E,” Guaranty, Exhibit “F,” Secured Promissory Note (PTO Note), Exhibit “G,” Guaranty, Exhibit “H,” Form of Buyer/StarCare Provider Agreement, Exhibit “I,” Form of Buyer/Prospect Provider Agreement, Exhibit “J,” Form of Specialty Provider Agreement, Exhibit “K,” Sublease for Anaheim Clinic, Exhibit “L,” Sublease for Anaheim Hills Clinic, Exhibit “M,” Sublease for Euclid Clinic and Clinic Corporate Office, Exhibit “N,” Sublease for Clinic Storage Space, Exhibit “O,” Guaranty, Exhibit “P,” Bill of Sale/Assignment and Assumption Agreement

2.10

Omnibus Amendment to Asset Purchase Agreement and Other Documents Delivered in Connection with The Transactions Described Therein dated as of April 15, 2004 among StarCare Medical Group, Inc. d/b/a Gateway Medical Group, Inc., Pinnacle Health Resources, APAC Medical Group, Inc., Prospect Medical Group, Inc., Prospect Professional Medical Group, Inc., Prospect NWOC Medical Group, Inc., Primary and Multi-Specialty Clinics of Anaheim, Inc., and the Shareholders of Primary and Multi-Specialty Clinics of Anaheim, Inc.(1)

2.11	Stock Purchase Agreement dated November 1, 2005 among Prospect Medical Group, Inc., Genesis Healthcare of Southern California, Inc. and Mitchell W. Lew, M.D.(8)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2, Stock; Schedule 1.6, Allocation of Purchase Price; Schedule 2.9, Tax Matters; Schedule 2.11(b), List and Summary of all Leases, Subleases and other Agreements under which Company uses or has the right to occupy any Real Property; Schedule 2.12(b), Tangible Personal Property; Schedule 2.13, Intellectual Property; Schedule 2.14, Contracts; Attachment to Schedule 2.14, List of PCP Physicians; Attachment to Schedule 2.14, List of Specialist Physicians; Attachment to Schedule 2.14, Form of PCP (Individual)—Capitated; Attachment to Schedule 2.14, Form of PCP (Group)—Capitated; Attachment to Schedule 2.14, Form of Specialist Physician Agreement—Fee for Service; Attachment to Schedule 2.14, Form of Specialist Agreement—Capitated; Attachment to Schedule 2.14, List of Ancillary Service Providers; Attachment to Schedule 2.14, Form of Ancillary Services Agreement—Fee for Service; Schedule 2.15, Existing/Threatened Claims; Schedule 2.18, Insurance; Schedule 2.19, Officers and Directors; Schedule 2.17, Employee Matters; Schedule 2.24, Confidentiality/Non-Compete; Schedule 2.25, Inspections, Section 2.28, Permits; Schedule 2.30(a), Bank Accounts; Schedule 2.30(b), Cash securing Letters of Credit or Certificates of Deposits pledged as Security for the Company Health Plans; Schedule 3.3, Consents of Purchaser; Schedule 5.2, Employees to be offered Employment; Schedule 5.6, IBNR Formula; Exhibit A, Form of Non-Competition Agreement; Exhibit B, Management Agreement; Exhibit C, Employment Agreement; Exhibit D, Legal Opinion Matters

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.6	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
4.1	Specimen Common Stock Certificate(1)
10.1	Warrant to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC(1)
10.2	Warrant Agreement for Series A Preferred Stock dated as of January 15, 2004 between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.3	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each Investor of Series A Convertible Preferred Stock(1)

10.4	Agreement For The Purchase And Sale of Stock, dated as of January 13, 2000, between Jacob Y. Terner, M.D., and Gregg DeNicola, M.D.(1)
10.5	Amended and Restated Assignable Option Agreement, made as of January 13, 2000, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(1)
10.6

Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)

10.7	Form of Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.8	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(1)
10.9	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(1)
10.10	Form of Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group(1)
10.11	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group(1)
10.12	Employment Agreement, dated as of August 1, 1999 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.13	Amendment to Employment Agreement, dated as of August 1, 2002 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.14	Investment Agreement dated as of July 31, 1996 between Jacob Y. Terner and Med-Search, Inc.(2)
10.15	Agreement dated as of July 31, 1996 among Jacob Y. Terner and Barbara Noble, both individually and as representative of Joseph W. Noble, M.D., deceased, and the Noble 1992 Family Trust(2)
10.16	Amended and Restated Revolving Credit Agreement, dated as of July 3, 1999, between Prospect Medical Holdings, Inc. and Imperial Bank(1)
10.17	First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 25, 2002 between Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.18

Third Amendment to Amended and Restated Revolving Credit Agreement dated as of November 3, 2001 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.19

Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of February 1, 2002 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.20

Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of July 31, 2002 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.21

Sixth Amendment to Amended and Restated Revolving Credit Agreement dated as of September 24, 2003, between Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank, and Prospect Medical Holdings, Inc.(1)

10.22

Amended and Restated Security Agreement dated as of September 24, 2003, between Prospect Medical Holdings, Inc. and Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank(1)

10.23	Continuing Guaranty, dated as of July 3, 1997, executed by Prospect Medical Systems, Inc. in favor of Imperial Bank(2)
10.24

Amended and Restated Security Agreement (Prospect Medical Systems, Inc.) dated as of September 24, 2003, between Prospect Medical Systems, Inc. and Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank(1)

10.25	Security Agreement—Stock Pledge, dated as of July 3, 1997, between Prospect Medical Holdings, Inc. and Imperial Bank(2)
10.26	Security Agreement (Physician Group), dated as of July 3, 1997, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(2)
10.27	Amendment Number One to Security Agreement dated as of July 6, 1999 between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(2)
10.28	Amended and Restated Warrant, dated as of July 3, 1997, issued by Prospect Medical Holdings, Inc. to Imperial Bank(2)
10.29	Warrant, dated as of July 3, 1999, issued by Prospect Medical Holdings, Inc. to Imperial Bancorp(2)
10.30

Amended and Restated Assignable Option Agreement made as of September 2, 1998 and deemed to have been effective as of July 14, 1997, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Santa Ana/Tustin Physicians Group, Inc.(2)

10.31	Form of Management Services Agreement dated as of January 1, 2001 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.32	Form of Amendment to Management Services Agreement dated as of November 1, 2002 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.33	Form of Management Services Agreement dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc.(1)
10.34	Form of Management Services Agreement dated as of March 1, 2004 by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc.(1)
10.35	Amendment Number One to Security Agreement, dated as of July 14, 1997, between Prospect Medical Systems, Inc. and Imperial Bank(2)
10.36	Collateral Assignment of Transaction Documents dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Comerica Bank(1)
10.37	Collateral Assignment of Transaction Documents, dated as of July 14, 1997, between Prospect Medical Systems, Inc. and Imperial Bank(2)
10.38	Amendment Number One To Collateral Assignment of Transaction Documents, dated as of January 26, 2000, between Prospect Medical Systems, Inc. and Imperial Bank(1)
10.39	Security Agreement (Physician Group), dated as of July 14, 1997, between Prospect Medical Systems, Inc. and Santa Ana/Tustin Physicians Group, Inc.(2)
10.40	Amendment Number One to Security Agreement dated as of July 1, 1999 between Santa Ana/Tustin Physicians Group, Inc. and Prospect Medical Systems, Inc.(1)
10.41	Security Agreement dated as of October 1, 2003, between Prospect Professional Care Medical Group, Inc. and Prospect Medical Systems, Inc.(1)

10.42

Amended and Restated Credit Succession Agreement, dated as of July 14, 1997, among Prospect Medical Holdings, Inc., Gregg DeNicola, M.D., Santa Ana/Tustin Physicians Group, Inc., Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Imperial Bank(2)

10.43

Form of Amendment Number One to Amended and Restated Credit Succession Agreement, dated as of April 6, 2000, among Jacob Y. Terner, M.D., Prospect Medical Holdings, Inc., Santa Ana/Tustin Physicians Group, Inc., Sierra Primary Care Medical Group, Inc., Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Imperial Bank(1)

10.44

Joinder Agreement, dated as of January 26, 2000, among Sierra Medical Management, Inc., Jacob Y. Terner, M.D., Sierra Primary Care Medical Group, Inc., Gregg DeNicola, M.D., Prospect Medical Systems, Inc., Prospect Medical Group, Santa Ana/Tustin Physicians Group, Inc.(1)

10.45

Amended and Restated Assignable Option Agreement, made as of September 2, 1998 and deemed to have been effective as of September 25, 1997, by and among Sierra Primary Care Medical Group, Inc., Sierra Medical Management, Inc. and Prospect Medical Group, Inc.(2)

10.46	Assignable Option Agreement dated as of October 1, 2003, by and among Prospect Medical Holdings, Inc., Prospect Professional Care Medical Group, Inc., and Prospect Medical Group, Inc.(1)
10.47	Intentionally Omitted.
10.48

Form of Second Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of September 25, 1997, between Sierra Medical Management, Inc. and Sierra Primary Care Medical Group, Inc.(1)

10.49	Amendment to Management Services Agreement, made as of October 1, 1998, between Sierra Medical Management, Inc. and Sierra Primary Care Medical Group, Inc.(1)
10.50	Continuing Guaranty, dated as of September 25, 1997, delivered by Sierra Medical Management, Inc. to Imperial Bank(2)
10.51

Amended and Restated Security Agreement (Sierra Medical Management, Inc.), dated as of September 24, 2003, between Sierra Medical Management, Inc., and Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank(1)

10.52	Security Agreement—Stock Pledge, dated as of September 25, 1997, between Prospect Medical Holdings, Inc. and Imperial Bank(2)
10.53	Collateral Assignment of Transaction Documents, dated as of September 25, 1997, between Sierra Medical Management, Inc. and Imperial Bank(2)
10.54	Security Agreement, dated as of September 25, 1997, between Sierra Primary Care Medical Group, Inc. and Sierra Medical Management, Inc.(2)
10.55	Amendment Number One to Security Agreement dated as of September 6, 1999 between Sierra Primary Care Medical Group, Inc. and Sierra Medical Management, Inc.(1)
10.56	Intentionally Omitted.
10.57

Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of October 31, 1997, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)

10.58	Amendment to Management Services Agreement made as of October 1, 1998, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)
10.59

Amended and Restated Assignable Option Agreement, made as of September 2, 1998 and deemed to have been effective as of October 31, 1997, among Sierra Medical Management, Inc., Pegasus Medical Group, Inc. and Prospect Medical Group, Inc.(2)

10.60	Assignment and Assumption Agreement, by Marvin L. Ginsburg, M.D. Medical Corporation d/b/a A.V. Western Medical Group, Inc. to Pegasus Medical Group, Inc.(2)
10.61	Collateral Assignment of Transaction Documents, dated as of October 31, 1997, between Sierra Medical Management, Inc. and Imperial Bank(2)
10.62	Security Agreement (Physician Group), dated as of October 31, 1997, between Pegasus Medical Group, Inc. and Sierra Medical Management, Inc.(2)
10.63	Amendment Number One to Security Agreement dated as of July 6, 1999 between Pegasus Medical Group, Inc. and Sierra Medical Management, Inc.(1)
10.64	Intentionally Omitted.
10.65	Form of $11,500,000 Amended and Restated Secured Revolving Note, dated July 3, 1999, executed by Prospect Medical Holdings, Inc. and made payable to Imperial Bank(1)
10.66	First Amendment to Amended and Restated Secured Revolving Note dated as of October 25, 2000 between Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.67

Third Amendment to Amended and Restated Secured Revolving Note dated as of October 25, 2000 between Comerica Bank-California, successor by merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.68

Fifth Amendment to Amended and Restated Secured Revolving Note dated as of September 24, 2003, between Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank, and Prospect Medical Holdings, Inc.(1)

10.69	Term Loan Note dated October 25, 2000 in the original principal amount of $5,000,000 by Prospect Medical Holdings, Inc. in favor of Imperial Bank(1)
10.70	First Amendment to Term Loan Note entered into as of November 3, 2001 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.71	Second Amendment to Term Loan Note entered into as of February 1, 2002 between Comerica Bank-California, successor by merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.72	Third Amendment to Term Loan Note dated as of July 12, 2002 between Comerica Bank-California, successor by merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.73

Fourth Amendment to Term Loan Note dated as of September 24, 2003, between Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank, and Prospect Medical Holdings, Inc.(1)

10.74	Amended and Restated Warrant, issued as of February 6, 1998, by Prospect Medical Holdings, Inc. to Imperial Bank.(2)
10.75	Consulting Agreement, dated as of March 1, 1998, between Sierra Primary Care Medical Group, Inc. and Sinnadurai E. Moorthy, M.D.(2)
10.76	Employment Agreement made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.77	Form of Partnership Agreement dated July 1, 1999 between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group(1)
10.78	Intentionally Omitted.
10.79	Forbearance Agreement, dated as of January 25, 2002, between Prospect Medical Group, Inc. and Prospect Medical Holdings, Inc.(1)
10.80	Amendment to Forbearance Agreement, effective May 30, 2003, between Prospect Medical Group, Inc. and Prospect Medical Holdings, Inc.(1)

10.81	Collateral Substitution Agreement, dated as of January 25, 2002, between Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Foothill City, Ltd.(1)
10.82	Continuing Guaranty, effective May 30, 2003, by Jacob Y. Terner, M.D., in favor of Prospect Medical Group, Inc.(1)
10.83	Amendment to Collateral Substitution Agreement, effective May 30, 2003, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., and Jacob Y. Terner, M.D.(1)
10.84	Pledge Agreement, effective May 30, 2003, between Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(1)
10.85	Form of Placement Agency Agreement, dated November 1, 2003, between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.86	Form of Amendment No. 1 to Placement Agency Agreement, dated December 30, 2003, between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.87	Form of Finder’s Fee Agreement, dated January 15, 2004, between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.88	Intentionally Omitted.
10.89

Form of Stockholders’ Agreement, dated January 15, 2004, by and among Prospect Medical Holdings, Inc., Spencer Trask Ventures, Inc., private placement purchasers of Series A Preferred Stock, “management stockholders” including Jacob Y. Terner, M.D., Catherine Dickson, Donna Vigil, R. Stewart Kahn and Linda Hodges, and “principal stockholders” including Spencer Trask Venture Investment Partners LLC, Paul Amir and the Herta and Paul Amir Family Trust(1)

10.90	Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.91	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.92

Participating Physician Group Provider Services Agreement, effective March 1, 1999, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and Professional Care Medical Group IPA, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.93

Health Net Medicare+Choice (M+C) Addendum to the March 1, 1999 Participating Physician Group Provider Agreement between Health Net and Professional Care Medical Group IPA, effective October 1, 1999 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.94

Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement between Professional Care Medical Group IPA and Foundation Health Systems, Inc., effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.95

Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement and all subsequent Amendments between Professional Care Medical Group IPA and Health Net Inc. Affiliates, formerly known as Foundation Health Systems Affiliates, effective October 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.96	Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement, between Professional Care Medical Group, IPA, and Health Net, Inc. Affiliates, effective April 14, 2003(1)
10.97

Assignment and Delegation of Participating Physician Group Provider Services Agreement and Consent to Assignment, effective as of October 1, 2003, between Professional Care Medical Group, IPA, Prospect Medical Group, and Health Net, Inc. Affiliates(1)

10.98

Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement between Professional Care Medical Group, IPA and Health Net, Inc. Affiliates, as subsequently amended, effective January 1, 2004 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.99

CaliforniaCare Medical Services Agreement, effective November 1, 1999, between Blue Cross of California and Affiliates and Professional Care IPA Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.100

Amendment to the November 1, 1999 Blue Cross Medical Services Agreement between Blue Cross of California and its Affiliates and Professional Care IPA Medical Group executed November 29, 1999 and November 19, 1999, respectively(1)

10.101

Amendment to the November 1, 1999 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Professional Care IPA Medical Group, Inc. executed December 13, 1999 and November 30, 1999, respectively (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.102

Amendment to the November 1, 1999 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Professional Care IPA, effective as of January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.103	Business Associate Amendment supplementing November 1, 1999 CaliforniaCare Medical Services Agreement between Blue Cross of California and Professional Care IPA, effective April 14, 2003(1)
10.104	Assignment and Consent to Assignment between Professional Care IPA Medical Group, Inc., Prospect Medical Group, Inc. and Blue Cross of California and its Affiliates, effective October 1, 2003(1)
10.105

Blue Cross Senior Secure Medicare+Choice Medical Services Agreement, effective November 1, 1999, between Blue Cross of California and Affiliates and Professional Care IPA Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.106	Amendment to November 1, 1999 Blue Cross Senior Secure Medicare Risk Professional Services executed December 3, 1999 and November 19, 1999, respectively(1)
10.107	Assignment and Consent to Assignment, effective October 1, 2003, between Professional Care IPA Medical Group, Inc., Prospect Medical Group, Inc. and Blue Cross of California and its Affiliates(1)

10.108

AIM Medical Services Agreement, effective May 1, 2001, between Blue Cross of California and Affiliates and Professional Care IPA Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.109

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective June 1, 1999, between PacifiCare of California, Inc. and Professional Care IPA Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.110

Amendment Number One to the June 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Professional Care IPA Medical Group, effective June 1, 1999 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.111

Amendment Number 1 to the June 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California and Professional Care IPA Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.112

Amendment to the June 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California and Professional Care IPA Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.113	Claims Management Agreement, among Prospect Medical Group, Professional Care IPA Medical Group and PacifiCare of California, effective October 1, 2003(3)
10.114	Notice Amendment to the June 1, 1999 PacifiCare of California Medical Group/IPA Services (Professional Capitation) Agreement, effective January 1, 2004(3)
10.115

HMO IPA Agreement, effective January 1, 2003, between Professional Care IPA Medical Group and California Physicians’ Service dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.116

Amendment No. 1 to HMO IPA/Medical Group Shared Provider Agreement between California Physicians’ Service dba Blue Shield of California and Professional Care IPA Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.117

Participating Physician Group Provider Services Agreement, effective January 1, 1998, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and Prospect Medical Group, Inc., a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.118	Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Foundation Health Systems Affiliate(s), effective January 1, 1998(3)

10.119

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Foundation Health Systems Affiliates, effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.120	Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement, between Prospect Medical Group and Health Net, Inc. Affiliates, effective February 19, 2001(3)
10.121

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Foundation Health Systems Affiliate(s), effective October 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.122

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Health Net, Inc. Affiliates, effective April 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.123

CaliforniaCare Medical Services Agreement, effective on January 1, 1997, between Blue Cross of California and Affiliates and Prospect Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.124	Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Prospect Medical Group, effective January 1, 1997(3)
10.125

Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Prospect Medical Group, effective January 1, 1997 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.126	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Affiliates and Prospect Medical Group, effective May 1, 1997(3)
10.127	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Affiliates and Prospect Medical Group, effective May 1, 1997(3)
10.128

Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Prospect Medical Group, effective August 1, 1997 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.129	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement by and between Blue Cross of California and its Affiliates and Prospect Medical Group, effective July 1, 1999(3)
10.130	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement by and between Blue Cross of California and its Affiliates and Prospect Medical Group, effective January 1, 1999(3)

10.131

Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Prospect Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.132

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Prospect Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.133

First Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.134

Second Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.135	Notice Amendment to the January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation)(3)
10.136

HMO IPA/Medical Group Shared Savings Provider Agreement between Prospect Medical Group Inc. and California Physicians’ Service, Inc. dba Blue Shield of California dated November 12, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.137

HMO IPA Agreement, effective November 1, 1995, between California Physicians’ Service dba Blue Shield of California and Prospect Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.138

Participating Physician Group Provider Services Agreement, effective January 1, 1998, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and Sierra Medical Group, Inc., a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.139

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group, Inc. on behalf of Sierra Medical Group and Foundation Health Systems Affiliate(s), effective November 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.140

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Sierra Medical Group and Health Net, Inc. Affiliates, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.141

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) effective July 1, 1999, between PacifiCare of California, Inc. and Sierra Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.142

2001 Amendment to the July 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Sierra Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.143

Express Referrals Amendment to the July 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Sierra Medical Group, effective October 1, 2002(3)

10.144

Third Amendment to the July 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Sierra Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.145

Participating Physician Group Provider Services Agreement, effective June 1, 1998, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and A.V. Medical Group, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.146	Amendment to the June 1, 1998 Participating Physician Group Provider Services Agreement between A.V. Medical Group and Foundation Health Systems Affiliate(s), effective July 1, 1999(3)
10.147

Amendment to the June 1, 1998 Participating Physician Group Provider Services Agreement between A.V. Medical Group and Foundation Health Systems, effective November 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.148

Amendment to the June 1, 1998 Participating Physician Group Provider Services Agreement between A.V. Medical Group and Health Net, Inc. Affiliates, effective March 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.149

Participating Physician Group Provider Services Agreement, effective June 1, 2001, between the Health Net, Inc. Affiliate(s) identified in Addendum A to the Agreement and Northwest Orange County Medical Group, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.150

CaliforniaCare Medical Services Agreement, effective January 1, 1997, between Blue Cross of California and Affiliates and Northwest Orange County Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.151	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Affiliates and Northwest Orange County Medical Group, Inc., effective January 1, 1998(3)

10.152	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Northwest Orange County Medical Group, effective January 1, 1999(3)
10.153

Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Northwest Orange County Medical Group, Inc., effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.154

PacifiCare of California Medical Group/IPA Services Agreement (Split Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Northwest Orange County Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.155

Amendment Number 1 to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Split Capitation) between PacifiCare of California and Northwest Orange County Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.156

Amendment Number 4 to PacifiCare of California Medical Group/IPA Services Agreement (Split Capitation) between PacifiCare of California and Northwest Orange County Medical Group, effective January 1, 2004 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.157

Health Plan and Physician Group Service Agreement, effective September 1, 1990, between CareAmerica Southern California, Inc. and Northwest Orange County Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.158

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective September 1, 1999(3)

10.159

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective December 1, 1999(3)

10.160

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective December 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.161

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.162

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective May 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.163

HMO IPA/Medical Group Shared Savings Provider Agreement, effective February 1, 2003, between Northwest Orange County Medical Group and California Physicians’ Service, Inc., dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.164

Amendment to HMO IPA/Medical Group Shared Savings Provider Agreement between California Physicians’ Service dba Blue Shield of California and Northwest Orange County Medical Group, effective February 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.165

CaliforniaCare Medical Services Agreement, effective January 1, 2001, between Blue Cross of California and Affiliates and Prospect Health Source Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.166

Letter of Agreement Serving as Addendum to the January 1, 2001 California Care Medical Services Agreement between Blue Cross of California and Prospect Health Source Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.167

Amendment to the January 1, 2001 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Prospect Health Source Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.168

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Prospect Health Source Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.169

First Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Health Source Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.170

Second Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Health Source Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.171

HMO IPA/Medical Group Shared Savings Provider Agreement, effective July 1, 2003, between Prospect Health Source Medical Group and California Physicians’ Service, Inc. dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.172

Amendment No. 1 to July 1, 2003 HMO IPA/Medical Group Shared Savings Provider Agreement between Prospect Health Source Medical Group and California Physicians’ Service, Inc. dba Blue Shield of California, effective July 1, 2003(3)

10.173

Participating Physician Group Provider Services Agreement, effective March 1, 1999, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and StarCare Medical Group dba Gateway Medical Group, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.174

Health Net Medicare+Choice (M+C) Addendum to the March 1, 1999 Participating Physician Group Provider Services Agreement between Health Net and StarCare Medical Group dba Gateway Medical Group, effective October 1, 1999(3)

10.175

Amendment to the Participating Physician Group Provider Services Agreement between Foundation Health Systems Affiliates and StarCare Medical Group dba Gateway Medical Group, effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.176

Amendment to the Participating Physician Group Provider Services Agreement between Foundation Health Systems Affiliates and StarCare Medical Group dba Gateway Medical Group, effective October 10, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.177

Amendment to the Participating Physician Group Provider Services Agreement between Health Net Inc., Affiliates and StarCare Medical Group dba Gateway Medical Group, effective February 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.178

CaliforniaCare Medical Services Agreement, effective January 1, 1997, between Blue Cross of California and Affiliates and Gateway Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.179

Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Gateway Medical Group, effective January 1, 1997 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.180

Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Gateway Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.181

Amendment to the January 1, 2000 CaliforniaCare Medical Services Agreement between Blue Cross of California and StarCare Medical Group dba Gateway Medical Group, Inc., effective January 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.182

Amendment to the January 1, 2000 CaliforniaCare Medical Services Agreement between Blue Cross of California and Gateway Medical Group, effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.183

Amendment to the January 1, 2000 CaliforniaCare Medical Services Agreement between Blue Cross of California and StarCare Medical Group dba Gateway Medical Group, Inc., effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.184

Californiakids Medical Services Agreement, effective February 1, 2000, between Blue Cross of California and Affiliates and Gateway Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.185

Amendment to the January 1, 2000 Blue Cross Senior Secure Medicare+Choice Medical Services Agreement between Blue Cross of California and Affiliates and StarCare Medical Group dba Gateway Medical Group, Inc., effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.186

HMO IPA/Medical Group Shared Savings Provider Agreement, effective January 1, 2002, between Starcare Medical Group Inc., dba Gateway Medical Group, Inc. and California Physicians’ Service, Inc., dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.187

First Amendment to January 1, 2002 HMO IPA/Medical Group Shared Savings Provider Agreement between Starcare Medical Group Inc., dba Gateway Medical Group, Inc. and California Physicians’ Service, Inc., dba Blue Shield of California effective February 1, 2002(3)

10.188

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Gateway Physicians Medical Associates, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934(3)

10.189

Amendment Number 1 to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California and Gateway Physicians Medical Associates, Inc., effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.190

Business Associate Amendment to the January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement between PacifiCare of California, Inc. and Gateway Physicians Medical Associates, Inc.(3)

10.191

Letter Amendment to the January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement between PacifiCare of California, Inc. and Gateway Physicians Medical Associates, Inc., dated November 15, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.192

Amendment Number 2 to the January 1, 2001 PacifiCare of California Medical Group/IPA (Professional Capitation) Services Agreement, between PacifiCare of California and Gateway Physicians Medical Associates, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.193	Form of Subscription Agreement dated as of January 15, 2004 between Prospect Medical Holdings and each purchaser of preferred stock(4)
10.194	Form of Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996(4)
10.195	Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(5)
10.196	Amended and Restated Assignable Option Agreement dated September 27, 2004, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc., and Jacob Y. Terner, M.D.(5)
10.197	Management Services Agreement effective as of May 19, 2003, by and between Sierra Medical Management, Inc. and Antelope Valley Medical Associates, Inc.(5)
10.198

Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(5)

10.199

Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(5)

10.200

Security Agreement, effective as of March 1, 2004, entered into between Prospect NWOC Medical Group, Inc. dba Prospect Northwest Orange County Medical Group, Inc., and Prospect Medical Systems, Inc.(5)

10.201	Security Agreement, effective as of January 1, 2001, entered into between Prospect Health Source Medical Group, Inc. and Prospect Medical Systems, Inc.(5)
10.202	Security Agreement, effective as of February 1, 2004, entered into between StarCare Medical Group, Inc. dba Gateway Medical Group, Inc. and Pinnacle Health Resources(5)
10.203	Security Agreement effective as of February 1, 2004, entered into between APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc. and Pinnacle Health Resources(5)
10.204	Security Agreement, effective as of August 1, 1999, entered into between Nuestra Familia Medical Group and Prospect Medical Systems, Inc.(5)
10.205

Omnibus Amendment to Security Agreements dated as of September 27, 2004, entered into by and among Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, Prospect Medical Group, Inc., Santa/Ana Tustin Physicians Group, Inc., Sierra Primary Care Medical Group, A Medical Corporation, Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., StarCare Medical Group, Inc., and Nuestra Familia Medical Group(5)

10.206

Loan and Security Agreement entered into and effective as of September 27, 2004 among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Group, Inc., and each of the other Credit Parties(5)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Loan and Security Agreement will be provided supplementally to the Commission upon request:

Exhibit A Supplemental Terms and Conditions, Exhibit B Advance Request & Receivables Information Borrowing Certificate, Exhibit C Revolving Credit Borrowing Base Certificate, Exhibit D Closing Checklist, Exhibit E Interest Statement, Exhibit F Form of Secretary’s/Clerk Certificate, Exhibit G Form of Compliance Certificate, Exhibit H Financial Covenants Calculation Worksheet, Exhibit I-1 Form of Revolving Credit Note, Exhibit I-2 Form of Term Note, Exhibit I-3 Form of Intercompany Note, Exhibit J Form of Assignable Option Agreement, Exhibit K Form of Credit Succession Agreement, Schedule 3.2.2(b) Existing Convertible Stock, Schedule 8.5 Litigation Matters, Schedule 8.7 Credit Party Information, Capitated Contracts and Transaction Documents, Schedule 8.9 Tax Matters, Schedule 8.10 Government And Other Offsets, Schedule 8.12 ERISA Matters, Schedule 8.13 Authorized Capital/Outstanding Capital, Schedule 8.15 Deposit Accounts, Schedule 8.16 Environmental Matters, Schedule 8.17 Insurance Policies, Schedule 8.18 Commercial Tort Claims, Schedule 8.19 Intellectual Properties, Schedule 8.20 Labor Matters, Schedule 8.21 Healthcare Filings, Schedule 9.7 Existing Liens, Schedule 9.8(b) Permitted Indebtedness, Schedule 9.10 Transactions With Affiliates, Schedule 9.17 Post-Closing Obligations, Schedule 10.1 Leases

10.207	Revolving Credit Note dated September 27, 2004, executed by Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., made payable to Residential Funding Corporation(5)
10.208	Term Note dated September 27, 2004, executed by Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., made payable to Residential Funding Corporation(5)
10.209

Subordinated Intercompany Note dated September 27, 2004, executed by Prospect Medical Holdings, Inc., Prospect Medical Systems, Inc., Pinnacle Health Resources, Nuestra Familia Medical Group, Inc., Prospect Medical Group, Inc., Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., StarCare Medical Group, Inc., Sierra Medical Management, Inc., Sierra Primary Care Medical Group, A Medical Corporation(5)

10.210

Credit Succession Agreement, dated September 27, 2004, entered into by and among Jacob Y. Terner, M.D., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, the following subsidiaries of Prospect Medical Group: Sierra Primary Care Medical Group, A Medical Corporation, Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., StarCare Medical Group, Inc. and Residential Funding Corporation(5)

10.211

Subordination Agreement dated September 27, 2004, by and among Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., each of the subsidiaries of Prospect Medical Group, Inc., signatory hereto, and Residential Funding Corporation(5)

10.212	Pledge Agreement, dated as of September 27, 2004 among Jacob Y. Terner, M.D. and Residential Funding Corporation(5)
10.213	Pledge Agreement, dated as of September 27, 2004 among Prospect Medical Group, Inc., and Residential Funding Corporation(5)

10.214	Pledge Agreement, dated as of September 27,2004 among Prospect Medical Holdings, Inc., and Residential Funding Corporation(5)
10.215	Pledge Agreement, dated as of September 27,2004 among Prospect Medical Systems, Inc., and Residential Funding Corporation(5)
10.216	Collateral Assignment of Transaction Documents has been executed and delivered as of September 27, 2004, by and between Sierra Medical Management, Inc., and Residential Funding Corporation(5)
10.217	Collateral Assignment of Transaction Documents has been executed and delivered as of September 27, 2004, by and between Pinnacle Health Resources and Residential Funding Corporation(5)
10.218	Collateral Assignment of Transaction Documents has been executed and delivered as of September 27, 2004, by and between Prospect Medical Systems, Inc., and Residential Funding Corporation(5)
10.219

Guaranty Inducement and Offset Agreement, dated as of September 27, 2004, entered into by and among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Prospect Medical Systems, Inc., Sierra Medical Management, Inc., and Pinnacle Health Resources, Sierra Primary Care Medical Group, A Medical Corporation, Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., and StarCare Medical Group, Inc., and Residential Funding Corporation(5)

10.220

Power of Attorney executed by Prospect Medical Holdings, Inc., Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, Prospect Medical Group, Inc., Sierra Primary Care Medical Group, A Medical Corporation, Santa Ana/Tustin Physician Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., and StarCare Medical Group, Inc., to Residential Funding Corporation, under that certain Loan and Security Agreement, dated as of September 27, 2004(5)

10.221	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among APAC Medical Group, Inc., and Residential Funding Corporation(5)
10.222	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Prospect Health Source Medical Group, Inc., and Residential Funding Corporation(5)
10.223	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Prospect Professional Care Medical Group, Inc., and Residential Funding Corporation(5)
10.224	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Nuestra Familia Medical Group, Inc., and Residential Funding Corporation(5)
10.225	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Prospect NWOC Medical Group, Inc., and Residential Funding Corporation(5)
10.226	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among StarCare Medical Group, Inc., and Residential Funding Corporation(5)

10.227

Form of Limited Consent, Omnibus Amendment No. 1 to the Loan Documents and Joinder Agreement, dated as of July 20, 2005, entered into by and among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Prospect Medical Management, Inc.(6)

10.228	Form of stock option agreement used for incentive stock options granted under the registrant’s 1998 Stock Option Plan, as amended(7)
10.229	Form of stock option agreement used for non-qualified stock options granted under the registrant’s 1998 Stock Option Plan, as amended(7)
10.230

Limited Consent, Omnibus Amendment No. 3 and Joinder Agreement to the Loan Documents among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Systems, Inc., Pinnacle Health Resources, Sierra Medical Management, Inc., Sierra Primary Care Medical Group, Nuestra Familia Medical Group, Inc., Santa Ana/Tustin Physicians group, Inc., Pegasus Medical Group, Inc. Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc. APAC Medical group, Inc., Starcare Medical Group, Inc., Prospect Hospital Advisory Services, Inc., and Genesis Healthcare of Southern California, Inc.(8)

14.1	Code of Ethics(8)
21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(3)
23.1	Consent of Ernst & Young, LLP(8)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(8)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)          Previously filed as an exhibit to our Form 10 registration statement (the “Form 10”) on May 27, 2004, and incorporated herein by reference.

(2)          Previously filed as an exhibit to our registration statement on Form S-1 (File No. 333-63801) on September 18, 1998, and incorporated herein by reference.

(3)          Previously filed as an exhibit to Amendment No. 1 to the Form 10 on May 27, 2004, and incorporated herein by reference.

(4)          Previously filed as an exhibit to Amendment No. 2 to the Form 10 on August 27, 2004, and incorporated herein by reference.

(5)          Previously filed as an exhibit to Amendment No. 3 to the Form 10 on October 21, 2004, and incorporated herein by reference.

(6)          Previously filed as an exhibit to our registration statement on Form S-1 (File No. 333-124915) on July 21, 2005, and incorporated herein by reference.

(7)          Previously filed as an exhibit to our Form 8-K report filed on September 20, 2005.

(8)          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)
Date: December 22, 2005	By:	/s/ JACOB Y. TERNER, M.D.

Jacob Y. Terner, M.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jacob Y. Terner, M.D.	Chairman, Chief Executive Officer	December 22, 2005
Jacob Y. Terner, M.D.	and Director (Principal Executive Officer)
/s/ Mike Heather	Chief Financial Officer (Principal	December 22, 2005
Mike Heather	Financial and Accounting Officer)
/s/ Catherine Dickson	President, Chief Operating Officer	December 22, 2005
Catherine Dickson	and Director
/s/ David A. Levinsohn	Director	December 22, 2005
David A. Levinsohn
/s/ Kenneth Schwartz	Director	December 22, 2005
Kenneth Schwartz
/s/ Joel S. Kanter	Director	December 22, 2005
Joel S. Kanter
/s/ Gene E. Burleson	Director	December 22, 2005
Gene E. Burleson

Report of Independent Registered Public Accounting Firm

Board of Directors
Prospect Medical Holdings, Inc.

We have audited the consolidated balance sheets of Prospect Medical Holdings, Inc. (the Company), as of September 30, 2004 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prospect Medical Holdings, Inc., at September 30, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Los Angeles, California
December 21, 2005

Prospect Medical Holdings, Inc.
Consolidated Balance Sheets

	September 30
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$20,330,754	$16,949,304
Investments, primarily restricted certificates of deposit	512,687	1,100,000
Risk pool receivables	87,979	57,267
Other receivables, net of allowances of $662,000 and $802,000 at September 30, 2004 and 2005	1,122,864	1,940,536
Notes receivable, current portion	281,064	52,160
Prepaid expenses and other	607,077	646,932
Deferred income taxes, net	1,605,478	1,904,137
Total current assets	24,547,903	22,650,336
Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	714,619	726,973
Equipment	3,291,307	3,342,385
Furniture and fixtures	536,869	546,523
	4,583,415	4,656,501
Less accumulated depreciation and amortization	(2,977,411)	(3,454,282)
Property, improvements and equipment, net	1,606,004	1,202,219
Notes receivable, less current portion	617,545	572,979
Deposits	102,958	583,226
Goodwill	31,461,303	31,404,328
Other intangible assets, net	1,952,291	1,317,614
Total assets	$60,288,004	$57,730,702
Liabilities and shareholders’ equity
Current liabilities:
Accrued medical claims and other health care costs payable	$13,323,622	$11,532,328
Accounts payable and other accrued liabilities	7,523,808	9,799,968
Current maturities of long-term debt and capital leases	6,841,887	2,000,000
Total current liabilities	27,689,317	23,332,296
Long-term debt and capital leases, less current maturities	8,166,667	6,166,667
Deferred income taxes	796,427	1,045,696
Other long-term liabilities	685,000	185,000
Total liabilities	37,337,411	30,729,659
Minority interest	63,653	65,405
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,265,237 issued and outstanding at September 30, 2004	22,652	—
Common stock, Class A, $.01 par value, 38,000,000 shares authorized, 4,344,525 and 6,640,362 issued and outstanding at September 30, 2004 and 2005	43,445	66,403
Common stock, Class B, $.01 par value, 2,000,000 shares authorized, none issued	—	—
Additional paid-in capital	18,630,525	18,373,487
Deferred compensation	(232,871)	—
Retained earnings	4,423,189	8,495,748
	22,886,940	26,935,638
Total liabilities and shareholders’ equity	$60,288,004	$57,730,702

See accompanying notes.

Prospect Medical Holdings, Inc.
Consolidated Statements of Income

	Year ended September 30
	2003	2004	2005
Revenues	$66,541,702	$129,516,437	$133,518,379
Cost of revenues	46,739,820	95,975,041	96,371,197
Gross margin	19,801,882	33,541,396	37,147,182
Operating expenses:
General and administrative	18,200,250	24,335,510	27,228,736
Depreciation and amortization	539,846	732,806	948,017
	18,740,096	25,068,316	28,176,753
Operating income from unconsolidated joint venture	728,549	206,634	87,516
Operating income	1,790,335	8,679,714	9,057,945
Investment income	59,038	75,717	400,356
Interest expense	(195,318)	(90,803)	(958,634)
Interest expense, net	(136,280)	(15,086)	(558,278)
Equity in losses, and write down, of unconsolidated investment	—	—	(1,000,000)
Income before income taxes	1,654,055	8,664,628	7,499,667
Income tax provision	683,056	3,524,704	3,415,178
Net income before minority interest	970,999	5,139,924	4,084,489
Minority interest	(16,357)	(12,681)	(11,930)
Net income	$954,642	$5,127,243	$4,072,559
Net earnings per common share (Note 1):
Basic:
Basic earnings per share	$0.23	$1.19	$0.83
Weighted average number of common shares outstanding	4,157,341	4,321,799	4,915,537
Diluted:
Diluted earnings per share	$0.22	$0.68	$0.48
Weighted average number of common and common dilutive shares outstanding	4,297,823	7,547,140	8,470,411

See accompanying notes.

Prospect Medical Holdings, Inc.
Consolidated Statements of Shareholders’ Equity

	Class A
	Number of Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Total
Balance at September 30, 2002	4,138,728	$41,387	—	—	$7,954,418	$(436,154)	$(1,658,696)	$5,900,955
Issuance of Class A common stock	25,000	250	—	—	76,500	—	—	76,750
Dissolution of fractional shares	(23)	—	—	—	—	—	—	—
Change in deferred compensation	—	—	—	—	123,060	86,632	—	209,692
Net income	—	—	—	—	—	—	954,642	954,642
Balance at September 30, 2003	4,163,705	41,637	—	—	8,153,978	(349,522)	(704,054)	7,142,039
Issuance of Class A common stock	150,820	1,508	—	—	378,002	—	—	379,510
Issuance of Preferred Shares	—	—	2,265,237	22,652	9,997,089	—	—	10,019,741
Options Exercised	30,000	300	—	—	64,571	—	—	64,871
Change in deferred compensation	—	—	—	—	36,885	116,651	—	153,536
Net income	—	—	—	—	—	—	5,127,243	5,127,243
Balance at September 30, 2004	4,344,525	43,445	2,265,237	22,652	18,630,525	(232,871)	4,423,189	22,886,940
Issuance of Class A common stock	30,622	306	—	—	183,932	—	—	184,738
Conversion of preferred shares to common stock	2,265,215	22,652	(2,265,215)	(22,652)	—	—	—	—
Refund of fractional shares	—	—	(22)	—	(50)	—	—	(50)
Additional costs related to private placement	—	—	—	—	(440,920)	—	—	(440,920)
Change in deferred compensation	—	—	—	—	—	232,871	—	232,871
Net income	—	—	—	—	—	—	4,072,559	4,072,559
Balance at September 30, 2005	6,640,362	$66,403	—	$—	$18,373,487	$—	$8,495,748	$26,935,638

See accompanying notes.

Prospect Medical Holdings, Inc.
Consolidated Statements of Cash Flows

	Year ended September 30
	2003	2004	2005
Operating activities
Net income	$954,642	$5,127,243	$4,072,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	539,846	732,806	948,017
Equity in losses, and write down, of unconsolidated investment			1,000,000
Provision for bad debts	18,931	214,757	141,008
Loss on disposal of assets	—	13,589	190,241
Deferred income taxes, net	(673,559)	(385,617)	(49,390)
Change in deferred compensation	86,632	116,651	232,871
Compensatory common stock issuance	199,810	316,395	—
Changes in assets and liabilities:
Risk pool receivables	117,429	1,098,132	30,713
Other receivables	1,576,399	(147,498)	(957,130)
Inventory	—	5,399	—
Prepaid expenses and other	42,420	(424,240)	(555,373)
Recoverable income taxes	21,200	—	—
Deposits	(3,522)	(12,828)	35,251
Accrued medical claims and other health care costs payable	(1,408,543)	(1,579,942)	(1,791,294)
Accounts payable and other accrued liabilities	988,658	(5,314,932)	1,776,161
Net cash provided by (used in) operating activities	2,460,343	(240,085)	5,073,634
Investing activities
Purchase of property, improvements and equipment	(439,853)	(767,299)	(282,945)
Proceeds from note receivable	—	169,637	273,469
Cash paid for acquisitions, net of cash received	(1,032,869)	(3,318,171)	—
Increase in restricted certificates of deposit	(259,871)	(252,816)	(587,313)
Capitalized expenses related to acquisitions	(247,254)	(305,685)	238,573
Investment in unconsolidated entity	—	—	(1,000,000)
Other investing activities	—	—	1,753
Net cash used in investing activities	(1,979,847)	(4,474,334)	(1,356,463)
Financing activities
Proceeds from sale of medical clinics	—	300,000	—
Repayment of note payable to shareholder	—	(500,000)	—
Proceeds from issuance of note payable	—	10,000,000	—
Cash paid for deferred financing costs	(50,000)	(254,424)	—
Net proceeds (repayments)—lines of credit	2,800,000	1,200,000	(5,000,000)
Reduction of note payable to bank and capital leases	(1,285,495)	(2,401,923)	(1,841,888)
Proceeds (expenses) from Issuance of common and preferred stock	—	10,184,613	(256,733)
Other financing activities, net	6,088	—	—
Net cash provided by (used in) financing activities	1,470,593	18,528,266	(7,098,621)
Increase (decrease) in cash and cash equivalents	1,951,089	13,813,847	(3,381,450)
Cash and cash equivalents at beginning of year	4,565,818	6,516,907	20,330,754
Cash and cash equivalents at end of year	$6,516,907	$20,330,754	$16,949,304
Supplemental disclosure of cash flow information
Details of businesses acquired:
Fair value of assets acquired	$12,929,583	$19,161,171	$—
Liabilities assumed or created	(5,879,583)	(8,661,171)	—
Less cash acquired	(6,017,131)	(7,181,829)	—
Net cash paid for acquisition	$1,032,869	$3,318,171	—
Common stock issued in exchange for services rendered	$76,750	$279,510	$—

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

1.   Operations and Significant Accounting Policies

Business and Basis of Presentation

Prospect Medical Holdings, Inc. (Prospect or the Company) is a Delaware corporation. The Company is a health care management services organization that develops integrated delivery systems, and provides medical management systems and services to affiliated medical organizations. The affiliated medical organizations employ and/or contract with physicians and professional medical corporations, and contract with managed care payors.

Prospect currently manages the provision of prepaid health care services for its affiliated medical organizations in Southern California. The Network consists of the following medical organizations as of September 30, 2005 (each, an “Affiliate”):

Prospect Medical Group, Inc. (PMG)
Sierra Primary Care Medical Group, a Medical Corporation (SPCMG)
Santa Ana-Tustin Physicians Group, Inc. (SATPG)
Pegasus Medical Group, Inc. (PEG)
Antelope Valley Medical Associates, Inc. (AVM)
Prospect Health Source Medical Group, Inc. (PHS)
Prospect Professional Care Medical Group, Inc. (PPM)
Prospect Northwest Medical Group, Inc. (PNW)
Starcare Medical Group, Inc. (PSC)
APAC Medical Group, Inc. (APA)
Nuestra Famila Medical Group, Inc. (Nuestra)
AMVI/Prospect Health Joint Venture (AMVI/Prospect)

All of these entities are wholly-owned by PMG, with the exception of Nuestra, which is 55% owned by PMG and AMVI/Prospect which is a 50/50 Joint Venture between AMVI and PMG. PMG is owned by a nominee physician shareholder who is also an employee, member of management and a shareholder of Prospect. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying financial statements.

The Joint Venture was formed for the sole purpose of combining enrollment in order to meet minimum enrollment levels required for participation in the CalOPTIMA Medicaid (“Medi-Cal in California) program in Orange County, California. The joint venture ownership is set at 50/50 to prevent either party from exerting control over the other; however, AMVI and Prospect’s businesses are operated autonomously, and enrollees, financial results and cash flows are each separately tracked and recorded. In accordance with the joint venture partnership agreement, profits and losses are not split in accordance with the partnership ownership interest, but rather, are directly tied to the results generated by each separate portion of the business. Separate from any earnings we generate from our portion of business within the joint venture, we also earn fees for management services we provide to our partner in the other joint venture. We account for our interest in the joint venture partnership using the equity method of accounting. We include in our financial statements only the net results attributable to those Medicaid enrollees specifically identified as assigned to us, together with the management fee that we charge for managing those Medicaid enrollees specifically assigned to the other joint venture partner. Note 11 contains summarized unaudited financial information for the joint venture.

Prospect Medical Systems, one of the Company’s management company subsidiaries (PMS), has entered into an assignable option agreement with PMG and the nominee physician shareholder of PMG. Under the assignable option agreement, Prospect acquired an assignable option for a nominal amount from PMG and the nominee shareholder to purchase all or part of PMG’s assets (the Asset Option) and the right to designate the purchaser (successor physician) for all or part of PMG’s issued and outstanding stock held by the nominee physician shareholder (the Stock Option) in its sole discretion. The Company may also assign the assignable option agreement to any person. The assignable option agreement has an initial term of 30 years and is automatically extended for additional terms of 10 years each, as long as the term of the related management services agreement described below (the Management Agreement) is automatically extended. Upon termination of the Management Agreement with PMG, the related Asset Option and Stock Option are automatically and immediately exercised. The Asset and Stock Options may be exercised separately or simultaneously for a purchase price of $1,000 each. Under these nominee shareholder agreements, Prospect has the unilateral right to establish or effect a change of the nominee, at will, and without the consent of the nominee, on an unlimited basis and at nominal cost throughout the term of the Management Agreement. In addition to the Management Agreement with PMG, Prospect, through one of its management company subsidiaries, has a management agreement with each Affiliate. The term of the Management Agreements is generally 30 years. Prospect has an employment agreement with the current nominee shareholder of PMG in his capacity as the Chief Executive Officer of the Company. The employment agreement, currently in the process of renewal, was for an initial term of three years and could not be terminated without cause, provided for a base compensation and certain customary benefits. Since the agreement is only for the employment of the nominee shareholder as the President of Prospect and not in his capacity as the nominee shareholder of PMG, the agreement does not affect Prospect’s ability to change the nominee shareholder at will. PMG is the nominee shareholder of SPCMG, SATPG, PEG, AVM, PHS, PPM, PNW, PSC, APA and Nuestra (as to a 55% interest).

The Company’s Affiliates have each entered into a Management Agreement whereby the Affiliate has agreed to pay a management fee to PMS or Sierra Medical Management, Inc. (SMM), as applicable (each of which is a wholly owned subsidiary of Prospect). The fee is based in part on the costs to the management company and on a percentage of revenues the Affiliate receives (i) for the performance of medical services by the Affiliate’s employees and independent contractor physicians and physician extenders, (ii) for all other services performed by the Affiliates, and (iii) as proceeds from the sale of assets or the merger or other business combination of the Affiliate. The management fee also includes a fixed fee for marketing and public relations services. The revenue from which this fee is determined includes medical capitation, all sums earned from participation in any risk pools and all fee-for-service revenue earned. Except in the case of Nuestra and AMVI/Prospect, the Management Agreements have initial terms of 30 years, renewable for successive 10-year periods thereafter, unless terminated by either party for cause. In the case of Nuestra, its Management Agreement has an initial 10 year term renewable for successive 1 year terms. In the case of AMVI/Prospect, its Management Agreement has a 1 year term with successive 1 year renewal terms. In return for payment of the management fee, Prospect has agreed to provide financial management, information systems, marketing, advertising, public relations, risk management, and administrative support for utilization review and quality of care. The Company has exclusive decision-making authority with respect to the establishment and preparation of operating and capital budgets, and the establishment of policies and procedures for the Affiliates, and makes recommendations for the development of guidelines for selection and hiring of health care professionals, compensation payable to such personnel, scope of services to be provided, patient acceptance policies, pricing of services, and contract negotiation and execution. At its cost, Prospect has assumed the obligations for all facilities, medical and non-medical supplies, and employment of non-physician personnel of its affiliated medical clinics. All remaining funds are remitted to the Affiliate, from which the Affiliate pays for the cost of all medical services. The management fee earned by Prospect fluctuates based on the profitability of each wholly-owned Affiliate. With the exception of PHS, Prospect is allocated a 50% residual interest in the profits above 8% of the profits or a 50% residual interest in the losses of the Affiliate, after deduction for costs to the management company and physician compensation. Prospect is allocated a 40% residual interest in the profits or losses of PHS. The remaining balance is retained by the Affiliate.

The Management Agreements are not terminable by the Affiliates except in the case of gross negligence, fraud or other illegal acts of Prospect, or bankruptcy of the Company. Through the Management Agreements and the Company’s relationship with the nominee shareholder of each Affiliate, Prospect has exclusive authority over all decision-making related to the ongoing major or central operations of the physician practices. The Company, however, does not engage in the practice of medicine.

Further, Prospect’s rights under the Management Agreements are unilaterally salable or transferable. Based on the provisions of the Management Agreements and the assignable option agreement with PMG, Prospect has determined that it has a controlling financial interest in the Affiliates. Consequently, under applicable accounting principles, Prospect consolidates the revenues and expenses of all the Affiliates except AMVI/Prospect from the respective dates of execution of the Management Agreements. All significant inter-entity balances have been eliminated in consolidation. In the case of AMVI/Prospect, only that portion of the results which are contractually identified as Prospect’s are recognized in the financial statements, together with the management fee that the Company charges AMVI for managing AMVI’s share of the Joint Venture operations.

The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. The subsidiaries which have been consolidated using EITF 97-2 would also be consolidated under the provisions of FIN 46. The underlying entities (subsidiaries) have been determined to be variable interest entities due to the existence of a call option under which the Company has the ability to require the holders of all of the voting common stock of the underlying subsidiaries to sell their shares at a fixed nominal price ($1,000) to another designated physician chosen by the Company. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has a management agreement with the subsidiaries and the holders of the voting common stock of the subsidiaries which allows the Company to direct all of the activities of the subsidiaries, retain all of the economic benefits and assume all of the risks associated with ownership of the subsidiaries. In this manner, the Company has all of the economic benefits and risks associated with the subsidiaries, but has disproportionately few voting rights (based on the terms of the equity). Substantially all of the activities of the subsidiaries are conducted on behalf of the Company and as such, the subsidiaries are variable interest entities due to the fact that they violate the anti-abuse clause provisions in FIN 46. As the Company retains all of the economic benefits and assumes all of the risks associated with ownership of the subsidiaries, the Company is considered to be the primary beneficiary of the activities of the subsidiaries. As a result, the Company must consolidate the underlying subsidiaries under FIN 46. All significant intercompany transactions have been eliminated in consolidation.

As of September 30, Prospect managed health care services to the following number of enrollees under contracts with various health plans:

	Commercial	Senior	MediCal
2003	136,200	11,200	13,700
2004	168,500	15,500	14,400
2005	144,900	12,500	14,500

Related Party Transactions

The Company has an employment agreement with our Chief Executive Officer, Jacob Y. Terner, which was for an initial three-year term ending on August 1, 2005. The agreement, currently in the process of renewal, provides for a specified annual compensation and in the event that the Company terminates

Dr. Terner’s employment without cause, the Company will be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996. The contingent termination obligation was capped at $1,237,500, effective September 30, 2004. Since the Company has not indicated any intention to terminate Dr. Terner, no such potential liability is accrued as of September 30, 2005.

Prospect Medical Group, Inc. (PMG), which is wholly owned by Dr. Terner, and whose accounts are consolidated in these financial statements under EITF 97-2, maintains an intercompany account receivable due from Prospect Medical Holdings, Inc. The intercompany receivable was created in connection with previous acquisitions. In the event that PMG is required by the HMO’s or regulatory agencies to maintain a positive tangible net equity and positive working capital, Dr. Terner had previously agreed to personally guarantee the intercompany account receivable due from Prospect Medical Holdings, Inc. up to a level sufficient to enable PMG to attain positive tangible net equity and working capital.

On June 1, 2003, in consideration for Dr. Terner’s personal guarantee and pledge, the Compensation Committee of the Board of Directors granted to Dr. Terner a six-year, non-qualified stock option to purchase 800,000 shares of common stock at $3.00 per share. During it’s term, Dr. Terner’s personal guarantee was supported through the pledge of certain of his personal assets. Dr. Terner agreed to maintain his personal guarantee and collateral in effect until PMG had positive tangible net equity. This personal guarantee arrangement was terminated by the Board of directors effective January 19, 2005.

See Notes 3 and 7 regarding stock transactions.

Medical Revenues and Cost Recognition

Revenues are comprised of the following amounts:

	Year Ended September 30
	2003	2004	2005
Capitation	$63,512,597	$125,860,567	$129,143,656
Fee for service	2,084,132	2,546,444	2,232,059
Management fees	793,667	841,152	806,788
Other	151,306	268,274	1,335,876
Total revenues	$66,541,702	$129,516,437	$133,518,379

Operating revenue of the Company consists primarily of fees for medical services provided by the Affiliates under capitated contracts with various managed care providers including health maintenance organizations (HMOs) or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the Affiliates based on the number of enrollees electing any one of the Affiliates as their health care provider. HMO contracts also include provisions to share in the risk for hospitalization whereby the Affiliate can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Except for two contracts, representing a small percentage of the Company’s enrollees, where the Company is contractually obligated for downside risk, any shared risk deficits are not payable until and unless the Company generates future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is extinguished. Estimated shared-risk amounts receivable from the HMOs are recorded based upon estimated hospital utilization and estimated associated costs incurred by assigned HMO enrollees, compared to budgeted costs. Differences between actual contract settlements and estimated receivables relating to HMO risk-sharing arrangements are recorded in the year of final settlement.

See “Concentrations of Credit Risks” below for details of significant portion of revenue received from four HMOs.

Fiscal 2003, 2004 and 2005, net patient service revenues include approximately, $76,000, $555,000 and $1,007,000 respectively, of additional revenues due to favorable settlements on prior year risk-sharing arrangements.

Capitation revenue under HMO contracts is recognized in the month in which the Affiliates are obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs’ finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, in 2005, Medicare is at the mid-point of a four year phase-in to a new “Risk Adjusted” methodology of paying capitation related to eligible senior enrollees. Under Risk Adjustment, additional capitation is paid for seniors with conditions requiring more healthcare services. Periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized in the year to which they relate, once those changes have been communicated to the Company. We received and recorded as revenue approximately $4 million in the fourth quarter of fiscal 2005 from HMOs for risk adjustment factors. Since this revenue could not previously be estimated by us, we recorded it upon receipt from the HMOs.

Fee-for-service revenues are recognized when the services have been performed. Management fee revenue is earned in the month the services have been delivered. Fee for service revenues are recorded net of allowances to reduce billed amounts to estimated contractually entitled amounts. All receivables are recorded net of an allowance for bad debts. Uncollectible amounts are written off when collection efforts have ceased, or amounts have been turned over to an outside collection agency.

Management fee arrangements provide for compensation ranging from 8.5% of revenues to 15% of revenues. The Company also provides management services to affiliated providers whose results are consolidated in the Company’s financial statements under management fee arrangements based on cost, a fixed marketing fee, a percentage of revenues and a percentage of net income or loss. Revenues and expenses relating to these inter-entity agreements have been eliminated in consolidation.

We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we manage health care services that are contracted for as part of bundled managed care products to members of all ages, we have one reportable operating segment.

In connection with providing services to HMO enrollees, the Affiliates are responsible for the medical services their affiliated physicians provide to assigned HMO enrollees. The cost of health services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical costs is based on projections of costs using historical studies of claims paid and adjusted for seasonality, and utilization trends. These estimates are subject to trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management records its best estimate of the amount of medical claims incurred at each reporting period. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations.

We also regularly evaluate the need to establish premium deficiency reserves for the probability that anticipated future health care costs could exceed future capitation payments from HMOs. To date, we have determined that no premium deficiency reserves have been necessary.

Property, Improvements and Equipment

Property, improvements and equipment are stated on the basis of cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is provided using the straight-line basis over the shorter of the lease period or the estimated useful lives of the leasehold improvements. Leasehold improvements are depreciated over five years, equipment is depreciated over three to five years and furniture and fixtures is depreciated over five to seven years. Capitalized lease obligations are amortized over the life of the lease. Amortization for capitalized assets under lease agreements is included in depreciation expense.

Goodwill and Other Intangible Assets

Goodwill and related intangible assets totaling $37,278,016 and $37,039,444 at September 30, 2004 and 2005, respectively (see tables below under this heading), arose primarily as the result of the acquisitions of Santa Ana-Tustin Physicians Group, Inc., Sierra Primary Care Medical Group, Inc, AV Western Medical Group, Inc., Antelope Valley Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc, Prospect NWOC Medical Group, Inc., Pinnacle Health Resources, Starcare Medical Group, Inc. and APAC Medical Group (collectively called Gateway). Related intangible assets consist of the fair value of acquired HMO contracts, covenants not-to-compete and enrollee membership.

Goodwill represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired, including identifiable intangible assets. In conjunction with these acquisitions, management of the Company has reviewed the allocation of the excess of costs (including costs incurred related to the acquisitions) over net assets acquired, and has determined, to date, that these costs (goodwill) are allocable primarily to the operating platforms acquired which allowed the Company to expand its geographical territory through the addition of the existing renewable HMO contracts included in the acquisitions. These HMO contracts have historically been renewed each year with the acquired physician organizations and the HMOs are currently not offering additional contracts to similarly situated physician organizations in the same territories. Such acquisitions are discussed further in Note 2 below.

Goodwill and related intangible assets have been recorded at cost and were, through September 30, 2001, being amortized on the straight-line method over an average life of 20 years. Related identifiable intangible assets, consisting of $2,120,000 ascribed to enrolled member accounts that were being amortized over 48 months, had been fully amortized as of September 30, 2001.

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption, goodwill and other intangible assets with indefinite useful lives are no longer amortized; rather they are reviewed annually for impairment or more frequently if impairment indicators arise. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any).

In accordance with SFAS No. 142, the Company has determined that the affiliated physician organizations comprise a single operating segment, with each affiliated physician organization a component of the operating segment. While each affiliated physician organization earns revenues, incurs expenses and produces discrete financial information (including balance sheets and statements of operations), the affiliated physician organizations are similarly organized and operated to provide managed health care services. They share similar characteristics in the enrollees they serve, the nature of services provided and the method by which medical care is rendered. The affiliated physician organizations are centrally managed, sharing assets and resources, including executive management, payor and provider contracting, claims and utilization management, information technology, legal, financial accounting, risk management and human resource support. The affiliated physician organizations are also subject to similar regulatory environments and long-term economic prospects. They form an integrated medical network that support and benefit from each other in delivering care to the Company’s patient base. Since goodwill is recoverable from these affiliated physician organizations working in concert, the groups have been aggregated into a single reporting unit for the purpose of goodwill impairment testing in accordance with

SFAS No. 142. Similarly, the Company has also determined that the affiliated physician organizations represent a single operating segment for financial reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” since the Company presents segment information externally the same way management uses financial data internally to make operating decisions, allocate resources and assess performance.

The Company tests for goodwill impairment in the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed the fair value. In evaluating whether indicators of impairment exist, we consider adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, our ability to maintain enrollment and renew payor contracts at favorable terms. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of the reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the “implied fair value” of the goodwill, which is compared to its corresponding carrying value.

The annual impairment test, performed at September 30, 2004 and 2005, indicated that the fair value of the Company’s net assets exceeded the carrying value; thus goodwill was not impaired.

A summary schedule of the Company’s acquisition costs and accumulated amortization of goodwill related to the acquisitions at September 30, 2004 and 2005 is as follows:

	Purchase Price	(Net Assets) Liabilities Assumed	Total Purchase Consideration in Excess of Net Tangible Assets Acquired	Professional Fees and Other Related Costs	Total
2004
Santa Ana/Tustin Physicians Group	$5,000,000	$(116,473)	$4,883,527	$197,816	$5,081,343
Sierra Medical Group	10,200,000	717,544	10,917,544	216,584	11,134,128
AV Western Medical Group	700,000	—	700,000	53,310	753,310
Antelope Valley Medical Group	2,000,000	—	2,000,000	104,425	2,104,425
Premier	630,000	—	630,000	68,153	698,153
Sherman Oaks	28,000	151,800	179,800	—	179,800
Prospect Health Source Medical Group	1,000,000	—	1,000,000	184,055	1,184,055
Prospect Professional Care Medical Group	7,050,000	119,009	7,169,009	200,419	7,369,428
Prospect NWOC	2,000,000	(1,770,882)	229,118	40,795	269,913
Gateway	8,500,000	(488,682)	8,011,318	351,324	8,362,642
Other	—	—	—	140,819	140,819
	$37,108,000	$(1,387,684)	$35,720,316	$1,557,700	37,278,016
Accumulated amortization					(4,168,846)
					$33,109,170

	Purchase Price	(Net Assets) Liabilities Assumed	Total Purchase Consideration in Excess of Net Tangible Assets Acquired	Professional Fees and Other Related Costs	Total
2005
Santa Ana/Tustin Physicians Group	$5,000,000	$(116,473)	$4,883,527	$197,816	$5,081,343
Sierra Medical Group	10,200,000	717,544	10,917,544	216,584	11,134,128
AV Western Medical Group	700,000	—	700,000	53,310	753,310
Antelope Valley Medical Group	2,000,000	—	2,000,000	104,425	2,104,425
Premier	630,000	—	630,000	68,153	698,153
Sherman Oaks	28,000	151,800	179,800	—	179,800
Prospect Health Source Medical Group	1,000,000	—	1,000,000	184,055	1,184,055
Prospect Professional Care Medical Group	7,050,000	119,009	7,169,009	200,419	7,369,428
Prospect NWOC	2,000,000	(2,022,393)	(22,393)	40,795	18,402
Gateway	8,500,000	(488,682)	8,011,318	353,398	8,364,716
Other	—	—	—	151,684	151,684
	$37,108,000	$(1,639,195)	$35,468,805	$1,570,639	37,039,444
Accumulated amortization					(4,520,451)
					$32,518,993

As part of the acquisition of Prospect Professional Care Medical Group and Gateway, the Company purchased $950,000 and $710,000, respectively, of identifiable intangible assets which are included in the above table, which are being amortized on a straight-line basis over 24 to 54 months, or approximately $451,000 per year. As part of the acquisition of Prospect NWOC Medical Group, the Company purchased $200,000 of identifiable intangible assets (included in the above table), which has been fully amortized. Identifiable intangibles are being amortized on a straight line basis, with 30 months of amortization remaining as of September 30, 2005.

As part of the acquisition of Gateway, the Company paid $50,000 for a covenant not to compete (included in the above table), which are being amortized on a straight-line basis over 2 years, or approximately $25,000 per year.

Additional intangible assets unrelated to the acquisitions consisted of net deferred financing costs were $304,424 and $202,950 as of September 30, 2004 and 2005, respectively.

Medical Malpractice Liability Insurance

Certain of the Affiliates maintain claims-made basis medical malpractice insurance coverage on employed physicians of up to $1,000,000 per incident and $3,000,000 in the aggregate on an annual basis. Claims-made coverage covers only those claims reported during the policy period. An estimate of losses, if any, for incurred but unreported claims is recorded based upon historical experience.

The individual physicians who contract with the Affiliates carry their own medical malpractice insurance.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive. Common stock issued at below estimated fair value on the issuance date is included in weighted average number of common shares as if such shares have been outstanding for all periods presented.

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for each period presented in the financial statements.

	Year ended September 30
	2003	2004	2005
Basic earnings per common share:
Numerator—net income	$954,642	$5,127,243	$4,072,559
Denominator—
Weighted average number of common shares outstanding	4,157,341	4,321,799	4,915,537
Basic earnings per common share	$0.23	$1.19	$0.83
Diluted earnings per common share:
Numerator—net income	$954,642	$5,127,243	$4,072,559
Denominator—
Weighted average number of common shares outstanding	4,157,341	4,321,799	4,915,537
Dilutive stock options, warrants and preferred shares	140,482	3,225,341	3,554,874
	4,297,823	7,547,140	8,470,411
Diluted earnings per common share	$0.22	$0.68	$0.48

As more fully discussed in Note 3, effective July 27, 2005, all shares of the Company’s Series A Convertible Preferred Stock outstanding automatically converted to a like number of shares of Common Stock.

Stock Options

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

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payment”. SFAS 123(R) revises SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005. SFAS No. 123(R) will eliminate the Company’s ability to account for share-based compensation using the intrinsic value method permitted under APB Opinion No. 25. The Company will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this approach, compensation cost will be recognized for all awards granted, modified or settled subsequent to the date of adoption, or where the requisite service period has not been completed prior to the date of adoption. The Company intends to apply the new rules beginning January 1, 2006. The impact of adopting SFAS No. 123(R) has not yet been determined.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirement under SFAS No. 148. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions for the years ended September 30, 2003, 2004 and 2005.

	2003	2004	2005
Net income, as reported	$954,642	$5,127,243	$4,072,559
Add stock-based compensation under the intrinsic value method, included in net income as reported	123,718	96,662	139,723
Less stock-based compensation under the fair-value method	(446,257)	(259,585)	(1,420,555)
Pro forma net income	$632,103	$4,964,320	$2,791,727
Basic earnings per share:
As reported	$0.23	$1.19	$0.83
Pro forma	$0.15	$1.15	$0.57
Diluted earnings per share:
As reported	$0.22	$0.68	$0.48
Pro forma	$0.15	$0.66	$0.33

The fair value for the options granted in 2003, 2004 and first quarter 2005 were estimated at the date of grant using a Minimum Value option pricing model with the following weighted average assumptions: expected market price of the Company’s common stock of $3.07, $5.05 and $6.45, respectively, on the date of grant, a weighted average expected life of the options of four years, risk-free interest rate of 3%, 3%, and 3.5%, respectively, and dividend yield of 0%. With respect to stock options granted at an exercise price that is less than the fair market value on the date of grant, the difference between the option exercise price and market value at date of grant is charged to operations on a straight line basis over the period the options vest. Income tax benefits attributable to stock options are credited to additional paid-in capital when exercised.

The Minimum Value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Options granted in September 2005 were estimated at the date of the grant using the Black-Scholes option pricing model, based on the following factors: expected life 4 years; risk-free interest rate of 3.96% and 4.18%, volatility of 71.4%, and dividend yield of 0%.

Cash and Cash Equivalents

Cash equivalents are considered to be all liquid investments with maturities of three months or less when purchased.

Restricted Investments

The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as current as they are restricted for payment of current liabilities.

Fair Value of Financial Instruments

The financial instruments reported in the accompanying consolidated balance sheets consist primarily of cash and cash equivalents, accounts receivable, notes payable and capital lease obligations and all other liabilities. The carrying amounts of current assets and liabilities approximate their fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

The carrying amounts of notes payable and capital lease obligations approximate fair value since the outstanding debt relates primarily to a revolving bank loan and a bank term loan that bear interest at the prime rate plus applicable margin.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of shared-risk receivables. The Company’s credit risk with respect to shared-risk receivables is limited since amounts are generally due from large HMOs.

For the fiscal years ended September 30, 2003, 2004 and 2005, our affiliated physician organizations recognized capitation revenue of $63,512,597, $125,860,567, and $129,143,656 respectively. The four largest customers of our affiliated physician organizations, PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 84%, 80%, 80% of total capitation revenue for the fiscal years ended September 30, 2003, 2004 and 2005, respectively:

	Capitation Revenue Year Ended September 30, 2003	% of Total Capitation Revenue	Capitation Revenue Year Ended September 30, 2004	% of Total Capitation Revenue	Capitation Revenue Year Ended September 30, 2005	% of Total Capitation Revenue
PacifiCare	$19,238,866	30%	$40,903,464	32%	$40,155,679	31%
Health Net	15,318,402	24%	25,933,742	21%	25,224,324	20%
Blue Cross	11,850,966	19%	19,899,135	16%	21,365,598	17%
Blue Shield	7,399,387	11%	13,467,152	11%	14,802,756	12%
Totals	$53,807,621	84%	$100,203,493	80%	$101,548,357	80%

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

Recent Pronouncements

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of FAS123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of FAS 123(R)’s implementation challenges for registrants and enhance the information that investors receive.

In August 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Acquisitions

Prospect Professional Care Medical Group

On September 30, 2003, PMG acquired the assets, and assumed the liabilities of Professional Care Medical Group, Inc. for $7,050,000 through a merger with Prospect LA Medical Group, Inc., a wholly owned subsidiary of PMG. The name of the surviving corporation was immediately changed to Prospect Professional Care Medical Group, Inc. (PPM) and is a wholly owned subsidiary of Prospect Medical Group, Inc. $950,000 of the purchase consideration was allocated to Identifiable Intangibles, specifically enrolled member accounts. Related acquisition costs totaled $200,419. Simultaneous with this purchase transaction, PPM entered into a management service agreement with PMS with an initial 30-year term, renewable for additional 10-year terms thereafter.

Revenues and expenses for this acquisition have been included in our consolidated results starting October 1, 2003.

In connection with this acquisition, the sellers were required to place a total of $2,000,000 into an escrow account. Of this amount, $1,000,000 was used to secure a letter of credit to PacifiCare on behalf of PMG. This letter of credit expired on March 31, 2005, at which time the $1,000,000 was returned to the sellers. The second $1,000,000 placed in escrow was to secure certain seller indemnifications made pursuant to the purchase agreement, and, subject to any purchaser demands made on the sellers, these funds are expected to be released from escrow in early 2006. None of these escrow amounts are included in the accompanying financial statements, as they do not belong to the Company.

Prospect NWOC Medical Group

On February 1, 2004, PMG acquired the assets and assumed the liabilities of Northwest Orange County Medical Group, Inc. for $2,000,000. The name was simultaneously changed to Prospect NWOC Medical Group, Inc. (PNW), a wholly owned subsidiary of PMG. Related acquisition costs totaled $40,795. $200,000 of the purchase consideration was allocated to identifiable intangibles, specifically enrolled member accounts. Effective February 28, 2004, PNW then entered into a new management services agreement with PMS with an initial 30-year term, renewable for additional 10-year terms thereafter. Revenues and expenses for this acquisition have been included in our consolidated results starting February 1, 2004.

Starcare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources (the “Gateway” entities)

On February 1, 2004, Prospect Medical Group, Inc., acquired the assets and assumed the liabilities of Starcare Medical Group, Inc. (StarCare) and APAC Medical Group for a total of $4,000,000. Both entities became wholly owned subsidiaries of PMG. Also on that date, Prospect Medical Systems, Inc. acquired the management company for these medical groups, Pinnacle Heath Resources, for $4,450,000. $660,000 of the purchase consideration was allocated to identifiable intangibles, specifically enrolled member accounts, which is being amortized over 54 months. An additional $50,000 was paid for a covenant not to compete. Related acquisition costs totaled $353,398. Revenues and expenses for this acquisition have been included in our consolidated results starting February 1, 2004.

StarCare Medical Group owned three clinics at the time of the acquisition. On April 1, 2004, we sold the three clinics for cash consideration of $300,000, promissory notes in the aggregate amount of $1,068,247 and the assumption of all operating commitments pertaining to the medical clinics. A nominal gain of $12,009 was recorded on the sale. We retained StarCare Medical Group in its capacity as an independent practice association (IPA). As a condition of StarCare Medical Group’s sale of the medical clinics, the acquiring buyer executed a provider agreement with StarCare Medical Group in StarCare’s capacity as an IPA.

Nuestra Familia Medical Group

During fiscal 2004 the Company increased its stake in Nuestra Familia Medical Group (Nuestra) from 50.2% to 55.02%. The purchase was in the form of a cash payment of $99,855 to certain of minority shareholders of Nuestra. The results of Nuestra have been included in the accompanying consolidated financial statements at the higher ownership percentage effective the date of the share purchase. The impact of this was not significant.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, for Professional Care Medical Group, Inc. (PPM), the Gateway entities (Gateway) and Northwest Orange County Medical Group, Inc. (PNW):

	PPM	Gateway	PNW
Current assets	$6,030,162	$6,318,057	$3,514,923
Property, improvements and equipment	—	1,029,317	—
Goodwill	6,219,009	7,301,318	29,118
Identifiable intangibles	950,000	710,000	200,000
Other assets acquired	—	58,437	—
Total assets	13,199,171	15,417,129	3,744,041
Current liabilities	6,149,171	6,368,562	1,744,041
Long-term liabilities	—	548,567	—
Total liabilities assumed	6,149,171	6,917,129	1,744,041
Net assets acquired	$7,050,000	$8,500,000	$2,000,000

The following unaudited pro forma information for the year ended September 30, 2004 gives effect to the PNW and Gateway acquisitions as if they had occurred on October 1, 2003. The unaudited pro forma information for the year ended September 30, 2003 gives effect to the acquisitions of ProCare, PNW and Gateway as if each had occurred on October 1, 2002. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

	Year ended September 30
	2003	2004
	(unaudited)
Net revenue	$160,300,955	$144,861,104
Net income	2,044,929	5,402,438
Basic earnings per share	$0.48	$1.25
Diluted earnings per share	$0.29	$0.64

See Note 12 for discussion of acquisition of Genesis HealthCare, effective November 1, 2005.

Investment in Brotman Medical Center, Inc (Hospital)

Effective August 31, 2005, the Company acquired an approximately 38% stake in Brotman Medical Center, Inc. for $1,000,000. The Company made the investment with the intention that it, with the Hospital, would be able to offer joint contracting to HMOs operating in the area surrounding the Hospital. The Hospital, previously owned by Tenet HealthCare, had been incurring significant operating deficits. The new investors in the Hospital, including Prospect, hoped to help turn around the Hospital operations and restore profitability.

During September 2005, the first month of operation under new ownership, the Hospital experienced a net loss of approximately $1,000,000, of which Prospect’s portion totaled approximately $400,000. The Hospital has continued to incur significant losses after September 30, 2005, and, with its limited capital, may not ultimately be able to survive.

Prospect is not obligated, nor does it have any current intention, to invest any additional monies in the Hospital.

Based on the Hospital’s current significant operating deficits, uncertain ability to increase revenues and cut costs, and limited capital, management of Prospect believes that the remaining investment in Brotman Medical Center at September 30, 2005 was impaired and has written off its entire investment in the Hospital as of September 30, 2005.

3.   Private Placement

The Company entered into a Private Placement Agency Agreement effective November 1, 2003. Per the terms of the agreement, the Company offered for sale through Spencer Trask Ventures, Inc., and its selected dealers, as exclusive agent for the Company, shares at $5.50 per share of the Company’s Series A Convertible Preferred Stock, $0.01 par value per share. Effective July 27, 2005, these shares were converted into common stock on a 1 to 1 basis.

In conjunction with the Private Placement, the Company issued warrants to purchase 659,409 shares of the Company’s common stock at $1.00 per share to Spencer Trask Ventures Investment Partners, LLC as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. On November 3, 2003, 100,000 warrants were exercised and 100,000 shares of common stock were issued. The original warrant certificate was cancelled and reissued for 559,409 warrants at the same terms and conditions.

In addition to commissions and expenses, and the $1.00 warrants discussed above, Prospect also agreed to issue warrants to purchase 453,047 shares of the company’s Series A Convertible Preferred Stock at an exercise price of $5.50 per share. These warrants are exercisable at any time and expire 10 years from the date of issuance. Because, effective July 27, 2005, the Company’s Series A Convertible Stock was, by its terms, automatically converted to shares of common stock, these 453,047 warrants to buy Series A Convertible Preferred Stock now effectively represent the right to buy a like number of shares of common stock.

This offering was finalized on March 31, 2004, whereby a total of 2,265,237 shares of preferred stock were sold for gross proceeds of $12,458,802, related expenses of $2,439,061, and net cash proceeds of $10,019,741. The proceeds were used to complete the acquisitions of Starcare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources, Inc. for $8,500,000 and to repay $1,750,000 borrowed through our bank line of credit to finance a portion of the cost to acquire Northwest Orange County Medical Group, Inc.

4.   Notes Receivable

In connection with the April 1, 2004 sale of three clinics previously owned by StarCare Medical Group we received promissory notes in the aggregate amount of $1,068,247. There are three separate notes, each bearing interest at 5% per annum. The first note, in the original principal amount of $400,000, required monthly principal and interest payments of $34,243 through April 1, 2005. The second note, in the original principal amount of $424,994, requires monthly principal and interest payments of $5,448 through March 1, 2009 and a balloon payment of $181,155 on April 1, 2009. The third note, in the original principal amount of $243,253, is due in two payments of $121,626 on May 1, 2007 and $177,790 on April 1, 2009. The notes receivable are secured by all of the clinic assets and are personally guaranteed by each of the purchasers.

Current and non-current portions of the notes receivable as of September 30, 2005 were as follows:

Total principal outstanding	$625,139
Less current maturities	(52,160)
Non-current portion	$572,979

Future minimum payments required under the notes receivable as of September 30, 2005 are as follows:

2006	$69,078
2007	186,996
2008	65,370
2009	391,630
2010	—
Gross payments	713,074
Amount representing interest	(87,935)
Total principal outstanding	$625,139

5.   Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109), under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.

The components of the provision for income tax for the year ended September 30 are as follows:

	2003	2004	2005
Current:
Federal	$1,054,374	$3,112,220	$2,746,453
State	302,241	913,266	738,031
	$1,356,615	$4,025,486	3,484,484
Deferred:
Federal	$(514,174)	$(358,650)	$(89,167)
State	(159,385)	(142,132)	19,861
	$(673,559)	$(500,782)	$(69,306)
Total:
Federal	$540,200	$2,753,570	$2,657,286
State	142,856	771,134	757,892
	$683,056	$3,524,704	$3,415,178

Temporary differences and carryforward items that result in deferred income tax balances as of September 30 are as follows:

	2004	2005
State tax benefit	$257,108	$202,992
Amortization	(827,635)	(1,095,905)
Depreciation	(13,873)	27,264
Risk pool settlement	299,880	—
Net operating loss	44,608	—
Allowances for bad debts	283,432	342,906
Deferred compensation	149,058	248,820
Vacation accrual and other	177,569	224,766
Accrued physician bonuses	352,750	798,972
Creditor reserve	85,680	85,680
Deferred rent	—	22,946
Charitable contributions	474	—
Write off of investment in Hospital (capital loss)	—	400,000
Deferred income tax asset	809,051	1,258,441
Valuation allowance (on capital loss)	—	(400,000)
Net deferred income tax asset	$809,051	$858,441

Given uncertainty regarding the likelihood of the Company generating sufficient future capital gains to offset the unrealized capital loss associated with writing down its investment in the Hospital, the related deferred tax asset was fully reserved, effective September 30, 2005.

The differences between the provision for income tax expense at the federal statutory rate of 34% and that reflected in the consolidated statements of operations are summarized as follows for the years ended September 30:

	2003	2004	2005
Tax provision at statutory rate	34%	34%	34%
State taxes, net of federal benefit	6	6	6
Goodwill	1	1	—
Change in valuation allowance	—	—	6
	41%	41%	46%

Taxes paid totaled approximately $1,148,000, $3,932,000 and $3,586,000 for the years ended September 30, 2003, 2004 and 2005, respectively.

6.   Long-Term Debt

Long-term debt consists of the following:

	September 30
	2004	2005
Term loan	$10,000,000	$8,166,667
Revolving credit facility, interest at prime rate plus applicable margin	5,000,000	—
Equipment loan (net of amount representing interest)	8,554	—
	15,008,554	8,166,667
Less current maturities	(6,841,887)	(2,000,000)
	$8,166,667	$6,166,667

Until repaid on September 28, 2004, the Company had a term loan and revolving credit facility with Comerica Bank-California. The term loan was originally for $5 million and the revolving credit facility was originally for $11.5 million. On September 28, 2004, the Company repaid all amounts due to Comerica Bank in connection with entering into the new term loan and revolving credit facility discussed below.

On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation (RFC, a subsidiary of General Motors Acceptance Corporation) that consists of a $10,000,000 term loan and a $5,000,000 revolving credit facility. The term loan requires repayment of principal installments of $166,667 per month until September 27, 2007, at which time the entire remaining unpaid balance is due. Amounts outstanding under the term loan bear interest at a rate of prime plus 2% per annum. The Company may borrow, make repayments and re-borrow under the revolving credit facility until September 27, 2007. Amounts outstanding under the revolving credit facility bear interest at a rate of prime plus 0.5% per annum. The Company is charged an unused line fee of 0.25% per annum payable monthly, calculated on the difference between the average daily usage of the revolving credit facility during each month and $5,000,000, the maximum amount of the revolving credit commitment. Both the term loan and the revolving credit facility are secured by substantially all of the Company’s assets, including the rights to receive capitation payments under HMO contracts. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITA ratio, maximum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without the lender’s consent, from using net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off the Comerica Bank term loan and revolving credit facility. The Company borrowed $5,000,000 on the RFC revolving credit facility on September 29, 2004, which was repaid in full on October 4, 2004.

The Company exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. The actual senior debt/EBITDA ratio on those two dates was 1.57and 1.51 respectively. Effective April 7, 2005, RFC has waived these covenant violations. RFC has, in addition, agreed to exclude certain items from the covenant computations for a twelve month period, which enabled the company to meet the minimum fixed charge coverage ratio at December 31, 2004. The company was in compliance with all of its loan covenants as of September 30, 2005.

Interest paid totaled $195,318, $90,802 and $958,634 in fiscal 2003, 2004, and 2005, respectively.

Scheduled payments under long-term debt, as of September 30, 2005, are as follows:

2006	$2,000,000
2007	6,166,667
Total minimum payments	$8,166,667

7.   Stock Transactions and Option Plans

Stock Options

The Company has stock option agreements with certain directors, officers and employees. A summary of the option agreements at September 30 is as follows:

	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	327,119	$1.25	1,998,000	$2.82	2,681,500	$3.43
Granted	1,880,500	3.00	739,700	5.00	705,313	5.65
Exercised	—		(30,000)	1.25	—
Forfeited	(92,500)	3.00	(26,200)	3.17	(10,950)	5.93
Expired	(117,119)	1.25	—	—	—
Outstanding, end of year	1,998,000	$2.82	2,681,500	$3.43	3,375,863	$3.89
Exercisable, end of year	1,648,667	$2.78	2,353,502	$3.23	3,375,863	$3.89
Price	$1.25-$3.00		$1.25-$5.00		$1.25-$7.15

The weighted average remaining contractual life of stock options outstanding at September 30, 2004 and 2005 was 44 and 37 months, respectively.

In May 2002, the Company extended the contractual terms on 210,000 options for four years beyond their original expiration date to the end of fiscal 2006. This represented a material modification of the award and the recognition of a new measurement date. The intrinsic value of the options as of the new measurement date was determined (defined as the difference between the fair value at the modification date as determined by independent appraisers and the exercise price). Total deferred compensation was amortized over the remaining future service period. Expense recognized during fiscal 2003, 2004 and 2005 was $108,762, $108,762, and $232,871 respectively.

In April, May and June 2004, the Company issued options totaling 300,000, 409,700 and 30,000, respectively, at an exercise price of $5.00 per share. In November 2004, March 2005 and September 2005 (two grant dates) the Company issued options totaling 291,500, 25,000, 120,000 and 261,813, respectively, at exercise prices of $6.45, $7.15, $4.86 and $4.97, respectively. Total deferred compensation was amortized over the vesting period. Expense recognized during fiscal 2004 and 2005 was $44,773 and $0, respectively.

During September 2005, the Company fully vested all remaining unvested portions of previously issued stock options. Because the Company follows the intrinsic method of accounting for stock option grants, and none of the stock options whose vesting was accelerated had exercise prices below the market price of the Company’s stock, no expense was recognized upon the acceleration of vesting.

Warrants

In 1997, a warrant to purchase 132,375 shares of the Company’s common stock at $5.00 per share was issued to the Company’s lender in connection with obtaining a revolving credit facility. The warrant expired in July 2004. In 1998, another warrant to purchase 60,350 shares of the Company’s common stock at $5.00 per share was issued to the Company’s lender upon the amendment of the Company’s credit facility. This warrant was exercised in February 2005. An additional warrant to purchase 40,000 shares of the Company’s common stock at $3.00 per share was issued to the lender on July 3, 1999 in conjunction with a further amendment to the credit facility. This warrant expires in July 2006. All warrants issued to the bank were immediately exercisable.

In 2000, the Company also issued warrants to purchase 480,461 shares of the Company’s common stock at $5.00 per share to certain shareholders. The shareholders paid cash or converted outstanding loans in order to receive the warrants. The warrants were exercisable on January 31, 2002 and expire on January 31, 2007.

No value was assigned to the issuance of these warrants as the exercise price exceeded the fair value of the underlying stock, estimated at $1.25 to $2.00 per share during this period, and there was either no or only nominal trading activity in the stock. Consequently, the Company determined that the fair value of the warrants was de minimis.

In conjunction with the Private Placement (Note 3), the Company issued warrants to purchase 659,409 shares of the Company’s common stock at $1.00 per share to Spencer Trask Investment Partners, LLC., as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. On November 3, 2003, 100,000 warrants were exercised and 100,000 shares of common stock were issued. The original warrant certificate was cancelled and reissued for 559,409 warrants at the same terms and conditions.

In addition to the $1.00 warrants discussed above, Prospect also agreed to issue warrants to purchase, at an exercise price of $5.50, a number of shares equal to twenty percent of the shares of Series A Convertible Preferred Stock sold in the Private Placement offering. Warrants to purchase 453,047 shares were issued. These warrants are exercisable at any time and expire 10 years from the date of issuance. Because Series A Convertible Stock in now, by its terms, automatically convertible upon issuance into shares of common stock, these warrants now effectively represent the right to buy a like number of shares of common stock.

On June 15, 2004, the Company issued warrants to purchase a total of 22,727 shares of common stock at a price of $5.50 per share to New Capital Advisors. These warrants were issued for services provided in connection with the Private Placement, are exercisable at any time, and expire on June 15, 2011.

8.   Commitments and Contingencies

Leases

The Company leases certain buildings and equipment under operating leases. Certain building leases contain renewal options for two consecutive five-year periods at the then market rent.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005 are as follows:

Operating Leases
2006	$1,100,792
2007	1,032,441
2008	881,479
2009	804,835
2010	586,858
Thereafter	49,031
$4,455,435

Consolidated rent expense for 2003, 2004, and 2005 was $1,172,936, $1,614,268 and $1,664,374 respectively.

Regulatory Matters

Laws and regulations governing the Medicare program and health care generally are complex and subject to interpretation. Prospect and its affiliates believe that they are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

NASD Inquiry

On February 3, 2004, the Company received a notice of inquiry from the National Association of Securities Dealers, Inc., concerning trading in its common stock that took place around the time that it announced the first closing of a private placement of its Series A Preferred Stock. The Company responded to an NASD request for documents on February 12, 2004, and has received no further contacts from the NASD since that date. However, it is possible that the NASD could continue its inquiry or open a formal investigation and that the NASD or other government agencies could imitate enforcement proceedings if the NASD concluded that improprieties occurred in connection with the trading.

Litigation

St. Jude Medical Center—In 1998, Prospect initiated arbitration proceedings against St. Jude Medical Center (“St. Jude”) and PacifiCare of California (“PacifiCare”) for failure by St. Jude to provide an accurate accounting of hospital incentive pools for the years 1997, 1998 and 1999.

In November 2001, the Arbitrator awarded Prospect $1,200,000, plus interest, plus legal fees of approximately $1,000,000. PacifiCare was dismissed from the Prospect claim, and Prospect was ordered to pay PacifiCare’s legal fees of approximately $125,000. Approximately $1,200,000 was included in fiscal 2001 net patient service revenue, related to this matter.

In a counter-claim, the Arbitrator awarded St. Jude $275,000, plus interest. These amounts are also included in the fiscal 2001 financial statements.

In November 2001, Prospect received a partial payment of $925,000 related to the above amounts, St. Jude filed a petition to vacate the award, and Prospect filed a cross-petition to confirm the award. In December 2002, the Orange County Superior Court granted Prospect’s petition and entered judgment in favor of Prospect. St. Jude filed an appeal of this judgment.

On January 31, 2003, St. Jude paid Prospect approximately $1,492,000, reflecting the remaining amount due under the arbitration award, including interest and attorneys’ fees. The payment was made subject to Prospect’s agreement to repay this amount in the event the arbitration award was ultimately vacated as a result of further judicial proceedings.

Various appeals and other court actions ensued, related to portions of the arbitration award, interest thereon, and legal fees. Pending the final outcome of this matter, at September 30, 2003, we reserved approximately $700,000 primarily related to those amounts already received from St. Jude, but which remained subject to appeal.

During Prospect’s fourth quarter of Fiscal 2005, following rulings by the California Court of Appeals which upheld the Arbitrator awards in favor of Prospect, but ruled that Prospect was responsible to St. Jude for approximately $71,000 of arbitration costs, the parties concluded a settlement agreement as to all disputed matters. That settlement agreement, dated July 7, 2005, stated that, upon Prospect paying the $71,000 to St. Jude (which we did), all portions of the prior litigation would have been satisfied, the parties would refrain from any further proceedings, and the parties would file the required stipulation with Superior Court, stipulating to the satisfaction of all prior judgments and the end of proceedings on the matter. On September 13, 2005, the Superior Court entered its order confirming these stipulations; following which, Prospect reversed the remaining legal reserve, effective in the fourth quarter ended September 30, 2005.

Other Matters—We and our affiliated physician organizations are parties to other legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

9.   Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Under the plan, employees can contribute up to 15% of their annual compensation. The Company matches 25% of the first 4% contributed. The total expense under the plan was $48,438 in 2003, $49,099 in 2004, and $102,498 in 2005.

10.   Incurred But Not Reported Claims Reserves

The following table presents the roll-forward of incurred but not reported, or IBNR, claims reserves as of the periods indicated:

	Year ended September 30
	2003	2004	2005
IBNR as of beginning of year	$6,965,969	$10,557,426	$13,323,622
Health care claim expenses incurred during the year:
Related to current year	22,240,501	44,699,711	46,030,847
Related to prior year	(983,140)	(2,327,044)	(855,164)
Total incurred	21,257,361	42,372,667	45,175,683
Health care claims paid during the year:
Related to current year	(18,630,639)	(33,295,082)	(35,266,828)
Related to prior year	(4,535,265)	(7,268,752)	(11,700,149)
Total paid	(23,165,904)	(40,563,834)	(46,966,977)
IBNR acquired during the year	5,500,000	957,363	—
IBNR as of end of year	$10,557,426	$13,323,622	$11,532,328

Following is a reconciliation of cost of medical services per our statement of income to healthcare claims expense reflected in the preceding table:

	Year ended September 30
	2003	2004	2005
Capitation expense	$22,350,492	$48,053,154	$45,967,875
Fee-for-service claims expense	21,257,361	42,372,667	45,175,683
Other physician compensation	2,606,124	4,495,641	4,524,284
Other cost of revenues	525,843	1,053,579	703,355
Total cost of revenues	$46,739,820	$95,975,041	$96,371,197

11.   Joint Venture

As discussed at Note 1, the Company and an unrelated third party, AMVI/IMC Health Network, Inc. (“AMVI”) formed a joint venture to participate in the CalOPTIMA Medicaid (“Medi-Cal in California) program in Orange County, California. The Company does not consolidate the joint venture. The Company includes in its financial statements only the net results attributable to those Medicaid enrollees specifically identified as assigned to it, together with the management fee that it charges for managing those Medicaid enrollees specifically assigned to AMVI. Costs incurred by the Company in managing the joint venture are included in general and administrative expenses in the accompanying consolidated financial statements.

Summarized unaudited financial information for the unconsolidated joint venture at September 30, 2004 and 2005 and for the years then ended is as follows:

	2003	2004	2005
Cash	$1,068,910	$1,308,587	$823,306
Receivables	758,845	514,524	914,113
Total assets	$1,827,755	$1,823,111	$1,737,419
Accrued medical claims	$536,941	$659,807	$575,671
Other payables	1,200,000	1,200,000	900,000
Other partner’s capital	274,637	424,170	260,748
Prospect’s capital	(183,823)	(460,866)	1,000
Total liabilities and partners’ capital	$1,827,755	$1,823,111	$1,737,419
Revenues	$7,733,381	$8,801,565	$8,836,729
Income (loss) before income taxes	$(440,988)	$344,972	$(101,403)
Prospect’s equity income	$728,549	$206,634	$87,516
Management fees earned by Prospect	$793,667	$841,153	$806,788

12.   Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2005 in thousands, except per share data:

	For the quarter ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Total revenues	$25,857	$32,987	$35,657	$35,014
Gross margin	6,973	9,632	9,203	7,733
Income before income taxes	1,814	2,572	2,565	1,714
Net income before minority interest	1,127	1,521	1,588	904
Net income	$1,122	$1,514	$1,583	$908
Net earnings per common share:
Basic	$0.26	$0.35	$0.36	$0.21
Diluted	$0.21	$0.21	$0.20	$0.11

	For the quarter ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Total revenues	$33,280	$32,331	$32,393	$35,514
Gross margin	8,480	8,674	9,548	10,444
Income before income taxes	1,815	1,545	1,699	3,440
Net income before loss in equity investment and minority interest	1,087	926	1,025	2,046
Net income	$1,087	$922	$1,015	$1,049
Net earnings per common share:
Basic	$0.25	$0.20	$0.22	$0.17
Diluted	$0.13	$0.11	$0.12	$0.13

As more fully discussed in Note 1, during the fourth quarter of fiscal 2005, the Company recorded approximately $4 million of revenue related to services rendered between January 1, 2005 and September 30, 2005. Additionally, the Company recorded physician and employee bonuses totaling approximately $2.8 million, recouped approximately $0.5 million of previously expensed transaction expenses upon the closing of its investment in Brotman Medical Center, and recorded approximately $0.6 million resulting from the favorable conclusion of a longstanding legal matter.

13.   Subsequent Events

Effective November 1, 2005 the company acquired Genesis HealthCare of Southern California for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the company’s existing cash and a $4,000,000 term loan from RFC. The terms of the RFC loan are similar to those of the company’s existing term loan with RFC, and require an additional monthly principal payment of $66,667.

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of Prospect Medical Holdings, Inc. as of September 30, 2004 and 2005, and for each of the three years in the period ended September 30, 2005, and have issued our report thereon dated December 21, 2005 (included elsewhere in this Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Los Angeles, California
December 21, 2005

Prospect Medical Holdings, Inc.
Schedule II—Valuation and Qualifying Accounts

	Balance at the Beginning of the Period	Charges to Operations	Deductions	Balance at the End of the Period
2003
Allowance for Doubtful Accounts	$429,000	$116,000	$97,000	$448,000
2004
Allowance for Doubtful Accounts	$448,000	$215,000	$1,000	$662,000
2005
Allowance for Doubtful Accounts	$662,000	$141,000	$1,000	$802,000

EXHIBIT INDEX

2.1	Agreement for the Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of November 7, 2000 between Prospect Medical Group, Inc. and Health Source Medical Group, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement for the Purchase and Sale of Assets will be provided supplementally to the Commission upon request: Exhibit 1.1 Assets, Exhibit 1.1(a)(i) Prospect Health Source Medical Group, Inc. Exclusive Primary Care Physician Services Agreement, Exhibit 1.1(a)(ii) Prospect Health Source Medical Group, Inc. Nonexclusive Specialist Physician Services Agreement, Exhibit 1.1 (g) Management Services Agreement, Exhibit 1.3 Assumed Liabilities, Exhibit 2.2 Purchase Price Allocation, Exhibit 5.1 Noncompetition Agreement, Exhibit 7.2(a) Bill of Sale/Assignment and Assumption Agreement, Exhibit 7.5(i) Guaranty of Purchaser’s Obligations by Prospect Medical Holdings, Inc., Exhibit 7.5(j) Prospect Health Source Medical Group, Inc. Organizational Documents, Schedule 3.3 Consents, Schedule 3.5 Accounts Receivable, Schedule 3.6 Title to Assets, Schedule 3.7(a) Inventory and Furniture, Fixtures, and Equipment at the Robertson Clinic, Schedule 3.7(b) Furniture, Fixtures, and Equipment used at Seller’s Former Administrative Office, Schedule 3.8 Contracts, Schedule 3.9 Litigation, Schedule 3.10 Violation of Law, Schedule 3.12 Employees and Employee Benefits, Schedule 3.15 Intellectual Property

2.2

Agreement of Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of May 1, 2001 among David M. Frisch, M.D., Prospect Medical Group, Inc., Prospect Health Source Medical Group, Inc. and Prospect Medical Systems, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement for the Purchase and Sale of Assets will be provided supplementally to the Commission upon request: Exhibit 1.1 Assets, Exhibit 1.1(a) Exclusive Primary Care Physician Services Agreement, Exhibit 1.3 Assumed Liabilities, Schedule 3.3 Consents, Schedule 3.5 Inventory and Furniture, Fixtures and Equipment, Schedule 3.7 Litigation, Schedule 3.8 Violation of Law, Schedule 3.10 Employees and Employee Benefits

2.3

Agreement of Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of July 1, 2001 among James Daniel, M.D. & Dana Eisenman, M.D. Medical Corporation, Prospect Medical Group, Inc., Prospect Health Source Medical Group, Inc. and Prospect Medical Systems, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement for the Purchase and Sale of Assets will be provided supplementally to the Commission upon request: Exhibit 1.1 Assets, Exhibit 1.1(a) Exclusive Primary Care Physician Services Agreement, Exhibit 1.3 Assumed Liabilities, Exhibit 7.2(a) Bill of Sale/Assignment and Assumption Agreement, Exhibit 7.2 Sublease, Schedule 3.3 Consents, Schedule 3.5 Inventory and Furniture, Fixtures and Equipment, Schedule 3.5(a) Additional Furniture, Fixtures and Equipment used in the Sunset Practice, Schedule 3.7 Litigation, Schedule 3.8 Violation of Law, Schedule 3.10 Prospect Employees Through the Effective Date, Schedule 4.8 Employees Purchaser will Retain from the Effective Date Through the Closing Date

2.4

Agreement and Plan of Reorganization for Professional Care Medical Group, Inc. dated as of June 30, 2003 among Prospect Medical Group, Inc., Prospect LA Medical Group, Inc., Professional Care Medical Group, Inc. and the Shareholders of Professional Care Medical Group, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement and Plan of Reorganization will be provided supplementally to the Commission upon request:

Schedule 2.4, ProCare Consent Requirements, Schedule 2.6, List of Holders of Record and Number Held of ProCare Shares, Schedule 2.7, List of ProCare Financial Statements Delivered to Prospect, Schedule 2.12, Intellectual Property, Schedule 2.13, Contracts, Schedule 2.18, Insurance, Schedule 2.20, Bank Accounts, Schedule 3.3, Prospect/Sub Consent Requirements, Schedule 11.7, Notices, Exhibit ”A,” Shareholders of ProCare, Exhibit ”B,” Agreement of Merger, Exhibit ”C,” Acknowledgement by Escrow Agent

2.5

Amendment to Agreement and Plan of Reorganization for Professional Care Medical Group, Inc. dated as of September 30, 2003 among Prospect Medical Group, Inc., Prospect LA Medical Group, Inc., Professional Care Medical Group, Inc. and the Shareholders of Professional Care Medical Group, Inc.(1)

2.6

Agreement of Merger for Northwest Orange County Medical Group, Inc. dated as of November 19, 2003 among Prospect Medical Group, Inc., Prospect NWOC Medical Group, Inc., Northwest Orange County Medical Group, Inc., the Shareholders of Northwest Orange County Medical Group, Inc., and Harriman-Jones Medical Group, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Agreement of Merger will be provided supplementally to the Commission upon request:

Schedule 2.4, Northwest Consent Requirements, Schedule 2.6, List of Holders of Record and Number Held of Northwest Shares, Schedule 2.9, Tax Matters, Schedule 2.12, Intangible Property, Schedule 2.13, Contracts, Schedule 2.14, Legal Proceedings, Schedule 2.16, Officers and Directors, Schedule 2.17, Insurance, Schedule 2.18, Powers of Attorney, Schedule 2.24, Inspections, Schedule 2.28, Permits, Schedule 2.29, Fraud and Abuse, Schedule 2.33, Bank Accounts, Schedule 3.3, Consent Requirements—Prospect Parties, Schedule 4.7, North West Enrollees—August 2003 Enrollment, Exhibit ”A,” Agreement of Merger, Exhibit ”B,” Form of Escrow Agreement

2.7

Amendment to Agreement of Merger dated as of January 30, 2004 for Northwest Orange County Medical Group, Inc. among Prospect Medical Group, Inc., Prospect NWOC Medical Group, Inc., Northwest Orange County Medical Group, Inc., the Shareholders of Northwest Orange County Medical Group, Inc., and Harriman-Jones Medical Group, Inc.(1)

2.8

Stock Purchase Agreement dated as of January 31, 2004 among Prospect Medical Group, Inc., Prospect Medical Systems, Inc., StarCare Medical Group, Inc. dba Gateway Medical Group, Inc, APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc., Pinnacle Health Resources and David Tsoong, M.D.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2, StarCare Shares, Schedule 1.3, APAC Shares, Schedule 1.4, Pinnacle Shares, Schedule 1.6, Purchase Price Allocation, Schedule 2.4, StarCare, APAC and Pinnacle Consent Requirements, Schedule 2.5, Conflicts and/or Breaches as a Result of the Transaction, Schedule 2.8,Contingent Liabilities, Schedule 2.9, Actions and Proceedings for Taxes, Schedule 2.11(b), Leases and Subleases, Schedule 2.12(b), Aggregate Tangible Personal Property, Schedule 2.12(c), Excluded Tangible Personal Property, Schedule 2.12(d), Items Currently in Storage

or Supply Rooms at 710 N. Euclid or Subleased Storage Space at La Mirada Clinic, Schedule 2.13, Intellectual Property, Schedule 2.13(b), Website Internet Portal Modem Fee, Schedule 2.14, Contracts, Schedule 2.15, Legal Proceedings: Existing and Threatened Claims, Schedule 2.17, Employee Information, Schedule 2.17(b), Employee Information, Schedule 2.17(c), Employee Information, Schedule 2.18, Insurance, Schedule 2.19, Management; Powers of Attorney, Schedule 2.24, Confidentiality and Non-Compete Agreements, Schedule 2.25, Inspections, Schedule 2.28, Permits, Schedule 2.29(a), Fraud and Abuse, Schedule 2.29(b), Fraud and Abuse, Schedule 2.35(a), Bank Accounts, Schedule 2.35(b), Letters of Credit or Other Security Pledged for StarCare Shared Risk Contracts, APAC Shared Risk Contracts or APAC Full Risk Contracts, Schedule 3.3, Group/Systems Consent Requirements, Schedule 5.2, Employees to Be Hired By Prospect Parties, Exhibit ”A,” October Interim Financial Statements, Exhibit ”B,” Form of Non-Competition Agreement, Exhibit ”C,” Legal Opinion Matters

2.9

Asset Purchase Agreement dated as of March 31, 2004 among StarCare Medical Group, Inc. dba Gateway Medical Group, Inc., Pinnacle Health Resources, Primary and Multi-Specialty Medical Clinics of Anaheim, Inc., and the shareholders of Primary and Multi-Specialty Medical Clinics of Anaheim, Inc.(1)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Asset Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2(a), Clinic Assets, Attachment A to Schedule 1.2(a), Schedule 1.2(b), Excluded Clinic Assets, Schedule 1.3, Assumed Liabilities, Schedule 1.5, Wells Fargo Loans, Schedule 1.6, Accumulated PTO as of the Closing Date, Schedule 1.7, Purchase Price Allocation, Schedule 2.2, Group Consent Requirements, Schedule 2.3, Conflicts and Breaches, Schedule 2.4, Liens, Schedule 2.5(a), February Financial Statements, Schedule 2.5(b), March Estimated Partial Financial Statements, Schedule 2.7, Tangible Personal Property, Schedule 2.7(b), Assets in Storage, Schedule 2.8, Intellectual Property, Schedule 2.9, Contracts, Schedule 2.10 Legal Proceedings: Existing and Threatened Claims, Schedule 2.12, Employee Information, Schedule 2.16, Confidentiality, Non-Solicitation and Non-Compete Arrangements, Exhibit E, Covenant Not To Compete, Exhibit F-1, Industrial Medicine Client List, Schedule 2.19, Permits, Schedule 2.22, Insurance, Schedule 2.24, Tax Matters, Schedule 2.25, Inspection, Schedule 3.3, Buyer Consent Requirements, Schedule 4.1, Gateway Representations and Warranties, Schedule 4.6(b), Non-Physician Acknowledgement, Schedule 4.6(c), StarCare Updated Patient Diversion Provisions, Schedule 4.6(d), Full Time Primary Care Physicians, Schedule 4.13, Prepaid Obligations, Schedule 4.17, Initial Trust Deposits with Cap-MPT, Exhibit ”A,” Secured Promissory Note (Purchase Price Note), Exhibit ”B,” Security Agreement, Exhibit ”C,” Guaranty, Exhibit ”D,” Secured Promissory Note (Additional Consideration Note), Exhibit ”E,” Guaranty, Exhibit ”F,” Secured Promissory Note (PTO Note), Exhibit ”G,” Guaranty, Exhibit ”H,” Form of Buyer/StarCare Provider Agreement, Exhibit ”I,” Form of Buyer/Prospect Provider Agreement, Exhibit ”J,” Form of Specialty Provider Agreement, Exhibit ”K,” Sublease for Anaheim Clinic, Exhibit ”L,” Sublease for Anaheim Hills Clinic, Exhibit ”M,” Sublease for Euclid Clinic and Clinic Corporate Office, Exhibit ”N,” Sublease for Clinic Storage Space, Exhibit ”O,” Guaranty, Exhibit ”P,” Bill of Sale/Assignment and Assumption Agreement

2.10

Omnibus Amendment to Asset Purchase Agreement and Other Documents Delivered in Connection with The Transactions Described Therein dated as of April 15, 2004 among StarCare Medical Group, Inc. d/b/a Gateway Medical Group, Inc., Pinnacle Health Resources, APAC Medical Group, Inc., Prospect Medical Group, Inc., Prospect Professional Medical Group, Inc., Prospect NWOC Medical Group, Inc., Primary and Multi-Specialty Clinics of Anaheim, Inc., and the Shareholders of Primary and Multi-Specialty Clinics of Anaheim, Inc.(1)

2.11	Stock Purchase Agreement dated November 1, 2005 among Prospect Medical Group, Inc., Genesis Healthcare of Southern California, Inc. and Mitchell W. Lew, M.D.(8)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2, Stock; Schedule 1.6, Allocation of Purchase Price; Schedule 2.9, Tax Matters; Schedule 2.11(b), List and Summary of all Leases, Subleases and other Agreements under which Company uses or has the right to occupy any Real Property; Schedule 2.12(b), Tangible Personal Property; Schedule 2.13, Intellectual Property; Schedule 2.14, Contracts; Attachment to Schedule 2.14, List of PCP Physicians; Attachment to Schedule 2.14, List of Specialist Physicians; Attachment to Schedule 2.14, Form of PCP (Individual)—Capitated; Attachment to Schedule 2.14, Form of PCP (Group)—Capitated; Attachment to Schedule 2.14, Form of Specialist Physician Agreement—Fee for Service; Attachment to Schedule 2.14, Form of Specialist Agreement—Capitated; Attachment to Schedule 2.14, List of Ancillary Service Providers; Attachment to Schedule 2.14, Form of Ancillary Services Agreement—Fee for Service; Schedule 2.15, Existing/Threatened Claims; Schedule 2.18, Insurance; Schedule 2.19, Officers and Directors; Schedule 2.17, Employee Matters; Schedule 2.24, Confidentiality/Non-Compete; Schedule 2.25, Inspections, Section 2.28, Permits; Schedule 2.30(a), Bank Accounts; Schedule 2.30(b), Cash securing Letters of Credit or Certificates of Deposits pledged as Security for the Company Health Plans; Schedule 3.3, Consents of Purchaser; Schedule 5.2, Employees to be offered Employment; Schedule 5.6, IBNR Formula; Exhibit A, Form of Non-Competition Agreement; Exhibit B, Management Agreement; Exhibit C, Employment Agreement; Exhibit D, Legal Opinion Matters

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.6	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
4.1	Specimen Common Stock Certificate(1)
10.1	Warrant to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC(1)
10.2	Warrant Agreement for Series A Preferred Stock dated as of January 15, 2004 between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.3	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each Investor of Series A Convertible Preferred Stock(1)
10.4	Agreement For The Purchase And Sale of Stock, dated as of January 13, 2000, between Jacob Y. Terner, M.D., and Gregg DeNicola, M.D.(1)
10.5	Amended and Restated Assignable Option Agreement, made as of January 13, 2000, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(1)
10.6

Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)

10.7	Form of Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.8	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(1)
10.9	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(1)
10.10	Form of Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group(1)
10.11	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group(1)
10.12	Employment Agreement, dated as of August 1, 1999 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)

10.13	Amendment to Employment Agreement, dated as of August 1, 2002 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.14	Investment Agreement dated as of July 31, 1996 between Jacob Y. Terner and Med-Search, Inc.(2)
10.15	Agreement dated as of July 31, 1996 among Jacob Y. Terner and Barbara Noble, both individually and as representative of Joseph W. Noble, M.D., deceased, and the Noble 1992 Family Trust(2)
10.16	Amended and Restated Revolving Credit Agreement, dated as of July 3, 1999, between Prospect Medical Holdings, Inc. and Imperial Bank(1)
10.17	First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 25, 2002 between Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.18

Third Amendment to Amended and Restated Revolving Credit Agreement dated as of November 3, 2001 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.19

Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of February 1, 2002 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.20

Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of July 31, 2002 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.21

Sixth Amendment to Amended and Restated Revolving Credit Agreement dated as of September 24, 2003, between Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank, and Prospect Medical Holdings, Inc.(1)

10.22

Amended and Restated Security Agreement dated as of September 24, 2003, between Prospect Medical Holdings, Inc. and Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank(1)

10.23	Continuing Guaranty, dated as of July 3, 1997, executed by Prospect Medical Systems, Inc. in favor of Imperial Bank(2)
10.24

Amended and Restated Security Agreement (Prospect Medical Systems, Inc.) dated as of September 24, 2003, between Prospect Medical Systems, Inc. and Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank(1)

10.25	Security Agreement—Stock Pledge, dated as of July 3, 1997, between Prospect Medical Holdings, Inc. and Imperial Bank(2)
10.26	Security Agreement (Physician Group), dated as of July 3, 1997, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(2)
10.27	Amendment Number One to Security Agreement dated as of July 6, 1999 between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(2)
10.28	Amended and Restated Warrant, dated as of July 3, 1997, issued by Prospect Medical Holdings, Inc. to Imperial Bank(2)
10.29	Warrant, dated as of July 3, 1999, issued by Prospect Medical Holdings, Inc. to Imperial Bancorp(2)
10.30

Amended and Restated Assignable Option Agreement made as of September 2, 1998 and deemed to have been effective as of July 14, 1997, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Santa Ana/Tustin Physicians Group, Inc.(2)

10.31	Form of Management Services Agreement dated as of January 1, 2001 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.32	Form of Amendment to Management Services Agreement dated as of November 1, 2002 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)

10.33	Form of Management Services Agreement dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc.(1)
10.34	Form of Management Services Agreement dated as of March 1, 2004 by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc.(1)
10.35	Amendment Number One to Security Agreement, dated as of July 14, 1997, between Prospect Medical Systems, Inc. and Imperial Bank(2)
10.36	Collateral Assignment of Transaction Documents dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Comerica Bank(1)
10.37	Collateral Assignment of Transaction Documents, dated as of July 14, 1997, between Prospect Medical Systems, Inc. and Imperial Bank(2)
10.38	Amendment Number One To Collateral Assignment of Transaction Documents, dated as of January 26, 2000, between Prospect Medical Systems, Inc. and Imperial Bank(1)
10.39	Security Agreement (Physician Group), dated as of July 14, 1997, between Prospect Medical Systems, Inc. and Santa Ana/Tustin Physicians Group, Inc.(2)
10.40	Amendment Number One to Security Agreement dated as of July 1, 1999 between Santa Ana/Tustin Physicians Group, Inc. and Prospect Medical Systems, Inc.(1)
10.41	Security Agreement dated as of October 1, 2003, between Prospect Professional Care Medical Group, Inc. and Prospect Medical Systems, Inc.(1)
10.42

Amended and Restated Credit Succession Agreement, dated as of July 14, 1997, among Prospect Medical Holdings, Inc., Gregg DeNicola, M.D., Santa Ana/Tustin Physicians Group, Inc., Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Imperial Bank(2)

10.43

Form of Amendment Number One to Amended and Restated Credit Succession Agreement, dated as of April 6, 2000, among Jacob Y. Terner, M.D., Prospect Medical Holdings, Inc., Santa Ana/Tustin Physicians Group, Inc., Sierra Primary Care Medical Group, Inc., Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Imperial Bank(1)

10.44

Joinder Agreement, dated as of January 26, 2000, among Sierra Medical Management, Inc., Jacob Y. Terner, M.D., Sierra Primary Care Medical Group, Inc., Gregg DeNicola, M.D., Prospect Medical Systems, Inc., Prospect Medical Group, Santa Ana/Tustin Physicians Group, Inc.(1)

10.45

Amended and Restated Assignable Option Agreement, made as of September 2, 1998 and deemed to have been effective as of September 25, 1997, by and among Sierra Primary Care Medical Group, Inc., Sierra Medical Management, Inc. and Prospect Medical Group, Inc.(2)

10.46	Assignable Option Agreement dated as of October 1, 2003, by and among Prospect Medical Holdings, Inc., Prospect Professional Care Medical Group, Inc., and Prospect Medical Group, Inc.(1)
10.47	Intentionally Omitted.
10.48

Form of Second Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of September 25, 1997, between Sierra Medical Management, Inc. and Sierra Primary Care Medical Group, Inc.(1)

10.49	Amendment to Management Services Agreement, made as of October 1, 1998, between Sierra Medical Management, Inc. and Sierra Primary Care Medical Group, Inc.(1)
10.50	Continuing Guaranty, dated as of September 25, 1997, delivered by Sierra Medical Management, Inc. to Imperial Bank(2)
10.51

Amended and Restated Security Agreement (Sierra Medical Management, Inc.), dated as of September 24, 2003, between Sierra Medical Management, Inc., and Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank(1)

10.52	Security Agreement—Stock Pledge, dated as of September 25, 1997, between Prospect Medical Holdings, Inc. and Imperial Bank(2)
10.53	Collateral Assignment of Transaction Documents, dated as of September 25, 1997, between Sierra Medical Management, Inc. and Imperial Bank(2)
10.54	Security Agreement, dated as of September 25, 1997, between Sierra Primary Care Medical Group, Inc. and Sierra Medical Management, Inc.(2)
10.55	Amendment Number One to Security Agreement dated as of September 6, 1999 between Sierra Primary Care Medical Group, Inc. and Sierra Medical Management, Inc.(1)
10.56	Intentionally Omitted.
10.57

Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of October 31, 1997, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)

10.58	Amendment to Management Services Agreement made as of October 1, 1998, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)
10.59

Amended and Restated Assignable Option Agreement, made as of September 2, 1998 and deemed to have been effective as of October 31, 1997, among Sierra Medical Management, Inc., Pegasus Medical Group, Inc. and Prospect Medical Group, Inc.(2)

10.60	Assignment and Assumption Agreement, by Marvin L. Ginsburg, M.D. Medical Corporation d/b/a A.V. Western Medical Group, Inc. to Pegasus Medical Group, Inc.(2)
10.61	Collateral Assignment of Transaction Documents, dated as of October 31, 1997, between Sierra Medical Management, Inc. and Imperial Bank(2)
10.62	Security Agreement (Physician Group), dated as of October 31, 1997, between Pegasus Medical Group, Inc. and Sierra Medical Management, Inc.(2)
10.63	Amendment Number One to Security Agreement dated as of July 6, 1999 between Pegasus Medical Group, Inc. and Sierra Medical Management, Inc.(1)
10.64	Intentionally Omitted.
10.65	Form of $11,500,000 Amended and Restated Secured Revolving Note, dated July 3, 1999, executed by Prospect Medical Holdings, Inc. and made payable to Imperial Bank(1)
10.66	First Amendment to Amended and Restated Secured Revolving Note dated as of October 25, 2000 between Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.67

Third Amendment to Amended and Restated Secured Revolving Note dated as of October 25, 2000 between Comerica Bank-California, successor by merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)

10.68

Fifth Amendment to Amended and Restated Secured Revolving Note dated as of September 24, 2003, between Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank, and Prospect Medical Holdings, Inc.(1)

10.69	Term Loan Note dated October 25, 2000 in the original principal amount of $5,000,000 by Prospect Medical Holdings, Inc. in favor of Imperial Bank(1)
10.70	First Amendment to Term Loan Note entered into as of November 3, 2001 between Comerica Bank-California, successor-by-merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.71	Second Amendment to Term Loan Note entered into as of February 1, 2002 between Comerica Bank-California, successor by merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.72	Third Amendment to Term Loan Note dated as of July 12, 2002 between Comerica Bank-California, successor by merger to Imperial Bank and Prospect Medical Holdings, Inc.(1)
10.73

Fourth Amendment to Term Loan Note dated as of September 24, 2003, between Comerica Bank, successor-by-merger to Comerica Bank-California, successor-by-merger to Imperial Bank, and Prospect Medical Holdings, Inc.(1)

10.74	Amended and Restated Warrant, issued as of February 6, 1998, by Prospect Medical Holdings, Inc. to Imperial Bank.(2)
10.75	Consulting Agreement, dated as of March 1, 1998, between Sierra Primary Care Medical Group, Inc. and Sinnadurai E. Moorthy, M.D.(2)
10.76	Employment Agreement made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.77	Form of Partnership Agreement dated July 1, 1999 between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group(1)
10.78	Intentionally Omitted.
10.79	Forbearance Agreement, dated as of January 25, 2002, between Prospect Medical Group, Inc. and Prospect Medical Holdings, Inc.(1)
10.80	Amendment to Forbearance Agreement, effective May 30, 2003, between Prospect Medical Group, Inc. and Prospect Medical Holdings, Inc.(1)
10.81	Collateral Substitution Agreement, dated as of January 25, 2002, between Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Foothill City, Ltd.(1)
10.82	Continuing Guaranty, effective May 30, 2003, by Jacob Y. Terner, M.D., in favor of Prospect Medical Group, Inc.(1)
10.83	Amendment to Collateral Substitution Agreement, effective May 30, 2003, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., and Jacob Y. Terner, M.D.(1)
10.84	Pledge Agreement, effective May 30, 2003, between Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(1)
10.85	Form of Placement Agency Agreement, dated November 1, 2003, between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.86	Form of Amendment No. 1 to Placement Agency Agreement, dated December 30, 2003, between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.87	Form of Finder’s Fee Agreement, dated January 15, 2004, between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.88	Intentionally Omitted.
10.89

Form of Stockholders’ Agreement, dated January 15, 2004, by and among Prospect Medical Holdings, Inc., Spencer Trask Ventures, Inc., private placement purchasers of Series A Preferred Stock, “management stockholders” including Jacob Y. Terner, M.D., Catherine Dickson, Donna Vigil, R. Stewart Kahn and Linda Hodges, and “principal stockholders” including Spencer Trask Venture Investment Partners LLC, Paul Amir and the Herta and Paul Amir Family Trust(1)

10.90	Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.91	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.92

Participating Physician Group Provider Services Agreement, effective March 1, 1999, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and Professional Care Medical Group IPA, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.93

Health Net Medicare+Choice (M+C) Addendum to the March 1, 1999 Participating Physician Group Provider Agreement between Health Net and Professional Care Medical Group IPA, effective October 1, 1999 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.94

Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement between Professional Care Medical Group IPA and Foundation Health Systems, Inc., effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.95

Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement and all subsequent Amendments between Professional Care Medical Group IPA and Health Net Inc. Affiliates, formerly known as Foundation Health Systems Affiliates, effective October 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.96	Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement, between Professional Care Medical Group, IPA, and Health Net, Inc. Affiliates, effective April 14, 2003(1)
10.97

Assignment and Delegation of Participating Physician Group Provider Services Agreement and Consent to Assignment, effective as of October 1, 2003, between Professional Care Medical Group, IPA, Prospect Medical Group, and Health Net, Inc. Affiliates(1)

10.98

Amendment to the March 1, 1999 Participating Physician Group Provider Services Agreement between Professional Care Medical Group, IPA and Health Net, Inc. Affiliates, as subsequently amended, effective January 1, 2004 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.99

CaliforniaCare Medical Services Agreement, effective November 1, 1999, between Blue Cross of California and Affiliates and Professional Care IPA Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.100

Amendment to the November 1, 1999 Blue Cross Medical Services Agreement between Blue Cross of California and its Affiliates and Professional Care IPA Medical Group executed November 29, 1999 and November 19, 1999, respectively(1)

10.101

Amendment to the November 1, 1999 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Professional Care IPA Medical Group, Inc. executed December 13, 1999 and November 30, 1999, respectively (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.102

Amendment to the November 1, 1999 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Professional Care IPA, effective as of January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.103	Business Associate Amendment supplementing November 1, 1999 CaliforniaCare Medical Services Agreement between Blue Cross of California and Professional Care IPA, effective April 14, 2003(1)
10.104	Assignment and Consent to Assignment between Professional Care IPA Medical Group, Inc., Prospect Medical Group, Inc. and Blue Cross of California and its Affiliates, effective October 1, 2003(1)
10.105

Blue Cross Senior Secure Medicare+Choice Medical Services Agreement, effective November 1, 1999, between Blue Cross of California and Affiliates and Professional Care IPA Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(1)

10.106	Amendment to November 1, 1999 Blue Cross Senior Secure Medicare Risk Professional Services executed December 3, 1999 and November 19, 1999, respectively(1)
10.107	Assignment and Consent to Assignment, effective October 1, 2003, between Professional Care IPA Medical Group, Inc., Prospect Medical Group, Inc. and Blue Cross of California and its Affiliates(1)
10.108

AIM Medical Services Agreement, effective May 1, 2001, between Blue Cross of California and Affiliates and Professional Care IPA Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.109

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective June 1, 1999, between PacifiCare of California, Inc. and Professional Care IPA Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.110

Amendment Number One to the June 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Professional Care IPA Medical Group, effective June 1, 1999 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.111

Amendment Number 1 to the June 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California and Professional Care IPA Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.112

Amendment to the June 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California and Professional Care IPA Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.113	Claims Management Agreement, among Prospect Medical Group, Professional Care IPA Medical Group and PacifiCare of California, effective October 1, 2003(3)
10.114	Notice Amendment to the June 1, 1999 PacifiCare of California Medical Group/IPA Services (Professional Capitation) Agreement, effective January 1, 2004(3)
10.115

HMO IPA Agreement, effective January 1, 2003, between Professional Care IPA Medical Group and California Physicians’ Service dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.116

Amendment No. 1 to HMO IPA/Medical Group Shared Provider Agreement between California Physicians’ Service dba Blue Shield of California and Professional Care IPA Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.117

Participating Physician Group Provider Services Agreement, effective January 1, 1998, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and Prospect Medical Group, Inc., a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.118	Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Foundation Health Systems Affiliate(s), effective January 1, 1998(3)
10.119

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Foundation Health Systems Affiliates, effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.120	Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement, between Prospect Medical Group and Health Net, Inc. Affiliates, effective February 19, 2001(3)
10.121

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Foundation Health Systems Affiliate(s), effective October 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.122

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group and Health Net, Inc. Affiliates, effective April 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.123

CaliforniaCare Medical Services Agreement, effective on January 1, 1997, between Blue Cross of California and Affiliates and Prospect Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.124	Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Prospect Medical Group, effective January 1, 1997(3)
10.125

Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Prospect Medical Group, effective January 1, 1997 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.126	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Affiliates and Prospect Medical Group, effective May 1, 1997(3)
10.127	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Affiliates and Prospect Medical Group, effective May 1, 1997(3)
10.128

Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Prospect Medical Group, effective August 1, 1997 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.129	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement by and between Blue Cross of California and its Affiliates and Prospect Medical Group, effective July 1, 1999(3)
10.130	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement by and between Blue Cross of California and its Affiliates and Prospect Medical Group, effective January 1, 1999(3)

10.131

Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Prospect Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.132

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Prospect Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.133

First Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.134

Second Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.135	Notice Amendment to the January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation)(3)
10.136

HMO IPA/Medical Group Shared Savings Provider Agreement between Prospect Medical Group Inc. and California Physicians’ Service, Inc. dba Blue Shield of California dated November 12, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.137

HMO IPA Agreement, effective November 1, 1995, between California Physicians’ Service dba Blue Shield of California and Prospect Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.138

Participating Physician Group Provider Services Agreement, effective January 1, 1998, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and Sierra Medical Group, Inc., a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.139

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Prospect Medical Group, Inc. on behalf of Sierra Medical Group and Foundation Health Systems Affiliate(s), effective November 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.140

Amendment to the January 1, 1998 Participating Physician Group Provider Services Agreement between Sierra Medical Group and Health Net, Inc. Affiliates, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.141

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) effective July 1, 1999, between PacifiCare of California, Inc. and Sierra Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.142

2001 Amendment to the July 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Sierra Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.143

Express Referrals Amendment to the July 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Sierra Medical Group, effective October 1, 2002(3)

10.144

Third Amendment to the July 1, 1999 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Sierra Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.145

Participating Physician Group Provider Services Agreement, effective June 1, 1998, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and A.V. Medical Group, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.146	Amendment to the June 1, 1998 Participating Physician Group Provider Services Agreement between A.V. Medical Group and Foundation Health Systems Affiliate(s), effective July 1, 1999(3)
10.147

Amendment to the June 1, 1998 Participating Physician Group Provider Services Agreement between A.V. Medical Group and Foundation Health Systems, effective November 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.148

Amendment to the June 1, 1998 Participating Physician Group Provider Services Agreement between A.V. Medical Group and Health Net, Inc. Affiliates, effective March 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.149

Participating Physician Group Provider Services Agreement, effective June 1, 2001, between the Health Net, Inc. Affiliate(s) identified in Addendum A to the Agreement and Northwest Orange County Medical Group, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.150

CaliforniaCare Medical Services Agreement, effective January 1, 1997, between Blue Cross of California and Affiliates and Northwest Orange County Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.151	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Affiliates and Northwest Orange County Medical Group, Inc., effective January 1, 1998(3)
10.152	Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Northwest Orange County Medical Group, effective January 1, 1999(3)

10.153

Amendment to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Northwest Orange County Medical Group, Inc., effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.154

PacifiCare of California Medical Group/IPA Services Agreement (Split Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Northwest Orange County Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.155

Amendment Number 1 to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Split Capitation) between PacifiCare of California and Northwest Orange County Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.156

Amendment Number 4 to PacifiCare of California Medical Group/IPA Services Agreement (Split Capitation) between PacifiCare of California and Northwest Orange County Medical Group, effective January 1, 2004 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.157

Health Plan and Physician Group Service Agreement, effective September 1, 1990, between CareAmerica Southern California, Inc. and Northwest Orange County Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.158

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective September 1, 1999(3)

10.159

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective December 1, 1999(3)

10.160

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective December 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.161

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.162

Amendment to September 1, 1990 Medicare+Choice Physician Group Service Agreement between California Physicians’ Service, Inc. dba Blue Shield of California and Northwest Orange County Medical Group, effective May 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.163

HMO IPA/Medical Group Shared Savings Provider Agreement, effective February 1, 2003, between Northwest Orange County Medical Group and California Physicians’ Service, Inc., dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.164

Amendment to HMO IPA/Medical Group Shared Savings Provider Agreement between California Physicians’ Service dba Blue Shield of California and Northwest Orange County Medical Group, effective February 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.165

CaliforniaCare Medical Services Agreement, effective January 1, 2001, between Blue Cross of California and Affiliates and Prospect Health Source Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.166

Letter of Agreement Serving as Addendum to the January 1, 2001 California Care Medical Services Agreement between Blue Cross of California and Prospect Health Source Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.167

Amendment to the January 1, 2001 CaliforniaCare Medical Services Agreement between Blue Cross of California and its Affiliates and Prospect Health Source Medical Group, effective January 1, 2001 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.168

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Prospect Health Source Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.169

First Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Health Source Medical Group, effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.170

Second Amendment to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California, Inc. and Prospect Health Source Medical Group, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.171

HMO IPA/Medical Group Shared Savings Provider Agreement, effective July 1, 2003, between Prospect Health Source Medical Group and California Physicians’ Service, Inc. dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.172

Amendment No. 1 to July 1, 2003 HMO IPA/Medical Group Shared Savings Provider Agreement between Prospect Health Source Medical Group and California Physicians’ Service, Inc. dba Blue Shield of California, effective July 1, 2003(3)

10.173

Participating Physician Group Provider Services Agreement, effective March 1, 1999, between the Foundation Health Systems Affiliate(s) identified in Addendum A to the Agreement and StarCare Medical Group dba Gateway Medical Group, a Participating Physician Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.174

Health Net Medicare+Choice (M+C) Addendum to the March 1, 1999 Participating Physician Group Provider Services Agreement between Health Net and StarCare Medical Group dba Gateway Medical Group, effective October 1, 1999(3)

10.175

Amendment to the Participating Physician Group Provider Services Agreement between Foundation Health Systems Affiliates and StarCare Medical Group dba Gateway Medical Group, effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.176

Amendment to the Participating Physician Group Provider Services Agreement between Foundation Health Systems Affiliates and StarCare Medical Group dba Gateway Medical Group, effective October 10, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.177

Amendment to the Participating Physician Group Provider Services Agreement between Health Net Inc., Affiliates and StarCare Medical Group dba Gateway Medical Group, effective February 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.178

CaliforniaCare Medical Services Agreement, effective January 1, 1997, between Blue Cross of California and Affiliates and Gateway Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(4)

10.179

Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Gateway Medical Group, effective January 1, 1997 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.180

Letter of Agreement Serving as Addendum to the January 1, 1997 CaliforniaCare Medical Services Agreement between Blue Cross of California and Gateway Medical Group (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.181

Amendment to the January 1, 2000 CaliforniaCare Medical Services Agreement between Blue Cross of California and StarCare Medical Group dba Gateway Medical Group, Inc., effective January 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.182

Amendment to the January 1, 2000 CaliforniaCare Medical Services Agreement between Blue Cross of California and Gateway Medical Group, effective July 1, 2000 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.183

Amendment to the January 1, 2000 CaliforniaCare Medical Services Agreement between Blue Cross of California and StarCare Medical Group dba Gateway Medical Group, Inc., effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.184

Californiakids Medical Services Agreement, effective February 1, 2000, between Blue Cross of California and Affiliates and Gateway Medical Group, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.185

Amendment to the January 1, 2000 Blue Cross Senior Secure Medicare+Choice Medical Services Agreement between Blue Cross of California and Affiliates and StarCare Medical Group dba Gateway Medical Group, Inc., effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.186

HMO IPA/Medical Group Shared Savings Provider Agreement, effective January 1, 2002, between Starcare Medical Group Inc., dba Gateway Medical Group, Inc. and California Physicians’ Service, Inc., dba Blue Shield of California (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.187

First Amendment to January 1, 2002 HMO IPA/Medical Group Shared Savings Provider Agreement between Starcare Medical Group Inc., dba Gateway Medical Group, Inc. and California Physicians’ Service, Inc., dba Blue Shield of California effective February 1, 2002(3)

10.188

PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation), effective January 1, 2001, between PacifiCare of California, Inc. and Gateway Physicians Medical Associates, Inc. (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934(3)

10.189

Amendment Number 1 to January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement (Professional Capitation) between PacifiCare of California and Gateway Physicians Medical Associates, Inc., effective January 1, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.190

Business Associate Amendment to the January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement between PacifiCare of California, Inc. and Gateway Physicians Medical Associates, Inc.(3)

10.191

Letter Amendment to the January 1, 2001 PacifiCare of California Medical Group/IPA Services Agreement between PacifiCare of California, Inc. and Gateway Physicians Medical Associates, Inc., dated November 15, 2002 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.192

Amendment Number 2 to the January 1, 2001 PacifiCare of California Medical Group/IPA (Professional Capitation) Services Agreement, between PacifiCare of California and Gateway Physicians Medical Associates, effective January 1, 2003 (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(3)

10.193	Form of Subscription Agreement dated as of January 15, 2004 between Prospect Medical Holdings and each purchaser of preferred stock(4)
10.194	Form of Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996(4)
10.195	Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(5)
10.196	Amended and Restated Assignable Option Agreement dated September 27, 2004, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc.,and Jacob Y. Terner, M.D.(5)

10.197	Management Services Agreement effective as of May 19, 2003, by and between Sierra Medical Management, Inc. and Antelope Valley Medical Associates, Inc.(5)
10.198

Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(5)

10.199

Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(5)

10.200

Security Agreement, effective as of March 1, 2004, entered into between Prospect NWOC Medical Group, Inc. dba Prospect Northwest Orange County Medical Group, Inc., and Prospect Medical Systems, Inc.(5)

10.201	Security Agreement, effective as of January 1, 2001, entered into between Prospect Health Source Medical Group, Inc. and Prospect Medical Systems, Inc.(5)
10.202	Security Agreement, effective as of February 1, 2004, entered into between StarCare Medical Group, Inc. dba Gateway Medical Group, Inc. and Pinnacle Health Resources(5)
10.203	Security Agreement effective as of February 1, 2004, entered into between APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc. and Pinnacle Health Resources(5)
10.204	Security Agreement, effective as of August 1, 1999, entered into between Nuestra Familia Medical Group and Prospect Medical Systems, Inc.(5)
10.205

Omnibus Amendment to Security Agreements dated as of September 27, 2004, entered into by and among Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, Prospect Medical Group, Inc., Santa/Ana Tustin Physicians Group, Inc., Sierra Primary Care Medical Group, A Medical Corporation, Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., StarCare Medical Group, Inc., and Nuestra Familia Medical Group(5)

10.206

Loan and Security Agreement entered into and effective as of September 27, 2004 among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Group, Inc., and each of the other Credit Parties(5)

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Loan and Security Agreement will be provided supplementally to the Commission upon request:

Exhibit A Supplemental Terms and Conditions, Exhibit B Advance Request & Receivables Information Borrowing Certificate, Exhibit C Revolving Credit Borrowing Base Certificate, Exhibit D Closing Checklist, Exhibit E Interest Statement, Exhibit F Form of Secretary’s/Clerk Certificate, Exhibit G Form of Compliance Certificate, Exhibit H Financial Covenants Calculation Worksheet, Exhibit I-1 Form of Revolving Credit Note, Exhibit I-2 Form of Term Note, Exhibit I-3 Form of Intercompany Note, Exhibit J Form of Assignable Option Agreement, Exhibit K Form of Credit Succession Agreement, Schedule 3.2.2(b) Existing Convertible Stock, Schedule 8.5 Litigation Matters, Schedule 8.7 Credit Party Information, Capitated Contracts and Transaction Documents, Schedule 8.9 Tax Matters, Schedule 8.10 Government And Other Offsets, Schedule 8.12 ERISA Matters, Schedule 8.13 Authorized Capital/Outstanding Capital, Schedule 8.15 Deposit Accounts, Schedule 8.16 Environmental Matters, Schedule 8.17 Insurance Policies, Schedule 8.18 Commercial Tort Claims, Schedule 8.19 Intellectual Properties, Schedule 8.20 Labor Matters, Schedule 8.21 Healthcare Filings, Schedule 9.7 Existing Liens, Schedule 9.8(b) Permitted Indebtedness, Schedule 9.10 Transactions With Affiliates, Schedule 9.17 Post-Closing Obligations, Schedule 10.1 Leases

10.207	Revolving Credit Note dated September 27, 2004, executed by Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., made payable to Residential Funding Corporation(5)
10.208	Term Note dated September 27, 2004, executed by Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., made payable to Residential Funding Corporation(5)
10.209

Subordinated Intercompany Note dated September 27, 2004, executed by Prospect Medical Holdings, Inc., Prospect Medical Systems, Inc., Pinnacle Health Resources, Nuestra Familia Medical Group, Inc., Prospect Medical Group, Inc., Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., StarCare Medical Group, Inc., Sierra Medical Management, Inc., Sierra Primary Care Medical Group, A Medical Corporation(5)

10.210

Credit Succession Agreement, dated September 27, 2004, entered into by and among Jacob Y. Terner, M.D., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, the following subsidiaries of Prospect Medical Group: Sierra Primary Care Medical Group, A Medical Corporation, Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., StarCare Medical Group, Inc. and Residential Funding Corporation(5)

10.211

Subordination Agreement dated September 27, 2004, by and among Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., each of the subsidiaries of Prospect Medical Group, Inc., signatory hereto, and Residential Funding Corporation(5)

10.212	Pledge Agreement, dated as of September 27, 2004 among Jacob Y. Terner, M.D. and Residential Funding Corporation(5)
10.213	Pledge Agreement, dated as of September 27, 2004 among Prospect Medical Group, Inc., and Residential Funding Corporation(5)
10.214	Pledge Agreement, dated as of September 27,2004 among Prospect Medical Holdings, Inc., and Residential Funding Corporation(5)
10.215	Pledge Agreement, dated as of September 27,2004 among Prospect Medical Systems, Inc., and Residential Funding Corporation(5)
10.216	Collateral Assignment of Transaction Documents has been executed and delivered as of September 27, 2004, by and between Sierra Medical Management, Inc., and Residential Funding Corporation(5)
10.217	Collateral Assignment of Transaction Documents has been executed and delivered as of September 27, 2004, by and between Pinnacle Health Resources and Residential Funding Corporation(5)
10.218	Collateral Assignment of Transaction Documents has been executed and delivered as of September 27, 2004, by and between Prospect Medical Systems, Inc., and Residential Funding Corporation(5)
10.219

Guaranty Inducement and Offset Agreement, dated as of September 27, 2004, entered into by and among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Prospect Medical Systems, Inc., Sierra Medical Management, Inc., and Pinnacle Health Resources, Sierra Primary Care Medical Group, A Medical Corporation, Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., and StarCare Medical Group, Inc., and Residential Funding Corporation(5)

10.220

Power of Attorney executed by Prospect Medical Holdings, Inc., Prospect Medical Systems, Inc., Sierra Medical Management, Inc., Pinnacle Health Resources, Prospect Medical Group, Inc., Sierra Primary Care Medical Group, A Medical Corporation, Santa Ana/Tustin Physician Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., and StarCare Medical Group, Inc., to Residential Funding Corporation, under that certain Loan and Security Agreement, dated as of September 27, 2004(5)

10.221	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among APAC Medical Group, Inc., and Residential Funding Corporation(5)
10.222	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Prospect Health Source Medical Group, Inc., and Residential Funding Corporation(5)
10.223	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Prospect Professional Care Medical Group, Inc., and Residential Funding Corporation(5)
10.224	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Nuestra Familia Medical Group, Inc., and Residential Funding Corporation(5)
10.225	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among Prospect NWOC Medical Group, Inc., and Residential Funding Corporation(5)
10.226	Form of Business Associate Agreement, effective September 27, 2004, entered into by and among StarCare Medical Group, Inc., and Residential Funding Corporation(5)
10.227

Form of Limited Consent, Omnibus Amendment No. 1 to the Loan Documents and Joinder Agreement, dated as of July 20, 2005, entered into by and among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Prospect Medical Management, Inc.(6)

10.228	Form of stock option agreement used for incentive stock options granted under the registrant’s 1998 Stock Option Plan, as amended(7)
10.229	Form of stock option agreement used for non-qualified stock options granted under the registrant’s 1998 Stock Option Plan, as amended(7)
10.230

Limited Consent, Omnibus Amendment No. 3 and Joinder Agreement to the Loan Documents among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Systems, Inc., Pinnacle Health Resources, Sierra Medical Management, Inc., Sierra Primary Care Medical Group, Nuestra Familia Medical Group, Inc., Santa Ana/Tustin Physicians group, Inc., Pegasus Medical Group, Inc. Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc. APAC Medical group, Inc., Starcare Medical Group, Inc., Prospect Hospital Advisory Services, Inc., and Genesis Healthcare of Southern California, Inc.(8)

14.1	Code of Ethics(8)
21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(3)
23.1	Consent of Ernst & Young, LLP(8)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(8)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)          Previously filed as an exhibit to our Form 10 registration statement (the “Form 10”) on May 27, 2004, and incorporated herein by reference.

(2)          Previously filed as an exhibit to our registration statement on Form S-1 (File No. 333-63801) on September 18, 1998, and incorporated herein by reference.

(3)          Previously filed as an exhibit to Amendment No. 1 to the Form 10 on May 27, 2004, and incorporated herein by reference.

(4)          Previously filed as an exhibit to Amendment No. 2 to the Form 10 on August 27, 2004, and incorporated herein by reference.

(5)          Previously filed as an exhibit to Amendment No. 3 to the Form 10 on October 21, 2004, and incorporated herein by reference.

(6)          Previously filed as an exhibit to our registration statement on Form S-1 (File No. 333-124915) on July 21, 2005, and incorporated herein by reference.

(7)          Previously filed as an exhibit to our Form 8-K report filed on September 20, 2005.

(8)          Filed herewith.