Form 10-Q
period 2005-12-31
PROSPECT MEDICAL HOLDINGS INC
filed 2006-02-14
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of February 6, 2006, was 6,878,628

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,418,765	$16,949,304
Investments, primarily restricted certificates of deposit	1,129,653	1,100,000

Risk pool receivables	3,773	57,267
Other receivables, net of allowances of $874,000 and $802,000 at December 31, 2005 and September 30, 2005	993,299	1,940,536
Notes receivable, current portion	58,216	52,160
Prepaid expenses and other	407,143	646,932
Deferred income taxes, net	1,607,953	1,904,137

Total current assets	$17,618,802	$22,650,336

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	804,956	726,973
Equipment	3,279,244	3,342,385

Furniture and fixtures	557,362	546,523
	4,682,182	4,656,501
Less accumulated depreciation and amortization	(3,582,231)	(3,454,282)
Property, improvements and equipment, net	1,099,951	1,202,219

Notes receivable, long term portion	563,711	572,979
Deposits	500,007	583,226

Goodwill	38,623,321	31,404,328
Other intangible assets, net	1,993,346	1,317,614
Total assets	$60,399,138	$57,730,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$12,262,202	$11,532,328
Accounts payable and other accrued liabilities	6,577,349	9,799,968
Current maturities of long-term debt	2,800,000	2,000,000
Total current liabilities	21,639,551	23,332,296

Long-term debt, less current maturities	8,800,000	6,166,667
Deferred income taxes	1,000,180	1,045,696
Other long-term liabilities	185,000	185,000
Total liabilities	31,624,731	30,729,659
Minority interest	67,003	65,405

Shareholders’ equity:

Common stock, $0.01 par value; 40,000,000 shares authorized 6,845,362 and 6,640,362 shares issued and outstanding at December 31, 2005 and September 30, 2005	68,454	66,403
Additional paid-in capital	19,040,413	18,373,487
Retained earnings	9,598,537	8,495,748
Total shareholders’ equity	28,707,404	26,935,638

Total liabilities and shareholders’ equity	$60,399,138	$57,730,702

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31
	2005	2004

Revenues	$33,464,759	$33,280,836
Cost of Revenues	24,486,216	24,800,612

Gross margin	8,978,543	8,480,224

Operating expenses:
General and administrative	7,131,074	6,572,811
Depreciation and amortization	322,017	233,230
Total operating expenses	7,453,091	6,806,041

Operating income from unconsolidated joint venture	346,162	241,078

Operating income	1,871,614	1,915,261

Other (income) expense:
Investment income	(234,473)	(77,701)

Interest expense	257,517	177,722
Total other (income) expense, net	23,044	100,021

Income before income taxes	1,848,570	1,815,240
Provision for income taxes	744,183	728,159

Net income before minority interest	1,104,387	1,087,081

Minority interest	1,598	384

Net income	$1,102,789	$1,086,697

Net income per common share:
Basic	$0.16	$0.25
Diluted	$0.14	$0.13
Weighted average common shares outstanding:
Basic	6,700,579	4,344,525
Diluted	7,755,789	8,682,550

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2005	2004
Operating activities
Net income	$1,102,789	$1,086,697
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	322,017	233,230
Provision for bad debts	72,457	17,746
Gain on disposal of assets	151	—
Deferred income taxes, net	250,668	392,145
Change in deferred compensation	-	29,389
Changes in operating assets and liabilities:
Risk pool receivables	53,494	(150,000)
Other receivables	879,278	(1,235,499)
Prepaid expenses and other	241,836	(52,687)
Income taxes	(814,439)	(612,776)
Deposits	22,839
Accrued medical claims and other health care costs payable	(267,989)	135,224
Accounts payable and other accrued liabilities	(3,092,319)	(2,517,144)

Net cash used in operating activities	(1,229,218)	(2,673,675)

Investing activities
Purchases of property, improvements and equipment	(33,202)	(35,937)
Proceeds from notes receivable	3,212	108,928
Cash paid for acquisitions, net of cash received	(6,596,080)	—
Increase in restricted certificates of deposit	(136)	(138,029)
Capitalized expenses related to acquisitions	—	(2,074)
Other investing activities	1,598	384
Net cash used in investing activities	(6,624,608)	(66,728)

Financing activities
Borrowings from term loan	4,000,000	—
Repayments on notes payable and capital leases	(566,667)	(508,554)
Proceeds (expenses) from issuance of common and preferred stock	668,977	(171,737)
Tax benefit from options exercised	220,977	—
Net cash provided by (used in) financing activities	4,323,287	(680,291)

Net decrease in cash and cash equivalents	(3,530,539)	(3,420,694)

Cash and cash equivalents at beginning of period	16,949,304	20,330,754

Cash and cash equivalents at end of period	$13,418,765	$16,910,060

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$866,000	$2,295,784
Interest	$257,517	$177,722

Details of businesses acquired:
Fair value of assets acquired	$9,496,212	$—
Liabilities assumed or created	(1,461,024)	—
Less cash acquired	1,439,108	—
Net cash paid for acquisitions	$6,596,080	$—

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended September 30, 2005. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the September 30, 2005 audited financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our September 30, 2005 audited financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force (ETIF) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2006.

Revenues are comprised of the following amounts:

	Three Months Ended December 31,
	2005	2004
Capitation	$32,618,106	$32,518,763
Fee for service	565,750	500,281
Management fees	275,067	212,763
Other	5,836	49,029
Total revenues	$33,464,759	$33,280,836

3.  Stock Based Compensation

The Company has stock option agreements with certain directors, officers and employees. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” by applying the modified prospective method. SFAS 123(R) requires compensation cost for all share-based payments (including employee stock options) to be measured at fair value and eliminates the intrinsic value method previously permitted under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and SFAS No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation costs were recognized only to the extent the market price of the underlying stock exceeded the exercise price on the date of grant. Since the Company generally issues shared-based awards at or above the market price of the underlying stock, these equity awards have not historically resulted in compensation expense.

Under the modified prospective method, compensation cost is recognized for all awards granted, modified or settled subsequent to the adoption date, or where the requisite service period has not been completed prior to the date of adoption. Compensation cost for awards granted prior to, but not vested as of the adoption date would be based on the same estimated grant-date fair value previously used for pro forma disclosure purposes under SFAS No. 123. Compensation costs for awards granted, modified, or settled after the adoption date will be measured and recognized in the financial statements, net of estimated forfeitures over the awards’ service period, in accordance with SFAS No. 123(R). The Company will continue to use the Black-Scholes option pricing model to estimate the fair value of options granted. The adoption of SFAS No. 123R did not result in adjustments that are required to be reported as the cumulative effect of a change in accounting principle. Equity-based compensation, if any, is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows.

The Company fully vested all remaining unvested portions of previously issued stock options in September 2005. Because none of the stock options whose vesting was accelerated had exercise prices below the market value of the Company’s stock, no expense was recognized upon the acceleration of vesting. Accordingly, no stock based compensation expense is reported for the first quarter of fiscal 2006. The Company did not make other changes to the terms of the options, which generally vest prorata over 2 years and expire after 5 years from the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation for the three month period ended December 31, 2004.

Net income, as reported	$1,086,697
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method, included in net income	29,389
Deduct: Stock-based employee compensation expense determined under the fair-value based method	(277,943)
Net adjustment	(248,554)
Pro forma net income	$838,143

Earnings per share:
Basic—as reported	$0.25
Basic—pro forma	$0.19
Diluted—as reported	$0.13
Diluted—pro forma	$0.10

During the quarter ended December 31, 2005, options for 205,000 common shares were exercised for net proceeds of approximately $448,000 and 2,000 options were forfeited. The Company realized net tax benefits of $220,977 from these exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital.

The fair value of these options granted during the three month period ended December 31, 2004 (prior to the Company becoming a public reporting entity) was estimated at the date of grant using the Minimum Value option pricing model, with the following weighted average assumptions:

Expected market price of the Company’s common stock on the date of grant	$6.45
Weighted average expected life of the options	4 years
Risk-free interest rate	3.50%
Dividend yield	0.00%

4.  Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended December 31
	2005	2004
Basic earnings per common share:
Numerator — net income	$1,102,789	$1,086,697

Denominator — weighted average number of common shares outstanding	6,700,579	4,344,525

Basic earnings per common share	$0.16	$0.25

Diluted earnings per common share:
Numerator — net income	$1,102,789	$1,086,697

Denominator:
Weighted average number of common shares outstanding	6,700,579	4,344,525
Dilutive stock options, warrants and preferred shares	1,055,210	4,338,025
	7,755,789	8,682,550

Diluted earnings per common share	$0.14	$0.13

5.  Related Party Transactions

We have an employment agreement with our Chief Executive Officer, Jacob Y. Terner, which has been extended for a three-year term that ends on August 1, 2008 and provides for compensation of $250,000 per year. The agreement further provides that if we terminate Dr. Terner’s employment without cause, we will be required to pay him $12,500 for each month of past service as our Chief Executive Officer, commencing as of July 31, 1996. Effective September 8, 2004, the Company’s maximum contingent obligation under this termination provision was frozen at $1,237,500.

Prospect Medical Group, Inc. (PMG), which is wholly owned by Dr. Terner, and whose accounts are consolidated in these financial statements under EITF 97-2, maintains an intercompany account receivable due from Prospect Medical Holdings, Inc. The intercompany receivable was created in connection with previous acquisitions. In the event that PMG is required by the health maintenance organizations (HMO’s) or regulatory agencies to maintain a positive tangible net equity and positive working capital, Dr. Terner had previously agreed to personally guarantee the intercompany account receivable due from Prospect Medical Holdings, Inc. up to a level sufficient to enable PMG to attain positive tangible net equity and working capital.

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

6.  Long Term Debt

Long-term debt at December 31 and September 30, 2005 consists of the following:

	December 31, 2005	September 30 2005
Term loan	$11,600,000	$8,166,667
Revolving credit facility, interest at prime rate plus applicable margin	—	—

Less current maturities	(2,800,000)	(2,000,000)
	$8,800,000	$6,166,667

On September 27, 2004, the Company entered into a new senior secured credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off its existing term loan and revolving credit facility with another lender. The Company borrowed $5,000,000 on the RFC revolving credit facility on September 29, 2004, which was repaid on October 4, 2004 and borrowed $5,000,000 on December 30, 2004 which was repaid on January 3, 2005. No amounts are outstanding under the credit facility at December 31, 2005.

The RFC revolving credit facility commitment is for three years, with interest at prime plus 0.5% per annum and an unused line fee of 0.25% per annum. The RFC term loan requires principal payments of $166,667 per month until September 27, 2007, at which time the entire remaining unpaid balance is due. Interest is payable monthly on the outstanding balance at prime plus 2.0% per annum.. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without consent, from using the net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

The Company exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. The actual senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004 was 1.57 and 1.51, respectively. Effective April 7, 2005, RFC waived these covenant violations and agreed to exclude certain items from the covenant computations for a twelve month period, the exclusion of which enabled the Company to meet the minimum fixed charge coverage ratio at December 31, 2004. We have been in compliance with all required RFC covenants for all subsequent periods.

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with an additional term loan of $4,000,000, on terms identical to our existing term loan. This additional term loan requires monthly principal payments of $66,667 until September 27, 2007, at which time the remaining unpaid balance is due.

7.  Acquisitions

On November 1, 2005, Prospect Medical Group, Inc, acquired the outstanding common stock of Genesis HealthCare of Southern California (Genesis) for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company’s existing cash and a $4,000,000 term loan from RFC. Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition based on the preliminary purchase price allocation:

Current assets	$1,445,653
Goodwill	7,218,994
Identifiable intangibles	800,000
Other assets acquired	31,565
Total assets	$9,496,212
Current liabilities	1,461,024
Long-term liabilities	—
Total liabilities assumed	1,461,024
Total purchase price (including $35,188 in transaction costs)	$8,035,188

Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payments will be paid to or received from the seller. The agreement also guarantees a minimum amount of risk pool incentives for the 2005 calendar year. If actual amounts are less, we will receive $500,000 from the seller in addition to any other amounts due. This amount will be recorded as a purchase price adjustment if and when received. The seller also provides customary indemnification of up to $1.5 million for eligible non-medical and non-tax claims submitted within a two year period. The indemnification limit is reduced ratably over the 24 months. In conjunction with the acquisition, we have entered into an employment agreement with the sole selling shareholder of Genesis and 2 of its employees.

The following unaudited pro forma information for the quarters ended December 31, 2005 and 2004 gives effect to the Genesis acquisition as if it had occurred on October 1, 2004.  Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

	Quarter ended December 31
	2005	2004
	(unaudited)
Net revenue	$34,316,687	$35,538,057
Net income	1,171,697	1,295,724
Basic earnings per share	$0.17	$0.30
Diluted earnings per share	$0.15	$0.15

8.  Investment in Brotman Medical Center, Inc. (Hospital)

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

We are not obligated, nor do we have any current intention, to invest any additional monies in the Hospital. Based on the Hospital’s current significant operating deficits, uncertain ability to increase revenues and cut costs and limited capital, we concluded that our remaining investment in Brotman Medical Center was impaired and wrote off our entire investment in the Hospital as of September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements for the year ended September 30, 2005 appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange on December 27, 2005 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

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

Through our management subsidiaries — Prospect Medical Systems and  Sierra Medical Management  — we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, utilization management, quality assurance, medical management, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

Our management subsidiaries currently provide management services to thirteen affiliated physician organizations, which include Prospect Medical Group, eleven other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which Prospect Medical Group owns a 50% interest.  We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations.  Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

The thirteen affiliated physician organizations provide medical services to a combined total of approximately 184,400 HMO enrollees at December 31, 2005, including the AMVI Prospect Health Network enrollees. We manage approximately 177,200 enrollees for our own economic benefit, and 7,200 enrollees for the economic benefit of our partner in this joint venture, for which we earn a management fee.

Currently, our affiliated physician organizations have contracts with approximately twelve HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups and government payors or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee paid by the HMOs.

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

Operating revenue of the Company consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Management fees comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture and providing hospital advisory services for the managed care business at Brotman Medical Center beginning September 1, 2005.

Revenues are comprised of the following amounts:

	Three months ended December 31,		% of Increase (Decrease)
	2005	2004
Capitation	$32,618,106	$32,518,763	0%
Fee for service	565,750	500,281	13%
Management fees	275,067	212,763	29%
Other	5,836	49,029	(88% )
Total	$33,464,759	$33,280,836	(1% )

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

Member Category	As of December 31, 2005	As of December 31, 2004
Commercial	156,700	162,500
Senior	13,400	14,500
MediCal – owned	7,200	7,200
MediCal – managed	7,100	7,100

Total	184,400	191,300

The following table details total paid member months, by member category, for the three-month periods ended December 31, 2005 and 2004:

	Three months ended December 31,		% of Increase (Decrease)
	2005	2004
Commercial	452,100	488,600	(7)%
Senior	39,000	44,100	(12)%
MediCal - owned	21,400	21,600	(1)%
MediCal - managed	22,100	22,000	0%

Total	534,600	576,300	(7)%

Our operating expenses include expenses related to the provision of medical care services (cost of revenues) and general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include payments to contracted primary care physicians (PCP), payments to contracted specialists and the cost of employed physicians at the Company’s medical clinics. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three month periods ended December 31, 2005 and 2004:

	Three months ended December 31,		% Increase (Decrease)
	2005	2004
Revenues:
Capitation	$32,618,106	$32,518,763	0.3%
Fee for service	565,750	500,281	13.1%
Management fees	275,067	212,763	29.3%
Other	5,836	49,029	(88.1)%

Total revenues	$33,464,759	$33,280,836.6%

Cost of revenues:
PCP capitation	5,904,310	6,435,391	(8.3)%

Specialists capitation	5,404,434	5,850,573	(7.6)%
Claims expense	12,206,647	12,094,408	0.9%
Physician salaries	691,025	435,241	58.8%
Other cost of revenues	279,800	(15,001)	(1965.2)%

Total cost of revenues	24,486,216	24,800,612	(1.3)%

Gross margin	8,978,543	8,480,224	5.9%

General and administrative expenses	7,131,074	6,572,811	8.5%
Depreciation and amortization expense	322,017	233,230	38.1%
Total operating expenses	7,453,091	6,806,041	9.5%

Income from unconsolidated joint venture	346,162	241,078	43.6%

Operating income	1,871,614	1,915,261	(2.3	) %

Other (income) expense, net	23,044	100,021	(77.0)%

Income before income taxes	1,848,570	1,815,240	1.8%

Provision for income taxes	744,183	728,159	2.2%

Minority interest	1,598	384	316.1%

Net income	$1,102,789	$1,086,697	1.5%

The following table sets forth selected operating items, expressed as a percentage of total revenues:

	Three Months Ended December 31,
	2005	2004
Revenues:
Capitation	97%	98%
Fee for service revenue	2%	1%
Management fees	1%	1%
Other	0%	0%
Total revenues	100%	100%

Cost of revenues:
PCP capitation	18%	19%
Specialists capitation	16%	18%
Claims expense	36%	36%
Physician salaries	2%	2%
Other cost of revenues	1%	0%
Total cost of revenues	73%	75%

Gross margin	27%	25%

General and administrative expenses	21%	20%
Depreciation and amortization expense	1%	1%
Total operating expenses	22%	21%

Income from unconsolidated joint venture	1%	1%

Operating income	6%	5%

Other (income) expense, net	1%	0%

Income before income taxes	5%	5%

Provision for income taxes	2%	2%

Minority interest	0%	0%

Net income	3%	3%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Capitation Revenue

Capitation revenue for the three months ended December 31, 2005 was $32,618,106, representing an increase of $99,343 (0.3%) over capitation revenue for the three months ended December 31, 2004, of $32,518,763.

The increase is comprised of three main factors. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $2,800,000 in increased capitation revenue during the 2005 period as compared to the 2004 period. We estimate that enrollment declines reduced capitation revenue by approximately $4,500,000 during the 2005 period, as compared to the 2004 period. The acquisition of Genesis increased capitation revenue by approximately $1,800,000 for the 2005 period.

Fee for Service Revenue

Fee for service revenue for the three months ended December 31, 2005 was $565,750, representing an increase of $65,469 (13.1%) over fee for service revenue for the three months ended December 31, 2004, of $500,281.

The increase in fee for service revenue during the 2005 quarter was primarily the result of improved facilities at our medical clinics which had recently completed a major renovation in the 2004 period.

Management Fee Revenue

Management fee revenue for the three months ended December 31, 2005 was $275,067, representing an increase of $62,304 (29.3%) over management fee revenue for the three months ended December 31, 2004, of $212,763.

The increase in management fee revenue during the 2005 quarter was primarily the result of a new management contract with Brotman Medical Center.

Other Revenue

Other revenue for the three months ended December 31, 2005 was $5,836, representing a decrease of $43,193 (88.1%) from other revenue for the three months ended December 31, 2004, of $49,029.

The decrease in other revenue during the 2005 quarter was primarily the result of lower incentives received from our contracted Health Plans.

PCP Capitation Expense

Primary Care Physician (“PCP”) capitation expense for the three months ended December 31, 2005 was $5,904,310, representing a decrease of $531,081 (8.3%) from PCP capitation expense for the three months ended December 31, 2004, of $6,435,391.

This decrease in PCP capitation expense during the 2005 period, as compared to the 2004 period resulted primarily from the enrollment declines discussed above.

Specialist Capitation Expense

Specialist capitation expense for the three months ended December 31, 2005 was $5,404,434, representing a decrease of $446,139 (7.6%) from specialist capitation expense for the three months ended December 31, 2004, of $5,850,573.

This decrease in specialist capitation expense resulted primarily from the enrollment declines discussed above and a slight increase in specialist expenses that were paid on a fee-for-service basis as opposed to a capitation basis.

Claims Expense

Claims expense for the three months ended December 31, 2005 was $12,206,647, representing an increase of $112,239 (0.9%) over claims expense for the three months ended December 31, 2004, of $12,094,408.

This increase in claims expense resulted primarily from the increase in specialist expenses paid on a fee-for-service basis as opposed to a capitation basis, which was partially offset by enrollment declines.

Physician Salaries Expense

Physician salaries expense for the three months ended December 31, 2005 was $691,025, representing an increase of $255,784 (58.8%) over physician salaries expense for the three months ended December 31, 2004, of $435,241.

The increase in physician salaries expense during the 2005 quarter was primarily the result of higher bonus accruals compared to the 2004 quarter.

Other Cost of Revenues

Other cost of revenue for the three months ended December 31, 2005 was $279,800, representing an increase of $294,801 (1965.2%) over other cost of revenues for the three months ended December 31, 2004, of ($15,001).

The increase in other cost of revenues during the 2005 quarter was primarily the result of an increase in the level of certain pharmacy and injectibles.  In the 2004 quarter there was a stoploss recovery that offset costs in that quarter.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin increased by 1.3%, to 26.8% in the 2005 quarter, from 25.5% in the 2004 quarter.

The increase in our gross margin percentage between the 2004 and 2005 periods was the result of the decrease in PCP and specialist capitation as a percent of total revenues by 1.7% and 1.4%, respectively, compared to the same quarter in 2004.  This was offset by an increase in the physician compensation of 0.8% and other cost of sales as a percent of sales by 0.9% compared to the same quarter in 2004.

General and Administrative Expenses

General and administrative expenses were $7,131,074 for the 2005 quarter, representing 21.3% of total revenues, as compared with $6,572,812, or 19.7% of total revenues, for the 2004 quarter.

The increase in general and administrative expenses during the 2005 quarter was primarily the result of increased cost of outside services related to target acquisitions, information technology assistance, and software licensing costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2005 increased to $322,017 from $233,230 for the same period of the prior year. The increase was primarily due to accelerating, effective April 1, 2005, the rate of amortization of identifiable intangible assets from prior acquisitions from 90-100 months down to 50-54 months, as well as depreciation expense associated with increased capital expenditures. Amortization of $44,000 was recorded for Genesis acquisition pending finalization of the purchase price allocation.

Other Income (Expense),Net

Other income (expense), net for the three months ended December 31, 2005 decreased to a net expense of $23,044 from a net expense of $100,021 for the same period of the prior year. The decrease in net expense during the 2005 period was primarily due to increased investment income, partially offset by additional interest expense on the $4 million RFC term loan in conjunction with the Genesis acquisition on November 1, 2005.

Provision for Income Taxes

Income tax expense increased approximately 2.2%, or $16,024, to $744,183 for the 2005 quarter, from $728,159 in the 2004 quarter. The effective tax rate for the 2005 quarter was consistent to the 2004 quarter at 40.3% and 40.1%, respectively.

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

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements and maximize investment return. As of December 31, 2005, we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit. These restricted certificates of deposit, with an average maturity of approximately 75 days as of December 31, 2005, are included in short-term investments in the accompanying financial statements as they are available to pay medical claims upon termination of the HMO contracts.

Net cash used by operations was $1,229,218 for the three months ended December 31, 2005 and $2,673,675 for the three months ended December 31, 2004. The decrease in net cash used by operations for the three months ended December 31, 2005 when compared to the three months ended December 31, 2004 was primarily due to the following factors:

•	Changes in risk pool receivable balances, a source of $53,494 in the three months ended December 31, 2005 compared to a use of $150,000 in the three months ended December 31, 2004;

•	Collection of other receivables, a source of $879,278 in the three months ended December 31, 2005 compared to a use of $1,235,499 in the three months ended December 31, 2004;

•	Changes in prepaid expenses and other, a source of $241,836 in the three months ended December 31, 2005 compared to a use of $52,687 in the three months ended December 31, 2004;

These were offset in part by the following:

•	Changes in medical claims liabilities, which were a use of $267,989 in the three months ended December 31, 2005 compared to a source of $135,224 in the three months ended December 31, 2004;

•

Changes in accounts payable and other accrued liabilities, a use of $3,092,319 for the three months ended December 31, 2005 compared to a use of $2,517,144 for the three months ended December 31, 2004;

We also incurred net cash use of $2,301,321 in investing and financing activities:

•	Cash paid for acquisition, net of cash received, a use of $6,596,080 for the three months ended December 31, 2005 compared to none the for the three months ended December 31, 2004;

•	$4,000,000 from a term loan to finance the Genesis acquisition in the three months ended December 31, 2005 compared to none in the three months ended December 31, 2004; and

•	Issuance of common stock, a source of $668,977 in the three months ended December 31, 2005 compared to a use of $171,737 in the three months ended December 31, 2004.

At December 31, 2005, we had negative working capital of $4,020,749 as compared to negative working capital of $681,960 at September 30, 2005. At December 31, 2005 and September 30, 2005, cash and cash equivalents were $13,418,765 and $16,949,304 respectively. The reduction in cash and working capital is primarily due to the $8 million Genesis acquisition, net of $4 million in related debt financing.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of December 31, 2005, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months. At December 31, 2005, we had approximately $3.5 million available under the RFC credit facility for working capital needs.

Contractual Obligations

In our annual report on Form 10-K filed on December 27, 2005, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of December 31, 2005 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th  through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of December 31, 2005 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st  through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,400,000
(2)%	$2,300,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,300,000)
3%	$(3,400,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(600,000)
(2)%	$(400,000)
(1)%	$(200,000)
1%	$200,000
2%	$400,000
3%	$600,000

Additionally, for each 1% (hypothetical) difference between our December 31, 2005 estimated claims liability (of $12,262,202) and the actual claims incurred run-out, net income for the three months ended December 31, 2005 would increase or decrease by approximately $75,000, while diluted net income per share would increase or decrease by approximately $0.01 per share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the three months ended December 31, 2005:

2005
IBNR as of beginning of period	$11,532,328
Health care claim expenses incurred during the period related to:
Current year	12,520,470
Prior years	(313,823)
Total incurred	12,206,647
Health care claims paid during the period related to:
Current year	(3,679,355)
Prior years	(8,795,281)
Total paid	(12,474,636)

IBNR acquired during the period	997,863
IBNR as of end of period	$12,262,202

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

As of December 31, 2005, we had cash and cash equivalents of $13,418,765. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in Federal Home Loan bonds and overnight, high yield money market funds. We also had $1,129,653 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Our variable rate term loan with Residential Funding Corporation, with a balance of $11,600,000 at December 31, 2005, requires monthly principal payments of $233,334 and monthly interest payments at prime plus 2% per annum. The fair value of this debt instrument is affected by changes in market interest rates. As of December 31, 2005, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance: We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase. We have supplemented our internal project team with the services of an outside specialist. Although we have made this project a priority for the Company, there can be no assurances that all control deficiencies that may be identified and validated will be remediated before the required due date of September 30, 2007, or September 30, 2006 if the Company becomes an accelerated filer as of March 31, 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Management believes that each of the securities transactions during the period covered by this report that is described in the table below was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as referenced in the notes accompanying the table:

Date	Title	Amount		Consideration	Recipient
10/2005	Common Stock	25,000 shares	(1)	$31,250	Option holder

(1)                                  These shares of common stock were issued upon exercise of outstanding options in reliance on the exemption for non-public offerings provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

The following documents are being filed as exhibits to this report:

Exhibit No.	Title

10.1	Amendment No. 2, dated as of August 1, 2005, to Employment Agreement, dated as of August 1, 1999, between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

February 10, 2005	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 10, 2005	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer (Principal Financial Officer)