Form 10-Q
period 2006-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2006-05-15
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 8, was 6,922,828.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,033,876	$16,949,304
Investments, primarily restricted certificates of deposit	835,153	1,100,000
Risk pool receivables	450,000	57,267
Other receivables, net of allowances of $667,000 and $802,000 at March 31, 2006 and September 30, 2005	866,159	1,940,536
Notes receivable, current portion	49,676	52,160
Prepaid expenses and other	735,115	646,932
Refundable income taxes	1,393,252	—
Deferred income taxes, net	1,537,970	1,904,137
Total current assets	21,901,201	22,650,336

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	986,827	726,973
Equipment	3,311,815	3,342,385
Furniture and fixtures	561,134	546,523
	4,900,396	4,656,501
Less accumulated depreciation and amortization	(3,713,051)	(3,454,282)
Property, improvements and equipment, net	1,187,345	1,202,219

Notes receivable, long term portion	558,034	572,979
Deposits	546,438	583,226
Goodwill	38,623,322	31,404,328
Other intangible assets, net	1,726,164	1,317,614
Total assets	$64,542,504	$57,730,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$11,695,000	$11,532,328
Accounts payable and other accrued liabilities	8,389,769	9,799,968
Current maturities of long-term debt and capital leases	4,800,000	2,000,000
Total current liabilities	24,884,769	23,332,296

Long-term debt, less current maturities	8,100,000	6,166,667
Deferred income taxes	1,066,930	1,045,696
Other long-term liabilities	185,000	185,000
Total liabilities	34,236,699	30,729,659
Minority interest	71,389	65,405

Shareholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 6,922,828 and 6,640,362 shares issued and outstanding at March 31, 2006 and September 30, 2005	69,228	66,403
Additional paid-in capital	19,337,428	18,373,487
Retained earnings	10,827,760	8,495,748
Total shareholders’ equity	30,234,416	26,935,638

Total liabilities and shareholders’ equity	$64,542,504	$57,730,702

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Revenues	$34,572,146	$32,330,622	$68,036,905	$65,611,458
Cost of revenues	23,963,663	23,656,214	48,449,879	48,456,826

Gross margin	10,608,483	8,674,408	19,587,026	17,154,632

Operating expenses:
General and administrative	8,461,134	6,550,266	15,592,208	13,123,077
Depreciation and amortization	335,573	263,680	657,589	496,910
Total operating expenses	8,796,707	6,813,946	16,249,797	13,619,987

Operating income (loss) from unconsolidated joint venture	330,732	(143,396)	676,893	97,682

Operating income	2,142,508	1,717,066	4,014,122	3,632,327

Other (income) expense:
Investment income	(204,722)	(99,407)	(439,189)	(177,388)
Interest expense	288,229	271,414	545,740	449,416
Total other (income) expense, net	83,507	172,007	106,551	272,028

Income before income taxes	2,059,001	1,545,059	3,907,571	3,360,299
Provision for income taxes	825,392	618,650	1,569,575	1,346,809

Net income before minority interest	1,233,609	926,409	2,337,996	2,013,490

Minority interest	4,386	4,561	5,984	4,945

Net income	$1,229,223	$921,848	$2,332,012	$2,008,545

Net income per common share:
Basic	$0.18	$0.20	$0.34	$0.45
Diluted	$0.15	$0.11	$0.29	$0.23
Weighted average shares outstanding:
Basic	6,887,286	4,549,828	6,792,907	4,446,048
Diluted	8,233,916	8,757,795	7,994,380	8,716,551

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2006	2005
Operating activities
Net income	$2,332,012	$2,008,545
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	657,589	496,910
Provision for bad debts	119,492	15,555
Loss on disposal of assets	151	—
Deferred income taxes, net	387,401	257,862
Change in deferred compensation	—	58,779
Changes in operating assets and liabilities:
Risk pool receivables	(392,733)	(137,608)
Other receivables	959,383	(93,859)
Prepaid expenses and other	(86,136)	(679,906)
Recoverable income taxes	(2,868,865)	(1,089,046)
Deposits and other assets	38,836	—
Accrued medical claims and other health care costs payable	(835,191)	(69,017)
Accounts payable and other accrued liabilities	(618,724)	(2,873,452)
Net cash used in operating activities	(306,785)	(2,105,237)

Investing activities
Purchases of property, improvements and equipment	(251,416)	(154,443)
Collections on note receivable	17,429	220,051
Cash paid for acquisitions, net of cash received	(6,596,080)	—
Decrease (increase) in restricted certificates of deposit	294,364	(638,115)
Capitalized expenses related to acquisitions	—	(5,250)
Other investing activities	5,984	4,945
Net cash used in investing activities	(6,529,719)	(572,812)

Financing activities
Borrowings from term loan	4,000,000	—
Net proceeds (repayments) on line of credit	2,000,000	(5,000,000)
Reduction of note payable and capital leases	(1,266,667)	(841,888)
Proceeds (expenses) from issuance of common and preferred stock	918,232	(201,663)
Tax benefit from options exercised	269,511	—
Net cash provided by (used in) financing activities	5,921,076	(6,043,551)

Net decrease in cash and cash equivalents	(915,428)	(8,721,600)

Cash and cash equivalents at beginning of period	16,949,304	20,330,754

Cash and cash equivalents at end of period	$16,033,876	$11,609,154

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$2,756,000	$3,513,124
Interest	$513,367	$376,846

Details of businesses acquired:
Fair value of assets acquired	$9,496,212	$—
Liabilities assumed or created	(1,461,024)	—
Less cash acquired	(1,439,108)	—
Net cash paid for acquisition	$6,596,080	$—

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended September 30, 2005. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the September 30, 2005 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our September 30, 2005 audited financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force (EITF) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2006.

Revenues are comprised of the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Capitation	$33,653,872	$31,411,215	$66,271,978	$63,929,977
Fee for service	558,015	563,323	1,123,765	1,063,604
Management fees	356,700	214,171	631,767	426,934
Other	3,559	141,913	9,395	190,943
Total revenues	$34,572,146	$32,330,622	$68,036,905	$65,611,458

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

Under the modified prospective method, compensation cost is recognized for all awards granted, modified or settled subsequent to the adoption date, or where the requisite service period has not been completed prior to the date of adoption. Compensation cost for awards granted prior to, but not vested as of the adoption date would be based on the same estimated grant-date fair value previously used for pro forma disclosure purposes under SFAS No. 123. Compensation costs for awards granted, modified, or settled after the adoption date are measured and recognized in the financial statements, net of estimated forfeitures over the awards’ service period, in accordance with SFAS No. 123(R). The Company will continue to use the Black-Scholes option pricing model to estimate the fair value of options granted. The adoption of SFAS No. 123R did not result in adjustments that are required to be reported as the cumulative effect of a change in accounting principle. Equity-based compensation, if any, is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows.

The Company fully vested all remaining unvested portions of previously issued stock options in September 2005. Because none of the stock options whose vesting was accelerated had exercise prices below the market value of the Company’s stock, no expense was recognized upon the acceleration of vesting. The Company did not make other changes to the terms of the options, which generally vest pro-rata over 2 years and expire after 5 years from the date of grant.

The pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and six months ended March 31, 2005 has been disclosed previously in our footnotes under provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. The previously-disclosed pro forma information is presented below.

	3 Months Ended March 31, 2005	6 Months Ended March 31, 2005
Net income, as reported	$921,848	$2,008,545
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method, included in net income	29,389	58,779
Deduct: Stock-based employee compensation expense determined under the fair-value based method	(41,496)	(319,439)
Net adjustment	(12,107)	(260,660)
Pro forma net income	$909,741	$1,747,885

Earnings per share:
Basic—as reported	$0.20	$0.45
Basic—pro forma	$0.20	$0.39
Diluted—as reported	$0.11	$0.23
Diluted—pro forma	$0.10	$0.20

During the six months ended March 31, 2006, options for 282,466 common shares were exercised for net proceeds of approximately $696,000 and 7,721 options were forfeited. The Company realized net tax benefits of $269,511 from these exercises. The tax benefits reduced income tax payable and increased additional paid-in capital.

During the six-month period ended March 31, 2006, the Company granted 500 fully vested options and recognized compensation expense of $1,745 which represents the grant date fair value of these share option awards.  The options have an exercise price of $6.75, which equals the fair value of the underlying Common Stock on the date of the grant.

The fair value of the options granted prior to the Company becoming a public reporting entity was estimated at the date of grant using the Minimum Value option model. The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Expected market price of the Company’s common stock on the date of grant	$6.75	$7.15	$6.75	$6.45 to $7.15
Weighted average expected life of the options	4 years	4 years	4 years	4 years
Risk-free interest rate	4.35%	4.17%	4.35%	3.50% to 4.17%
Volatility	63.00%	—	63.00%	—
Dividend yield	0.00%	0.00%	0.00%	0.00%

4. Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Basic earnings per common share:
Numerator – net income	$1,229,223	$921,848	$2,332,012	$2,008,545

Denominator – weighted average number of common shares outstanding	6,887,286	4,549,828	6,792,907	4,446,048

Basic earnings per common share	$0.18	$0.20	$0.34	$0.45

Diluted earnings per common share:
Numerator – net income	$1,229,223	$921,848	$2,332,012	$2,008,545

Denominator:
Weighted average number of common shares outstanding	6,887,286	4,549,828	6,792,907	4,446,048
Diluted stock options, warrants and preferred shares	1,346,630	4,207,967	1,201,473	4,270,503
	8,233,916	8,757,795	7,994,380	8,716,551

Diluted earnings per common share	$0.15	$0.11	$0.29	$0.23

5. Related Party Transactions

We have an employment agreement with our Chief Executive Officer, Jacob Y. Terner that runs through August 1, 2008 and provides for compensation of $250,000 per year. The agreement further provides that if we terminate Dr. Terner’s employment without cause, we will be required to pay him $12,500 for each month of past service as our Chief Executive Officer, commencing as of July 31, 1996. Effective September 8, 2004, the Company’s maximum contingent obligation under this termination provision was frozen at $1,237,500.

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

6. Long Term Debt

Long-term debt at March 31, 2006 consists of the following:

Term loan	$10,900,000
Revolving credit facility	2,000,000

Less current maturities	(4,800,000)
$8,100,000

On September 27, 2004, the Company entered into a credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan.

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

The Company exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. The actual senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004 was 1.57 and 1.51, respectively. Effective April 7, 2005, RFC has waived these covenant violations. RFC, in addition, agreed to exclude certain items from the covenant computations for a twelve month period, the exclusion of which enabled the Company to meet the minimum fixed charge coverage ratio at December 31, 2004. The Company has subsequently been in compliance with all required RFC covenants.

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with additional term loan debt financing of $4,000,000, on terms similar to our existing term loan. This additional term loan requires monthly principal payments of $66,667 until September 27, 2007, at which time the remaining unpaid balance is due.

7. Acquisition

On November 1, 2005 Prospect Medical Group, Inc., acquired the assets and assumed the liabilities of Genesis HealthCare of Southern California for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the company’s existing cash and a $4,000,000 term loan from RFC. Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. The Company is using an outside valuation firm to determine the fair value of the Identifiable Assets at November 1, 2005. Pending completion of this valuation study, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition:

Genesis
Current assets	$1,495,653
Property, improvements and equipment	—
Goodwill	7,218,994
Identifiable intangibles	800,000
Other assets acquired	31,565
Total assets	9,496,212
Current liabilities	1,461,024
Long-term liabilities	—
Total liabilities assumed	1,461,024
Total purchase price (including $35,188 in transaction costs)	$8,035,188

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

The following pro forma information for the three and six months ended March 31, 2005 and 2006 gives effect to the Genesis acquisition as if it had occurred on October 1, 2004. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Net revenue	$34,572,146	$34,587,843	$68,926,358	$70,125,901
Net income	$1,229,223	$1,058,398	$2,368,981	$2,037,578
Basic earnings per share	$0.18	$0.23	$0.35	$0.46
Diluted earnings per share	$0.15	$0.12	$0.30	$0.23

8. Investment in Brotman Medical Center, Inc (Hospital)

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

During September 2005, the first month of operation under new ownership, the Hospital experienced a net loss of approximately $1,100,000, of which Prospect’s portion totaled approximately $400,000. The Hospital has continued to incur significant losses after September 30, 2005, and, with its limited capital, may not ultimately be able to survive.

We are not obligated, nor do we have any current intention, to invest any additional monies in the Hospital.

As of September 30, 2005, based on the Hospital’s current significant operating deficits, uncertain ability to increase revenues and cut costs and limited capital, we concluded that our remaining investment in Brotman Medical Center was impaired and wrote off our entire investment in the Hospital.

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

Through our management subsidiaries – Prospect Medical Systems and Sierra Medical Management – we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

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

The thirteen affiliated physician organizations provide medical services to a combined total of approximately 178,800 HMO enrollees at  March 31, 2006, including 7,400 AMVI Prospect Health Network enrollees that we manage for the economic benefit of our partner in this joint venture, and for which we earn management fee income.

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

Operating revenue consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to MediCal members. However, starting in fiscal 2006, our services were expanded to also include management services related to Medicare members enrolling in CalOPTIMA’s OneCare HMO; as well as management services provided to Brotman Medical Center.

Revenues are comprised of the following amounts:

	Three months ended March 31,		% of Increase	Six months ended March 31,		% of Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Capitation	$33,653,872	$31,411,215	7%	$66,271,978	$63,929,977	4%
Fee for service	558,015	563,323	-1%	1,123,765	1,063,604	6%
Management fees	356,700	214,171	67%	631,767	426,934	48%
Other	3,559	141,913	-97%	9,395	190,943	-95%

Total	$34,572,146	$32,330,622	7%	$68,036,905	$65,611,458	4%

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

Member Category	As of March 31, 2006	As of March 31, 2005
Commercial	147,300	154,000
Senior – owned	15,100	13,600
Senior - managed	300	—
MediCal – owned	9,000	7,100
MediCal – managed	7,100	7,300

Total	178,800	182,000

The following table details total paid member months, by member category, for the three-month and six-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,		% of Increase	Six months ended March 31,		% of Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Commercial	442,000	465,000	-5%	894,000	953,000	-6%
Senior - owned	48,700	42,000	15%	87,800	86,000	2%
Senior - managed	1,500	—	100%	1,500	—	100%
MediCal - owned	25,600	21,000	22%	47,200	43,000	10%
MediCal - managed	21,500	22,000	-2%	43,400	44,000	-1%

Total	539,300	550,000	-2%	1,073,900	1,126,000	-5%

Our operating expenses include expenses related to the provision of medical care services (cost of revenues) and  general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include payments to contracted primary care physicians, payments to contracted specialists and the cost of employed physicians at the Company’s medical clinics. In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain biannual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three and six month periods ended March 31, 2006 and 2005:

	Three months ended March 31,		% of Increase	Six months ended March 31,		% of Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenues:
Capitation	$33,653,872	$31,411,215	7.1%	$66,271,978	$63,929,977	3.7%
Fee for service	558,015	563,323	-0.9%	1,123,765	1,063,604	5.7%
Management fees	356,700	214,171	66.5%	631,767	426,934	48.0%
Other revenues	3,559	141,913	-97.5%	9,395	190,943	-95.1%

Total revenues	34,572,146	32,330,622	6.9%	68,036,905	65,611,458	3.7%

Cost of revenues:
PCP capitation	5,864,165	5,954,027	-1.5%	11,768,475	12,389,417	-5.0%
Specialists capitation	5,274,763	5,922,149	-10.9%	10,679,197	11,772,722	-9.3%
Claims expense	11,939,058	10,889,852	9.6%	24,145,705	22,984,261	5.1%
Physician salaries	617,238	637,601	-3.2%	1,308,263	1,072,842	21.9%
Other cost of revenues	268,439	252,585	6.3%	548,239	237,584	130.8%

Total cost of revenues	23,963,663	23,656,214	1.3%	48,449,879	48,456,826	0.0%

Gross margin	10,608,483	8,674,408	22.3%	19,587,026	17,154,632	14.2%

General and administrative expenses	8,461,134	6,550,266	29.2%	15,592,208	13,123,077	18.8%
Depreciation and amortization expense	335,573	263,680	27.3%	657,589	496,910	32.3%
Total operating expenses	8,796,707	6,813,946	29.1%	16,249,797	13,619,987	19.3%

Income (loss) from unconsolidated joint venture	330,732	(143,396)	-330.6%	676,893	97,682	593.0%

Operating income	2,142,508	1,717,066	24.8%	4,014,122	3,632,327	10.5%

Other expense, net	83,507	172,007	-51.5%	106,551	272,028	-60.8%

Income before income taxes	2,059,001	1,545,059	33.3%	3,907,571	3,360,299	16.3%

Provision for income taxes	825,392	618,650	33.4%	1,569,575	1,346,809	16.5%

Minority interest	4,386	4,561	-3.8%	5,984	4,945	21.0%

Net income	$1,229,223	$921,848	33.3%	$2,332,012	$2,008,545	16.1%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Six months Ended March 31,
	2006	2005	2006	2005
Revenues:
Capitation revenue	97.3%	97.2%	97.4%	97.4%
Fee for service revenue	1.6%	1.7%	1.7%	1.6%
Management fees	1.0%	0.7%	0.9%	0.7%
Other revenues	0.1%	0.4%	0.0%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
PCP capitation	16.9%	18.4%	17.3%	18.9%
Specialists capitation	15.3%	18.3%	15.7%	18.0%
Claims expense	34.5%	33.7%	35.5%	35.0%
Physician salaries	1.8%	2.0%	1.9%	1.6%
Other cost of revenues	0.8%	0.8%	0.8%	0.4%
Total cost of revenues	69.3%	73.2%	71.2%	73.9%

Gross margin	30.7%	26.8%	28.8%	26.1%

General and administrative expenses	24.5%	20.3%	22.9%	20.0%
Depreciation and amortization expense	1.0%	0.8%	1.0%	0.8%
Total operating expenses	25.5%	21.1%	23.9%	20.8%

Income (loss) from unconsolidated joint venture	1.0%	(0.4)%	1.0%	0.2%

Operating income	6.2%	5.3%	5.9%	5.5%

Other expense, net	0.2%	0.5%	0.2%	0.4%

Income before income taxes	6.0%	4.8%	5.7%	5.1%

Provision for income taxes	2.4%	1.9%	2.3%	2.0%

Minority interest	0.0%	0.0%	0.0%	0.0%

Net income	3.6%	2.9%	3.4%	3.1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Capitation Revenue

Capitation revenue for the three months ended March 31, 2006 was $33,653,872 representing an increase of 7.1% over capitation revenue for the three months ended March 31, 2005, of $31,411,215.

The increase is comprised of three main factors. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $3,600,000 in increased capitation revenue during the 2006 period as compared to the 2005 period. We estimate that enrollment declines reduced capitation revenue by approximately $4,200,000 during the 2006 period, as compared to the 2005 period. The acquisition of Genesis increased capitation revenue by approximately $2,900,000 for the 2006 period.

Fee for Service Revenue

Fee for service revenue for the three months ended March 31, 2006 was $558,015, representing a decrease of $5,308 (0.9%) from fee for service revenue for the three months ended March 31, 2005 of $563,323.

The decrease in fee for service revenue during the 2006 quarter was primarily the result of normal business fluctuations.

Management Fee Revenue

Management fee revenue for the three months ended March 31, 2006 was $356,700, representing an increase of 66.5% over management fee revenue for the three months ended March 31, 2005 of $214,171.

The increase in management fee revenue during the 2006 quarter was primarily the result of new management contracts related to OneCare and Brotman Medical Center. OneCare is a new managed care offering for the approximately 50,000 individuals who qualify for both Medicare and Medi-Cal benefits in Orange County, California.  Prospect’s joint venture, AMVI/Prospect Medical Group,, from which we earn management fees, began accepting OneCare enrollees during fiscal 2006.

Other Revenue

Other revenue for the three months ended March 31, 2006 was $3,559, representing a decrease of $138,354 (97.5%) from other revenue for the three months ended March 31, 2005 of $141,913.

The decrease in other revenue during the 2006 quarter was primarily the result of timing of the Pay-for-Performance incentives received from our contracted Health Plans.

PCP Capitation Expense

Primary Care Physician (“PCP”) capitation expense for the three months ended March 31, 2006 was $5,864,165, representing a decrease of $89,862 (1.5%) from PCP capitation expense for the three months ended March 31, 2005 of $5,954,027.

We estimate that net membership growth from the November 1, 2005 acquisition contributed approximately $660,000 in increased PCP capitation expense during the 2006 period, as compared to the 2005 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased PCP capitation expense by approximately $60,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced PCP capitation expense by approximately $810,000 during the 2006 period, as compared to the 2005 period.

Specialist Capitation Expense

Specialist capitation expense for the three months ended March 31, 2006 was $5,274,763, representing a decrease of $647,386 (10.9%) from specialist capitation expense for the three months ended March 31, 2005 of $5,922,149.

We estimate that net membership growth from the November 1, 2005 acquisitions contributed approximately $270,000 in increased specialist capitation expense during the 2006 period, as compared to the 2005 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased specialist capitation expense by approximately $130,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $780,000 during the 2006 period, as compared to the 2005 period.

Claims Expense

Claims expense for the three months ended March 31, 2006 was $11,939,058, representing an increase of $1,049,206, or 9.6%, over claims expense for the three months ended March 31, 2005 of $10,889,852.

We estimate that net membership growth from acquisitions contributed approximately $1,320,000 in increased claims expense during the 2006 period, as compared to the 2005 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $1,380,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of acquisitions, reduced claims expense by approximately $1,650,000 during the 2006 period, as compared to the 2005 period.

Physician Salaries Expense

Physician salaries expense for the three months ended March 31, 2006 was $617,238, representing a decrease of $20,363 (3.2%) over physician salaries expense for the three months ended March 31, 2005, of $637,601.

The decrease in physician salaries expense during the 2006 quarter was primarily the result of a workers compensation premium refund compared to the 2005 quarter.

Other Cost of Revenues

Other cost of revenue for the three months ended March 31, 2006 was $268,439, representing an increase of $15,854 (6.3%) over other cost of revenue for the three months ended March 31, 2005, of $252,585.

The increase in other cost of revenue during the 2006 quarter was primarily the result of an increase in the level of certain pharmacy and injectibles costs.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin increased by 3.9%, to 30.7% in the 2006 quarter, from 26.8% in the 2005 quarter.

The increase in our gross margin percentage between the 2005 and 2006 periods was the result of the decrease in PCP capitation, specialist capitation and other physician compensation as a percent of revenue by 1.5%, 3.1% and 0.2%, respectively compared to the same quarter in 2005. This was offset by an increase in the claims expense of 0.9% as a percent of revenue. During the 2006 period, the Company had a higher number and proportion of more profitable Medicare members than in the 2005 period. The Company was also receiving more revenue per Medicare member in the 2006 period as a result of Medicare’s phase in of its Risk-Adjusted payment methodology.

General and Administrative Expenses

General and administrative expenses were $8,461,134 for the 2006 quarter, representing 24.5% of total revenues, as compared with $6,550,266, or 20.3% of total revenues, for the 2005 quarter.

The increase in general and administrative expenses during the 2006 quarter was primarily the result of adding Genesis, information technology development projects related to new revenue initiatives including participation in the OneCare Program, and Sarbanes-Oxley implementation costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 increased to $335,573 from $263,680 for the same period of the prior year. The increase was primarily due to additional amortization of identifiable intangible assets, including those related to the Genesis acquisition, as well as depreciation expense associated with increased capital expenditures.

Income (Loss) From Unconsolidated Joint Venture

The increase in income from unconsolidated joint venture during the 2006 period results from the fiscal year 2006 participation in the OneCare program, whereby some of the Medicare beneficiaries joining CalOPTIMA’s OneCare program were assigned to the AMVI/Prospect Medical Group.

Other Expense, Net

Other expense, net for the three months ended March 31, 2006 decreased to $83,507 from $172,007 for the same period of the prior year. The decrease during the 2006 period was primarily due to increased investment income, partially offset by additional interest expense on the $4 million GMAC Residential Funding Corporation credit facility entered into on November 1, 2005 in connection with the Genesis acquisition.

Provision for Income Taxes

Income tax expense increased approximately 33.4% or $206,742 to $825,392 for the 2006 quarter, from $618,650 in the 2005 quarter. The increase in income tax expense was principally due to a $513,942 or 33.3% increase in pretax income. The effective income tax rate remained consistent between the 2005 and 2006 periods.

Six months Ended March 31, 2006 Compared to Six months Ended March 31, 2005

Capitation Revenue

Capitation revenue for the six months ended March 31, 2006 was $66,271,978, representing an increase of $2,342,001 (3.7%) over capitation revenue for the six months ended March 31, 2005, of $63,929,977.

The increase is comprised of three main factors. We estimate that net membership growth from the acquisitions and higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $4,700,000 and $6,400,000 in increased capitation revenue, respectively, during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced capitation revenue by approximately $8,700,000 during the 2006 period, as compared to the 2005 period.

Fee for Service Revenue

Fee for service revenue for the six months ended March 31, 2006 was $1,123,765 representing an increase of $60,161 (5.7%) over fee for service revenue for the six months ended March 31, 2005, of $1,063,604.

The increase in fee for service revenue during the 2006 period was primarily due to fluctuations in collection and bad debt ratios between the periods.

Management Fee Revenue

Management fee revenue for the six months ended March 31, 2006 was $631,767, representing an increase of $204,833 (48.0%) over management fee revenue for the six months ended March 31, 2005, of $426,934.

The increase in management fee revenue during the 2006 period was primarily the result of new management contracts related to OneCare and Brotman Medical Care.

Other Revenue

Other revenue for the six months ended March 31, 2006 was $9,395, representing a decrease of $181,548 (95.1%) over other revenue for the six months ended March 31, 2005, of $190,943.

The decrease in other revenue during the 2006 period was primarily the result of timing of Pay-for-Performance incentives from our contracted Health Plans.

PCP Capitation Expense

Primary Care Physician (PCP) Capitation expense for the six months ended March 31, 2006 was $11,768,475, representing a decrease of $620,942 (5.0%) over PCP capitation expense for the six months ended March 31, 2005, of $12,389,417.

We estimate that net membership growth from the November 1, 2005 acquisition contributed approximately $1,100,000 in increased PCP capitation expense during the 2006 period, as compared to the 2005 period. We estimate that lower capitation rates on our core business, exclusive of acquisitions, reduced PCP capitation expense by approximately $50,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced PCP capitation expense by approximately $1,670,000 during the 2006 period, as compared to the 2005 period.

Specialist Capitation Expense

Specialist Capitation expense for the six months ended March 31, 2006 was $10,679,197, representing a decrease of $1,093,525 (9.3%) over specialist capitation expense for the six months ended March 31, 2005, of $11,772,722.

We estimate that net membership growth from the November 1, 2005 acquisitions contributed approximately $470,000 in increased specialist capitation expense during the 2006 period, as compared to the 2005 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased specialist capitation expense by approximately $40,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $1,590,000 during the 2006 period, as compared to the 2005 period.

Claims Expense

Claims expense for the six months ended March 31, 2006 was $24,145,705, representing an increase of $1,161,444 (5.1%) over claims expense for the six months ended March 31, 2005, of $22,984,261.

We estimate that net membership growth from acquisitions contributed approximately $2,100,000 in increased claims expense during the 2006 period, as compared to the 2005 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $2,400,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced claims expense by approximately $3,300,000 during the 2006 period, as compared to the 2005 period.

Physician Salaries Expense

Physician salaries expense for the six months ended March 31, 2006 was $1,308,263, representing an increase of $235,421 (21.9%) over physician salaries expense for the six months ended March 31, 2005, of $1,072,842.

The increase in physician salaries expense during the 2006 period was primarily the result of higher bonus accruals than in the 2005 period.

Other Cost of Revenue

Other cost of revenue for the six months ended March 31, 2006 was $548,239, representing an increase of $310,655 (130.8%) over other cost of revenue for the six months ended March 31, 2005, of $237,584.

The increase in other cost of revenue during the 2006 period was primarily the result of an increase in the level of certain pharmacy and injectibles being paid as contracted. Also, in the 2005 quarter there was a stop-loss recovery that offset costs in that quarter.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin increased 2.7%, to 28.8% for the six months ended March 31, 2006, from 26.1% for the six months ended March 31, 2005.

The increase in our gross margin percentage between the 2005 and 2006 periods was the result of the decrease in PCP and specialist capitation as a percent of revenue by 1.6% and 2.3%, respectively compared to the same period in 2005. This was offset by an increase in claims expense and other costs of 0.5% and 0.7% as a percent of revenue. During the 2006 period, the Company had a higher number and proportion of more profitable Medicare members than in the 2005 period. The Company was also receiving more revenue per Medicare member in the 2006 period as a result of Medicare’s phase in of its Risk-Adjusted payment methodology.

General and Administrative Expenses

General and administrative expenses were $15,592,208 for the 2006 period, representing 22.9% of total revenues, as compared with $13,123,077, or 20.0% of total revenues, for the 2005 period.

The increase in general and administrative expenses during the 2006 quarter was primarily the result of adding Genesis, information technology development projects related to new revenue initiatives including participation in the OneCare Program, and Sarbanes-Oxley implementation costs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2006 increased to $657,589 from $496,910 for the same period of the prior year. The increase of $160,679 was primarily due to additional amortization of identifiable intangible assets, including those related to the Genesis acquisition, as well as additional depreciation expense for increased capital expenditures.

Income (Loss) from Unconsolidated Joint Venture

The increase in income from unconsolidated joint venture during the 2006 period results from the fiscal year 2006 participation in the OneCare program, whereby some of the Medicare beneficiaries joining CalOPTIMA’s OneCare program were assigned to the AMVI/Prospect Medical Group.

Other Expense, Net

Other expense, net for the six months ended March 31, 2006 decreased to $106,551 from $272,028 for the same period of the prior year. The decrease in net interest expense during the 2006 period was primarily due to increased investment income, partially offset by additional interest expense on the $4 million GMAC Residential Funding Corporation credit facility entered into November 1, 2005.

Provision for Income Taxes

Income tax expense increased approximately 16.5%, or $222,766, to $1,569,575 for the 2006 period, from $1,346,809 in the 2005 period. The increase in income tax expense was principally due to a 16.3% increase in pretax income. The effective income tax rate remained consistent between the 2005 and 2006 periods.

Liquidity and Capital Resources

We generate cash from capitation revenue, healthcare services provided on a fee-for-service basis at our clinics, management fee revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive capitation revenue in advance of payment of capitation expenses and claims for related health care services.

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements,   and maximize investment return. As of March 31, 2006, we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit. These restricted certificates of deposit, with an average maturity of approximately 75 days as of March 31, 2006, are included in Investments in the accompanying financial statements.

Net cash used in operations was $306,785 for the six months ended March 31, 2006 and $2,105,237 for the six months ended March 31, 2005. The decrease in net cash used in operations for the six months ended March 31, 2006 when compared to the six months ended March 31, 2005 was due to the following factors:

•                  increased net income ($323,467 higher in  2006);

•                  increased depreciation and amortization expense ($160,679 higher in 2006);

•                  changes in net deferred taxes, a source of $387,401 in the six months ended March 31, 2006 compared to a source of $257,862 in the six months ended March 31, 2005;

•                  changes in risk pool receivable balances, a use of $392,733 in the six months ended March 31, 2006 compared to a use of $137,608 in the six months ended March 31, 2005;

•                  changes in accounts receivable balances, a source of $959,383 in the six months ended March 31, 2006 compared to a use of $93,859 in the six months ended March 31, 2005;

•                  changes in prepaid expenses and other, a use of $86,136 in the six months ended March 31, 2006 compared to a use of $679,906 in the six months ended March 31, 2005;

•                  changes in income tax receivable, a use of $2,868,865 for the six months ended March 31, 2006 compared to a use of $1,089,046 for the six months ended March 31, 2005;

•                  changes in medical claims liabilities, which were a use of $835,191 in the six months ended March 31, 2006 compared to a source of $69,017 in the six months ended March 31, 2005;

•                  changes in accounts payable, which were a use of $618,724 in the six months ended March 31, 2006 compared to a use of $2,873,452 in the six months ended March 31, 2005.

Net cash used in investing activities was $6,529,719 for the six months ended March 31, 2006 and $572,812 for the six months ended March 31, 2005.  The increase in net cash used in investing activities was due to the following factors:

•                  changes in cash paid for acquisition, net of cash received, a use of $6,596,080 for the six months ended March 31, 2006 compared to none the for the six months ended March 31, 2005;

•                  payments on our notes receivable from sale of the Gateway clinics, a source of $17,429 for the six months ended March 31, 2006 compared to a source of $220,051 for the six months ended March 31, 2005;

•                  changes in restricted certificates of deposit, a source of $294,364 in the six months ended March 31, 2006 compared to a use of $638,115 in the six months ended March 31, 2005;

•                  Net cash provided by financing activities was $5,921,076 for the six months ended March 31, 2006 and cash used in financing activities was $6,043,551 for the six months ended March 31, 2005.  The increase in net cash provided by financing activities was due to the following factors:

•                  proceeds from issuance of notes payable and a draw on the credit line, a source of $6,000,000 in the six months ended March 31, 2006 compared to a use of $5,000,000 in the six months ended  March 31, 2005;

•                  repayments of notes payable and capital leases, a use of $1,266,667 in the six months ended March 31, 2006 compared to a use of $841,888 in the six months ended March 31, 2005.

At March 31, 2006, we had negative working capital of $2,983,568 as compared to negative working capital of $681,961 at September 30, 2005. The change resulted primarily from our using $4,000,000 of cash to fund the Genesis acquisition. At March 31, 2006 and September 30, 2005, cash and cash equivalents were $16,033,876 and $16,949,304 respectively.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of  March 31, 2006, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of March 31, 2006 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of March 31, 2006 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,400,000
(2)%	$2,300,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,300,000)
3%	$(3,400,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$600,000
(2)%	$400,000
(1)%	$200,000
1%	$(200,000)
2%	$(400,000)
3%	$(600,000)

Additionally, for each 1% (hypothetical) difference between our March 31, 2006 estimated claims liability (of $11,695,000) and the actual claims incurred run-out, net income for the six months ended March 31, 2006 would increase or decrease by approximately $70,000.

The following table shows the components of the change in medical claims and benefits payable for the six months ended March 31, 2006 and 2005:

	2006	2005
IBNR as of beginning of period	$11,532,328	13,323,622
Health care claims expense incurred during the period related to:
Current year	24,974,938	23,963,561
Prior years	(829,233)	(979,300)
Total incurred	24,145,705	22,984,261
Health care claims paid during the period related to:
Current year	(14,571,178)	(12,601,380)
Prior years	(10,409,718)	(10,451,898)
Total paid	(24,980,896)	(23,053,278)
IBNR acquired during the period	997,863	—
IBNR as of end of period	$11,695,000	$13,254,605

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

As of March 31, 2006, we had cash and cash equivalents of $16,033,876. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in Federal Home Loan bonds and overnight, high yield money market funds. We also had $835,153 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Our term loan with Residential Funding Corporation, with a balance of $10,900,000 at March 31, 2006, requires monthly principal payments of $233,334 and monthly interest payments at prime plus 2% per annum. The fair value of this debt instrument is affected by changes in market interest rates. As of March 31, 2006, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the six months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance: We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase. We have supplemented our internal project team with the services of an outside specialist. Although we have made this project a priority for the Company, there can be no assurances that all control deficiencies that may be identified and validated will be remediated before the required due date of September 30, 2007.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other Matters—We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)          Our annual meeting of stockholders was held on March 22, 2006.

(b)         Each of the persons who was previously serving as a director was re-elected by the stockholders, as described in paragraph (c) below.

(c)          Voting for the two matters that were submitted to a vote was as follows:

1.               For election of directors:

Name	Votes For	Votes Withheld
Jacob Y. Terner	4,209,965	2,774
Catherine S. Dickson	4,209,965	2,774
David Levinsohn	4,209,825	2,914
Kenneth Schwartz	4,209,965	2,774
Joel Kanter	4,191,965	20,774
Gene Burleson	4,209,965	2,774

2.               For approval of the selection of Ernst & Young LLP as our independent auditors for 2006:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
4,212,715	0	24	0

Item 5. Other Information.

None.

Item 6. Exhibits.

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

(1)           Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

May 15, 2006	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

May 15, 2006	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)

3.5	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.6	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

4.1	Specimen Common Stock Certificate(1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.