Form 10-Q
period 2006-06-30
PROSPECT MEDICAL HOLDINGS INC
filed 2006-08-14
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-32203

Prospect Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0564370
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Corporate Pointe, Suite 525
Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of August 8, 2006 was 7,055,127.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,875,591	$16,949,304
Investments, primarily restricted certificates of deposit	835,153	1,100,000
Risk pool receivables	792,387	57,267
Other receivables, net of allowances of $667,000 and $802,000 at June 30, 2006 and September 30, 2005	813,832	1,940,536
Notes receivable, current portion	175,633	52,160
Prepaid expenses and other	589,954	646,932
Refundable income taxes	1,848,293	—
Deferred income taxes, net	1,787,382	1,904,137
Total current assets	21,718,225	22,650,336

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	1,126,113	726,973
Equipment	3,387,946	3,342,385
Furniture and fixtures	559,453	546,523
	5,114,132	4,656,501
Less accumulated depreciation and amortization	(3,848,381)	(3,454,282)
Property, improvements and equipment, net	1,265,751	1,202,219

Notes receivable, long term portion	423,198	572,979
Deposits	654,239	583,226
Goodwill	38,623,322	31,404,328
Other intangible assets, net	1,523,495	1,317,614
Total assets	$64,208,230	$57,730,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$11,318,000	$11,532,328
Accounts payable and other accrued liabilities	9,351,645	9,799,968
Current maturities of long-term debt and capital leases	2,800,000	2,000,000
Total current liabilities	23,469,645	23,332,296

Long-term debt, less current maturities	7,400,000	6,166,667
Deferred income taxes	1,113,442	1,045,696
Other long-term liabilities	185,000	185,000
Total liabilities	32,168,087	30,729,659
Minority interest	80,021	65,405

Shareholders’ equity:

Common stock, $0.01 par value; 40,000,000 shares authorized 7,046,128 and 6,640,362 shares issued and outstanding at June 30, 2006 and September 30, 2005	70,462	66,403
Additional paid-in capital	19,757,909	18,373,487
Retained earnings	12,131,751	8,495,748
Total shareholders’ equity	31,960,122	26,935,638

Total liabilities and shareholders’ equity	$64,208,230	$57,730,702

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2006	2005	2006	2005

Revenues	$34,818,020	$32,392,874	$102,854,925	$98,004,333
Cost of Revenues	25,408,055	22,844,535	73,857,934	71,301,361

Gross margin	9,409,965	9,548,339	28,996,991	26,702,972

Operating expenses:
General and administrative	7,286,083	7,551,833	22,878,291	20,674,911
Depreciation and amortization	338,140	308,167	995,729	805,077
Total operating expenses	7,624,223	7,860,000	23,874,020	21,479,988

Operating income from unconsolidated joint venture	321,125	206,668	998,019	304,350

Operating income	2,106,867	1,895,007	6,120,990	5,527,334

Other (income) expense:
Investment income	(219,589)	(114,422)	(658,778)	(291,810)
Interest expense	269,884	309,946	815,625	759,363
Total other (income) expense, net	50,295	195,524	156,847	467,553

Income before income taxes	2,056,572	1,699,483	5,964,143	5,059,781
Provision for income taxes	743,949	674,344	2,313,524	2,021,153

Net income before minority interest	1,312,623	1,025,139	3,650,619	3,038,628

Minority interest	8,632	10,459	14,616	15,403

Net income	$1,303,991	$1 014,680	$3,636,003	$3,023,225

Net income per common share:
Basic	$0.19	$0.22	$0.53	$0. 67
Diluted	$0.16	$0.12	$0.45	$0.35
Weighted average shares outstanding:
Basic	6,969,440	4,679,997	6,851,751	4,524,031
Diluted	8,141,421	8,398,644	8,044,146	8,614,469

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30
	2006	2005
Operating activities
Net income	$3,636,003	3,023,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995,729	805,077
Provision for bad debts	85,366	75,349
Gain on disposal of assets	1,692	—
Deferred income taxes, net	184,501	257,211
Change in deferred compensation	—	88,168
Changes in operating assets and liabilities:
Risk pool receivables	(735,120)	87,980
Other receivables	1,045,836	143,941
Prepaid expenses and other	42,254	(1,258,141)
Recoverable income taxes	(2,643,588)	(888,372)
Excess tax benefits from options exercise	(459,341)	—
Deposits and other assets	(52,194)	—
Accrued medical claims and other health care costs payable	(1,212,191)	(757,519)
Accounts payable and other accrued liabilities	343,152	(1,489,861)
Net cash provided by operating activities	1,232,099	87,058

Investing activities
Purchases of property, improvements and equipment	(466,833)	(192,407)
Proceeds from note receivable	26,307	264,965
Cash paid for acquisition, net of cash received	(6,596,080)	—
Decrease (increase) in restricted certificates of deposit	294,364	(649,313)
Capitalized expenses related to acquisitions	—	249,437
Other investing activities	14,616	5,227
Net cash used in investing activities	(6,727,626)	(322,091)

Financing activities
Borrowings from term loan	4,000,000	—
Borrowings on line of credit	2,000,000	1,000,000
Repayments on line of credit	(2,000,000)	(5,000,000)
Repayments of note payable and capital leases	(1,966,667)	(1,341,888)
Proceeds (expenses) from issuance of common and preferred stock	929,140	(153,089)
Excess tax benefits from options exercised	459,341	—
Net cash provided by (used in) financing activities	3,421,814	(5,494,977)

Net decrease in cash and cash equivalents	(2,073,713)	(5,730,010)

Cash and cash equivalents at beginning of period	16,949,304	20,330,754

Cash and cash equivalents at end of period	$14,875,591	$14,600,744

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$4,071,000	$3,625,286
Interest	$802,248	$759,363

Details of business acquired:
Fair value of assets acquired	$9,496,212	$—
Liabilities assumed or created	(1,461,024)	—
Less cash acquired	(1,439,108)	—
Net cash paid for acquisition	$6,596,080	$—

PROSPECT MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1. Reporting Entity

Prospect Medical Holdings, Inc. (Prospect or the Company), a Delaware corporation, was incorporated on May 12, 1993. The Company is a health care management services organization that develops integrated delivery systems, and provides medical management systems and services to affiliated medical organizations. The affiliated medical organizations employ and/or contract with physicians and professional medical corporations, and contract with managed care payors. Prospect manages the provision of prepaid health care services for its affiliated medical organizations in Southern California.

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

Revenues are comprised of the following amounts:

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Capitation	$33,170,653	$30,577,983	$99,442,631	$94,507,961
Fee for service	472,181	632,637	1,595,946	1,696,242
Management fees	296,123	171,216	927,890	598,150
Other	879,063	1,011,038	888,458	1,201,980
Total revenues	$34,818,020	$32,392,874	$102,854,925	$98,004,333

3.  Stock Based Compensation

The Company has stock option agreements with certain directors, officers and employees. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” by applying the modified prospective method and the supplemental implementation guidance in Staff Accounting Bulletin (SAB) No. 107. SFAS No. 123(R) requires compensation cost for all share-based payments in exchange for employee services (including employee stock options) to be measured at fair value and eliminates the intrinsic value method previously permitted under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and SFAS No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation costs were recognized only to the extent the market price of the underlying stock exceeded the exercise price on the date of grant. Since the Company generally issues shared-based awards at or above the market price of the underlying stock, these equity awards have not historically resulted in compensation expense.

Under the modified prospective method, prior periods are not restated to reflect the impact of SFAS No. 123(R).  Compensation cost is recognized for all awards granted, modified or settled subsequent to the adoption date, or where the requisite service period has not been completed prior to the date of adoption. Compensation cost for awards granted prior to, but not vested as of the adoption date would be based on the same estimated grant-date fair value previously used for pro forma disclosure purposes under SFAS No. 123. Compensation costs for awards granted, modified, or settled after the adoption date are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards’ service period, in accordance with SFAS No. 123(R). The Company will continue to use the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. The adoption of SFAS No. 123R did not result in adjustments that are required to be reported as the cumulative effect of a change in accounting principle. Equity-based compensation, if any, is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows.

The adoption of SFAS No. 123(R) did not have a significant effect on the Company’s financial position and results of operations since the Company fully vested all remaining unvested portions of previously issued stock options in September 2005 and made insignificant grants thereafter as discussed below. Because none of the stock options whose vesting was accelerated had exercise prices below the market value of the Company’s stock, no expense was recognized upon the acceleration of vesting. The Company did not make other changes to the terms of the options, which generally vest pro-rata over 2 years (the requisite service period) and expire after 5 years from the date of grant.

Option Activity for the nine months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Vale	Weighted Average Remaining Contractual Terms (months)
Outstanding as of September 30, 2005	3,375,863	3.89
Granted	500	6.75
Exercised	(405,766)	2.28
Forfeited	(13,886)	5.75
Outstanding as of June 30, 2006	2,956,711	3.99	4,464,634	30
Exercisable as of June 30, 2006	2,956,711	3.99	4,464,634	30

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

During the nine months ended June 30, 2006, the company granted 500 fully vested options and recognized compensation expense of $1,745 (included in general and administrative expenses) which represents the grant date fair value of these option awards. During the nine months ended June 30, 2006, options for 405,766 common shares were exercised for net proceeds of approximately $929,000 and 13,886 options were forfeited. The aggregate intrinsic value of the options exercised was $471,894. The Company realized net tax benefits of $459,341 from these exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital. At June 30, 2006, there are no unvested awards and no unrecognized stock-based compensation costs.

The fair value of the options granted prior to the Company becoming a public reporting entity in May 2005 was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123 non-public companies were permitted to use minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum value method is not an acceptable approach under SFAS No. 123(R) and the minimum-value disclosures for the 2005 periods are no longer provided.   The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.

Fair value for options granted during the nine months ended June 30, 2006 was estimated with the following weighted average assumptions:

2006
Expected market price of the Company’s common stock on the date of grant	$6.75
Weighted average expected life of the options	4 years
Risk-free interest rate	4.35%
Volatility	63.00%
Dividend yield	0.00%

The following table is a summary of options outstanding under all of the Company’s option plans as of June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	1,547,900	21	$3.00	1,547,900	$3.00
$4.86 - $5.00	1,103,061	41	$4.98	1,103,061	$4.98
$6.45 - $7.15	305,750	41	$6.51	305,750	$6.51
$3.00 - $7.15	2,956,711	30	$3.99	2,956,711	$3.99

4.  Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended June 30,		Nine months ended June 30
	2006	2005	2006	2005
Basic earnings per common share:
Numerator – net income	$1,303,991	$1,014,680	$3,636,003	$3,023,225

Denominator – weighted average number of common shares outstanding	6,969,440	4,679,997	6,851,751	4,524,031

Basic earnings per common share	$0.19	$0.22	$0.53	$0.67

Diluted earnings per common share:
Numerator – net income	$1,303,991	$1,014,680	$3,636,003	$3,023,225

Denominator:
Weighted average number of common shares outstanding	6,969,440	4,679,997	6,851,751	4,524,031
Dilutive stock options, warrants and preferred shares	1,171,981	3,718,647	1,192,395	4,090,438
	8,141,421	8,398,644	8,044,146	8,614,469

Diluted earnings per common share	$0.16	$0.12	$0.45	$0.35

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

6.  Long Term Debt

Long-term debt at June 30, 2006 and September 30, 2005, respectively, consists of the following:

	June 30, 2006	September 30, 2005
Term loan	$10,200,000	$8,166,667
Revolving credit facility	—
Less current maturities	(2,800,000)	(2,000,000)
	$7,400,000	$6,166,667

On September 27, 2004, the Company entered into a credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off its existing term loan and revolving credit facility with another lender. The Company borrowed $5,000,000 on the RFC revolving credit facility on September 29, 2004, which was repaid on October 4, 2004 and borrowed $5,000,000 on December 30, 2004 which was repaid on January 3, 2005. No amounts are outstanding under the credit facility at June 30, 2006.

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

7.  Acquisition

On November 1, 2005 Prospect Medical Group, Inc., acquired the outstanding stock of Genesis HealthCare of Southern California for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company’s existing cash and a $4,000,000 term loan from RFC. Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. The Company is using an outside valuation firm to determine the fair value of the assets and liabilities acquired at November 1, 2005. Pending completion of this valuation study, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition:

Genesis
Current assets	$1,445,653
Goodwill	7,218,994
Identifiable intangibles	800,000
Other assets acquired	31,565
Total assets	$9,496,212
Current liabilities	1,461,024
Total liabilities assumed	1,461,024
Net assets acquired	$8,035,188

Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payment amounts will be paid to or received from the seller. The agreement also guarantees certain minimum risk pool incentives for the 2005 calendar year. To the extent actual amounts are less than the guaranteed amounts, we will be entitled to receive monies up to $500,000 from the seller, in addition to any other amounts due. These amounts will be recorded as purchase price adjustments if and when received. The seller also provides customary indemnification of up to $1.5 million for eligible non-medical and non-tax claims submitted within a two year period. The indemnification period is reduced ratably over 24 months. In conjunction with the acquisition, we have entered into an employment agreement with the sole selling shareholder of Genesis and 2 of its employees.

The following unaudited pro forma information for the three and nine months ended June 30, 2006 and 2005 gives effect to the Genesis acquisition as if it had occurred on October 1, 2004.  Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

	Three months ended		Nine months ended
	June 30		June 30
	(unaudited)
	2006	2005	2006	2005
Net revenue	$34,818,020	$34,650,095	$103,744,378	$104,775,996
Net income	1,303,991	1,153,661	3,673,922	3,473,189
Basic earnings per share	$0.19	$0.25	$0.54	$0.77
Diluted earnings per share	$0.16	$0.14	$0.46	$0.40

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

9.  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of October 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued Final Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. Adoption of FIN 48 as of October 1, 2007 is not expected to have a material effect on our consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

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

•                  The National Association of Securities Dealers (NASD) has conducted an informal inquiry regarding trading in our common stock. Both the inquiry and our response occurred in February 2004.We have not received any subsequent communication from NASD on the matter.

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

Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on December 27, 2005 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

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

Through our management subsidiaries – Prospect Medical Systems and Sierra Medical Management — we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

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

The thirteen affiliated physician organizations provide medical services to a combined total of approximately 175,300 HMO enrollees at  June 30, 2006, including approximately 7,500 AMVI Prospect Health Network enrollees that we manage for the economic benefit of our partner in this joint venture, and for which we earn management fee income.

Currently, our affiliated physician organizations have contracts with approximately twelve HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee.

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

Operating revenue consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to MediCal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA’s OneCare HMO; as well as management services provided to Brotman Medical Center. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually eligible members in Orange County who are entitled to Medicare benefits and are also MediCal eligible. Other revenues include incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known.

Revenues are comprised of the following amounts:

	Three months ended			Nine months ended
	June 30,		% Increase	June 30,		% Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Capitation	33,170,653	$30,577,983	9%	99,442,631	$94,507,961	5%
Fee for service	472,181	632,637	(25)%	1,595,946	1,696,242	(6)%
Management fees	296,123	171,216	73%	927,890	598,150	55%
Other	879,063	1,011,038	(13)%	888,458	1,201,980	(26)%

Total	$34,818,020	$32,392,874	8%	$102,854,925	$98,004,333	5%

We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category, as of the dates indicated.

Member Category	As of June 30, 2006	As of June 30, 2005
Commercial	144,500	150,100
Senior – owned	14,400	13,100
Senior – managed	300	—
MediCal – owned	8,900	7,200
MediCal – managed	7,200	7,300

Total	175,300	177,700

The following table details total paid member months, by member category, for the three-month and nine-month periods ended June 30, 2006 and 2005:

	Three months ended			Nine months ended
	June 30,		% Increase	June 30,		% Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Commercial	431,000	454,000	(5)%	1,325,000	1,407,000	(6)%
Senior – owned	42,000	43,000	(2)%	130,000	129,000	1%
Senior – managed	1,000	—	100%	2,000	—	100%
MediCal – owned	27,000	21,000	29%	74,000	64,000	16%
MediCal – managed	21,000	22,000	(5)%	65,000	67,000	(3)%

Total	522,000	540,000	(3)%	1,596,000	1,667,000	(4)%

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

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three and nine month periods ended June 30, 2005 and 2006:

	Three months ended			Nine months ended
	June 30,		% Increase	June 30,		% Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenues:
Capitation	$33,170,653	$30,577,983	8.5%	$99,442,631	$94,507,961	5.2%
Fee for service	472,181	632,637	(25.4)%	1,595,946	1,696,242	(5.9)%
Management fees	296,123	171,216	73.0%	927,890	598,150	55.1%
Other revenues	879,063	1,011,038	(13.1)%	888,458	1,201,980	(26.1)%

Total revenues	34,818,020	32,392,874	7.5%	102,854,925	98,004,333	4.9%

Cost of revenues:
PCP capitation	5,803,349	5,654,861	2.6%	17,571,823	18,044,279	(2.6)%
Specialists capitation	5,251,308	5,279,637	(0.5)%	15,930,505	17,052,359	(6.6)%
Claims expense	13,045,513	10,710,814	21.8%	37,191,218	33,695,075	10.4%
Physician salaries	1,196,248	926,040	29.2%	2,504,511	1,998,882	25.3%
Other cost of revenues	111,637	273,183	(59.1)%	659,877	510,766	29.2%

Total cost of revenues	25,408,055	22,844,535	11.2%	73,857,934	71,301,361	3.6%

Gross margin	9,409,965	9,548,339	(1.4)%	28,996,991	26,702,972	8.6%

General and administrative expenses	7,286,083	7,551,833	(3.5)%	22,878,291	20,674,911	10.7%
Depreciation and amortization expense	338,140	308,167	9.7%	995,729	805,077	23.7%
Total operating expenses	7,624,223	7,860,000	(3.0)%	23,874,020	21,479,988	11.1%

Income from unconsolidated joint venture	321,125	206,668	55.4%	998,019	304,350	227.9%

Operating income	2,106,867	1,895,007	11.2%	6,120,990	5,527,334	10.7%

Other expense, net	50,295	195,524	(74.3)%	156,847	467,553	(66.5)%

Income before income taxes	2,056,572	1,699,483	21.0%	5,964,143	5,059,781	17.9%

Provision for income taxes	743,949	674,344	10.3%	2,313,524	2,021,153	14.5%

Minority interest	8,632	10,459	(17.5)%	14,616	15,403	(5.1)%

Net income	$1,303,991	$1,014,680	28.5%	$3,636,003	$3,023,225	20.3%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended June 30,		Nine months Ended June 30,
	2006	2005	2006	2005
Revenues:
Capitation revenue	95.30%	94.40%	96.70%	96.50%
Fee for service revenue	1.40%	2.00%	1.50%	1.70%
Management fees	0.80%	0.50%	0.90%	0.60%
Other revenues	2.50%	3.10%	0.90%	1.20%
Total revenues	100.00%	100.00%	100.00%	100.00%

Cost of revenues:
PCP capitation	16.70%	17.50%	17.10%	18.40%
Specialists capitation	15.10%	16.30%	15.50%	17.40%
Claims expense	37.40%	33.10%	36.20%	34.50%
Physician salaries	3.50%	2.80%	2.40%	2.00%
Other cost of revenues	0.30%	0.80%	0.60%	0.50%
Total cost of revenues	73.00%	70.50%	71.80%	72.80%

Gross margin	27.00%	29.50%	28.20%	27.20%

General and administrative expenses	20.90%	23.30%	22.20%	21.10%
Depreciation and amortization expense	1.00%	1.00%	1.00%	0.80%
Total operating expenses	21.90%	24.30%	23.20%	21.90%

Income from unconsolidated joint venture	.90%	0.60%	.90%	0.30%

Operating income	6.00%	5.80%	5.90%	5.60%

Other expense, net	0.10%	0.70%	0.20%	0.50%

Income before income taxes	5.90%	5.10%	5.70%	5.10%

Provision for income taxes	2.10%	2.10%	2.20%	2.00%

Minority Interest	0.00%	0.00%	0.00%	0.00%

Net income	3.80%	3.00%	3.50%	3.10%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Capitation Revenue

Capitation revenue for the three months ended June 30, 2006 was $33,170,654 representing an increase of 8.5% over capitation revenue for the three months ended June 30, 2005, of $30,577,983.

The increase is comprised of three main factors. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $4,000,000 in increased capitation revenue during the 2006 period as compared to the 2005 period. We estimate that enrollment declines reduced capitation revenue by approximately $4,200,000 during the 2006 period, as compared to the 2005 period. The November 2005 acquisition of Genesis HealthCare of Southern California (Genesis) increased capitation revenue by approximately $2,800,000 for the 2006 period.

Fee for Service Revenue

Fee for service revenue for the three months ended June 30, 2006 was $472,181, representing a decrease of $160,456 (25.4%) from fee for service revenue for the three months ended June 30, 2005, of $632,637.

The decrease in fee for service revenue during the 2006 period was primarily due to fluctuations in bad debt expense.

Management Fee Revenue

Management fee revenue for the three months ended June 30, 2006 was $296,123, representing an increase of 73% over management fee revenue for the three months ended June 30, 2005 of $171,216.

The increase in management fee revenue during the 2006 quarter was primarily the result of new management contracts with Brotman Medical Center and the One Care product line.

Other Revenues

Other revenues for the three months ended June 30, 2006 was $879,063 representing a decrease of $131,975 (13.1%) from other revenues for the three months ended June 30, 2005, of $1,011,038.

Amounts primarily represent incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known.

The decrease in other revenues during the 2006 quarter was primarily the result of timing of the pay-for-performance incentives received from our contracted Health Plans.

PCP Capitation Expense

Primary Care Physician (“PCP”) capitation expense for the three months ended June 30, 2006 was $5,803,349, representing an increase of $148,488 (2.6%) from PCP capitation expense for the three months ended June 30, 2005, of $5,654,861.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $660,000 in increased PCP capitation expense during the 2006 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased PCP capitation expense by approximately $280,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced PCP capitation expense by approximately $790,000 during the 2006 period, as compared to the 2005 period.

Specialist Capitation Expense

Specialist capitation expense for the three months ended June 30, 2006 was $5,251,308 representing a decrease of $28,329 (.5%) from specialist capitation expense for the three months ended June 30, 2005, of $5,279,637.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $250,000 in increased specialist capitation expense during the 2006 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased specialist capitation expense by approximately $460,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $740,000 during the 2006 period, as compared to the 2005 period.

Claims Expense

Claims expense for the three months ended June 30, 2006 was $13,045,513, representing an increase of $2,334,699 (21.8%) over claims expense for the three months ended June 30, 2005, of $10,710,814.

We estimate that net membership growth from acquisitions contributed approximately $1,500,000 in increased claims expense during the 2006 period, as compared to the 2005 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $2,300,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced claims expense by approximately $1,500,000 during the 2006 period, as compared to the 2005 period.

Physician Salaries Expense

Physician salaries expense for the three months ended June 30, 2006 was $1,196,248, representing an increase of $270,208 (29.2%) over physician salaries expense for the three months ended June 30, 2005, of $926,040.

The increase in physician salaries expense during the 2006 quarter was primarily the result of higher bonus accruals compared to the 2005 quarter. Physician salaries expense includes discretionary performance bonuses awarded annually to providers at the sole discretion of the Board of Directors. These bonuses are generally recorded in the same periods we record pay-for-performance and shared risk incentives from the health plans as a portion of these incentives form the basis of these discretionary awards to our providers.

Other Cost of Revenues

Other cost of revenues for the three months ended June 30, 2006 was $111,637, representing a decrease of $161,546 (59.1%) over other cost of revenue for the three months ended June 30, 2005, of $273,183.

The decrease in other cost of revenues during the 2006 quarter was primarily the result of healthplan payments/recoveries for stop loss insurance and a decrease in the level of certain pharmacy and injectibles costs.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased by 2.5%, to 27.0% in the 2006 quarter, from 29.5% in the 2005 quarter.

The decrease in our gross margin percentage between the 2005 and 2006 periods was the result of the decrease in PCP, specialist capitation and other cost of revenues as a percent of revenue by 0.8%, 1.2% and 0.5%, respectively compared to the same quarter in 2005.  This was offset by an increase in the claims expense and physician compensation of 4.3% and .7%, respectively, as a percent of revenue. The reasons for these fluctuations are discussed above.

General and Administrative Expenses

General and administrative expenses were $7,286,083 for the 2006 quarter, representing 20.9% of total revenues, as compared with $7,551,833, or 23.3% of total revenues, for the 2005 quarter.

The decrease in general and administrative expenses during the 2006 quarter was primarily the result of decreased cost of outside services related to the acquisition of Brotman, which was completed in 2005.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2006 increased to $338,140 from $308,167 for the same period of the prior year. The increase was primarily due to accelerating, effective April 1, 2005, the rate of amortization of identifiable intangible assets acquired in the November 2003 and February 1, 2004 acquisitions of Northwest Orange County and Gateway Medical Group and affiliates, as well as depreciation expense associated with increased capital expenditures.

Income (Loss) From Unconsolidated Joint Venture

The increase in income from unconsolidated joint venture during the 2006 period results from the fiscal year 2006 participation in the OneCare program, whereby some of the Medicare beneficiaries joining CalOPTIMA’s OneCare program were assigned to the AMVI/Prospect Medical Group.

Other Expense, Net

Other expense, net for the three months ended June 30, 2006 decreased to a net expense of $50,295 from a net expense of $195,524 for the same period of the prior year. The decrease in net interest expense during the 2006 period was primarily due to increased investment income, partially offset by additional interest expenses on the $4 million GMAC Residential Funding Corporation credit facility entered into on November 1, 2005 to finance the Genesis acquisition and interest expense of $108,000 related to the exercise of warrants by Comerica in the three months ended June 30, 2005.

Provision for Income Taxes

Income tax expense increased approximately 10.3%, or $69,605 to $743,949 for the 2006 quarter, from $674,344 in the 2005 quarter. The increase in income tax expense was principally due to a $357,089 or 21% increase in pretax income. The effective tax rate decreased from 39.7% in the three months ended June 30, 2005 to 36.2% in the three months ended June 30, 2006 due to approximately $200,000 of non-taxable income in the 2006 period.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Capitation Revenue

Capitation revenue for the nine months ended June 30, 2006 was $99,442,631, representing an increase of $4,934,670 (5.2%) over capitation revenue for the nine months ended June 30, 2005, of $94,507,961.

The increase is comprised of three main factors. We estimate that net membership growth from the Genesis acquisition and higher capitation rates on our core business, exclusive of the acquisition, contributed approximately $7,500,000 and $10,300,000 in increased capitation revenue, respectively, during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisition, reduced capitation revenue by approximately $12,800,000 during the 2006 period, as compared to the 2005 period.

Fee for Service Revenue

Fee for service revenue for the nine months ended June 30, 2006 was $1,595,946 representing a decrease of $100,296 (5.9%) from fee for service revenue for the nine months ended June 30, 2005, of $1,696,242.

The decrease in fee for service revenue during the 2006 period was primarily due to fluctuations with bad debt expenses.

Management Fee Revenue

Management fee revenue for the nine months ended June 30, 2006 was $927,890, representing an increase of $329,740 (55.1%) over management fee revenue for the nine months ended June 30, 2005, of $598,150.

The increase in management fee revenue during the 2006 period was primarily the result of new management contracts with Brotman Medical Center and the new One Care product line.

Other Revenues

Other revenues for the nine months ended June 30, 2006 was $888,458, representing a decrease of $313,522 (26.1%) from other revenues for the nine months ended June 30, 2005, of $1,201,980.

Amounts primarily represent incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known.

The decrease in other revenues during the 2006 period was primarily the result of timing of pay-for-performance incentives from one of our contracted Health Plans.

PCP Capitation Expense

Primary Care Physician (PCP) Capitation expense for the nine months ended June 30, 2006 was $17,571,823, representing a decrease of $472,456 (2.6%) from PCP capitation expense for the nine months ended June 30, 2005, of $18,044,279.

We estimate that net membership growth from the November 1, 2005 Genesis acquisition contributed approximately $1,760,000 in increased PCP capitation expense during the 2006 period. We estimate that higher capitation rates on our core business, exclusive of the acquisition, increased PCP capitation expense by approximately $230,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisition, reduced PCP capitation expense by approximately $2,460,000 during the 2006 period, as compared to the 2005 period.

Specialist Capitation Expense

Specialist capitation expense for the nine months ended June 30, 2006 was $15,930,505 representing a decrease of $1,121,854 (6.6%) from specialist capitation expense for the nine months ended June 30, 2005, of $17,052,359.

We estimate that net membership growth from the November 1, 2005 Genesis acquisition contributed approximately $720,000 in increased specialist capitation expense during the 2006 period. We estimate that higher capitation rates on our core business, exclusive of the acquisition, increased specialist capitation expense by approximately $500,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisition, reduced specialist capitation expense by approximately $2,330,000 during the 2006 period, as compared to the 2005 period.

Claims Expense

Claims expense for the nine months ended June 30, 2006 was $37,191,218, representing an increase of $3,496,143 (10.4%) over claims expense for the nine months ended June 30, 2005, of $33,695,075.

We estimate that net membership growth from the Genesis acquisition contributed approximately $3,640,000 in increased claims expense during the 2006 period. We estimate that higher claims per member rates on our core business, exclusive of the acquisition, increased claims expense by approximately $4,780,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisition, reduced claims expense by approximately $4,920,000 during the 2006 period, as compared to the 2005 period. The increase in claims expense is partially due to conversion of contracts from capitation to fee-for-service.

Physician Salaries Expense

Physician salaries expense for the nine months ended June 30, 2006 was $2,504,511, representing an increase of $505,629 (25.3%) over physician salaries expense for the nine months ended June 30, 2005, of $1,998,882.

The increase in physician salaries expense during the 2006 period was primarily the result of higher bonus accruals than in the 2005 period. Physician salaries include discretionary performance bonuses awarded to providers. As discussed above, these awards are based in part on “pay-for-performance” and shared risk incentives we receive from the health plans. As such, the bonuses may fluctuate based on the amount and timing of these HMO incentive payments.

Other Cost of Revenues

Other cost of revenues for the nine months ended June 30, 2006 was $659,877, representing an increase of $149,111 (29.2%) over other cost of revenues for the nine months ended June 30, 2005, of $510,766.

The increase in other cost of revenue during the 2006 period was primarily the result of an increase in the level of certain pharmacy and injectibles being paid as contracted, although such increase did not continue into the third quarter ended June 30, 2006.  Also, in the 2005 period there was a stoploss recovery that offset costs in that period.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin increased 1.0%, to 28.2% for the nine months ended June 30, 2006, from 27.2% for the nine months ended June 30, 2005.

The increase in our gross margin percentage between the 2005 and 2006 periods was the result of the decrease in PCP and specialist capitation as a percent of revenue by 1.3% and 1.9% , respectively compared to the same period in 2005.  This was offset by an increase in claims expense and physician compensation of 1.7% and 0.4% as a percent of revenue, respectively. The reasons for these fluctuations are discussed above.

General and Administrative Expenses

General and administrative expenses were $22,878,291 for the 2006 period, representing 22.2% of total revenues, as compared with $20,674,911, or 21.1% of total revenues, for the 2005 period.

The increase in general and administrative expenses during the 2006 period was primarily the result of increased salary and related costs associated with filling open positions and increases in outside services related to SOX compliance and information technology consulting and increased management fees related to Genesis. These increases have slowed in the third quarter ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended June 30, 2006 increased to $995,729 from $805,077 for the same period of the prior year. The increase of $190,652 was primarily due to the accelerating amortization of identifiable intangible assets acquired in the September 30, 2003 and February 1, 2004 acquisitions referred to above, as well as additional depreciation expense for increased capital expenditures.

Income (Loss) From Unconsolidated Joint Venture

The increase in income from unconsolidated joint venture during the 2006 period results from the fiscal year 2006 participation in the OneCare program, whereby some of the Medicare beneficiaries joining CalOPTIMA’s OneCare program were assigned to the AMVI/Prospect Medical Group.

Other Expense, Net

Other expense, net for the nine months ended June 30, 2006 decreased to a net expense of $156,847 from $467,553 for the same period of the prior year. The decrease in net interest expense during the 2006 period was primarily due to increased investment income, partially offset by additional interest on the $4 million GMAC Residential Funding Corporation credit facility entered into on November 1, 2005 to finance the Genesis acquisition.

Provision for Income Taxes

Income tax expense increased approximately 14.5%, or $292,371 to $2,313,524 for the 2006 period, from $2,021,153 in the 2005 period. The increase in income tax expense was principally due to a 17.9% increase in pretax income. The effective tax rate decreased from 40% in the nine months ended June 30, 2005 to 38.8% in the nine months ended June 30, 2006 due to approximately $200,000 of non-taxable income in the 2006 period.

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

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements,   and maximize investment return. As of June 30, 2006 we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 115 days as of June 30, 2006, are included in Investments in the accompanying financial statements.

Net cash provided by operations was $1,232,099 for the nine months ended June 30, 2006 and $87,058 for the nine months ended June 30, 2005. The increase in net cash provided by operations for the nine months ended June 30, 2006 when compared to the nine months ended June 30, 2005 was largely due to changes in working capital and timing of our cash receipts and disbursements:

•                  Increased net income ($612,778 higher in 2006);

•                  changes in risk pool receivable balances, a use of $735,120 in the nine months ended June 30, 2006 compared to a source of $87,980 in the nine months ended June 30, 2005;

•                  changes in accounts receivable balances, a source of $1,045,836 in the nine months ended June 30, 2006 compared to a source of $143,941 in the nine months ended June 30, 2005;

•                  changes in prepaid expenses and other, a source of $42,254 in the nine months ended June 30, 2006 compared to a use of $1,258,141 in the nine months ended June 30, 2005;

•                  changes in recoverable income taxes, a use of $2,643,588 for the nine months ended June 30, 2006 compared to a use of $888,372 for the nine months ended June 30, 2006;

•                  changes in medical claims liabilities, a use of $1,212,191 in the nine months ended June 30, 2006 compared to a use of $757,519 in the nine months ended June 30, 2005;

•                  changes in accounts payable, a source of $343,152 in the nine months ended June 30, 2006 compared to a use of $1,489,861 in the nine months ended June 30, 2005;

Net cash used in investing activities was $6,727,626 for the nine months ended June 30, 2006 and $322,091 for the nine months ended June 30, 2005. The increase in net cash used in investing activites was due to the cash paid for acquisition of $6,596,080 for the November 2005 Genesis acquisition. $4,000,000 of the purchase price was financed through borrowings. Investing activities also include changes in restricted certificates of deposit, a source of $294,364 in the nine months ended June 30, 2006 compared to a use of $649,313 in the nine months ended June 30, 2005.

Net cash provided by financing activities was $3,421,814 for the nine months ended June 30, 2006 and cash used in financing activities was $5,494,977 for the nine months ended June 30, 2005. The increase in net cash provided by financing activities was due to the following factors:

•                  proceeds from issuance of notes payable, a source of $4,000,000 in the nine months ended June 30, 2006 to finance the November 2005 Genesis acquisition compared to none in the six months ended June 30, 2005;

•                  $4,000,000 repayments of line of credit, during the nine months ended June 30, 2005, none in the nine months ended June 30, 2006.

•                  $929,140 in proceeds from common stock issuances

•                  tax benefit from options exercised, a source of $459,341 in the nine months ended June 30, 2006 compared to none in the nine months ended June 30, 2005.

At June 30, 2006, we had negative working capital of $1,751,420 as compared to negative working capital of $681,960 at September 30, 2005. At June 30, 2006 and September 30, 2005, cash and cash equivalents were $14,875,591 and $16,949,304, respectively.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of June 30, 2006, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

We expect to refinance existing debt upon maturity, September 27, 2007.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of June 30, 2006 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of June 30, 2006 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,400,000
(2)%	$2,300,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,300,000)
3%	$(3,400,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(600,000)
(2)%	$(400,000)
(1)%	$(200,000)
1%	$200,000
2%	$400,000
3%	$600,000

Additionally, for each 1% (hypothetical) difference between our June 30, 2006 estimated claims liability (of $11,318,000) and the actual claims incurred run-out, net income for the nine months ended June 30, 2006 would increase or decrease by approximately $67,000, or approximately $0.01 per diluted share.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended June 30, 2006 and June 30, 2005:

	June 30, 2006	June 30, 2005
IBNR as of beginning of period	$11,532,328	$13,323,622
Health care claims expense incurred during the period related to:
Current year	37,953,115	34,984,790
Prior years	(761,897)	(1,289,715)
Total incurred	37,191,218	33,695,075
Health care claims paid during the period related to:
Current year	(27,336,714)	(23,117,828)
Prior years	(11,066,695)	(11,334,766)
Total paid	(38,403,409)	(34,452,594)
IBNR acquired during the period	997,863	—
IBNR as of end of period	$11,318,000	$12,566,103

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

As of June 30, 2006, we had cash and cash equivalents of $14,875,591. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in Federal Home Loan bonds and overnight, high yield money market funds. We also had $835,153 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Concentration of credit risk related to receivables is generally limited to amounts due from large HMO’s.

Our term loan with Residential Funding Corporation (RFC), with a balance of $10,200,000 at June 30, 2006, requires monthly principal payments of $233,333 and monthly interest payments at prime plus 2% per annum. The fair value of this debt instrument is affected by changes in market interest rates. As of June 30, 2006, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the nine months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

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

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

August 14, 2006	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 14, 2006	/s/ MIKE HEATHER
Mike Heather Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)

3.5	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.6	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

4.1	Specimen Common Stock Certificate(1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.