Form 10-K
period 2006-09-30
PROSPECT MEDICAL HOLDINGS INC
filed 2006-12-28
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of March 31, 2006 (the last business day of our most recently completed second fiscal quarter) was approximately $24,038,960 based upon the closing price for shares of our common stock as reported by the American Stock Exchange on such date.

As of December 19, 2006, 7,348,053 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2006 annual stockholders meeting, which will be filed with the Commission on or before January 28, 2007, are incorporated by reference in Part III of this report.

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

Our two management subsidiaries currently provide management services to thirteen affiliated physician organizations, including Prospect Medical Group, eleven other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization that is a joint venture in which Prospect Medical Group owns a 50% interest. We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations. Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations. In addition to our two management subsidiaries, in connection with our November 1, 2005 acquisition of Genesis HealthCare of Southern California, we entered into a contract with an independent management company, American Medical Management. This contract expired on November 1, 2006.

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

Information about our thirteen affiliated physician organizations is listed in the table below:

Affiliated Physician Organizations of Prospect Medical Holdings

Name of Affiliated Physician Organization	Type	Owned By	Managed By(1)
Prospect Medical Group	IPA	Jacob Y. Terner, M.D. (100%)	Prospect Medical Systems
Prospect Health Source Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Prospect Professional Care Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Prospect NWOC Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Santa Ana/Tustin Physicians Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Nuestra Familia Medical Group	IPA	Prospect Medical Group (55%)	Prospect Medical Systems
AMVI Prospect Health Network	IPA	Prospect Medical Group, through Santa Ana/Tustin Physician’s Group (50% joint venture)	Prospect Medical Systems
Sierra Primary Care Medical Group	Medical Clinic	Prospect Medical Group (100%)	Sierra Medical Management
Pegasus Medical Group	Medical Clinic	Prospect Medical Group (100%)	Sierra Medical Management
Antelope Valley Medical Associates	IPA	Prospect Medical Group (100%)	Sierra Medical Management
APAC Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
StarCare Medical Group	IPA	Prospect Medical Group (100%)	Prospect Medical Systems
Genesis HealthCare of Southern California(2)	IPA	Prospect Medical Group (100%)	Prospect Medical Systems

(1)          Prospect Medical Systems and Sierra Medical Management are wholly owned direct subsidiaries of Prospect Medical Holdings.

(2)          Acquired November 1, 2005. Operations included in our financial statements effective November 1, 2005.

Our affiliated physician organizations provided medical services to a combined total of approximately 171,000 HMO enrollees at September 30, 2006. AMVI Prospect Health Network enrollees include approximately 7,000 enrollees that we manage for our own economic benefit, and 7,100 enrollees that we manage for the economic benefit of our partner in this joint venture, for which we earn management fee income. Currently, our affiliated physician organizations have contracts with approximately twelve HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a monthly capitation fee per enrollee, which does not vary regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services to the HMO enrollees by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee paid by the HMOs.

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

Advances from our affiliated physician organizationsto us or one of our management subsidiaries are covered by the terms of a cash management agreement, which obligates the recipient of the advance to repay it. These advances, like advances from our management subsidiaries to our affiliated physician organizations, are reflected in the financial statements of each entity as a payable or receivable, as applicable.

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

As of December 1, 2006 there were approximately 156 small, medium and large IPAs in California. Many of these IPAs cannot obtain or have been unwilling to pursue the acquisition of capital with which to enhance their facilities or the human resources and information technology in order to grow. Smaller IPAs are disadvantaged in that they have fewer members and revenue over which to spread high fixed costs and the increasing cost of governmental regulation. Additionally, and because of their size, many smaller IPAs do not have as much leverage in physician and HMO contracting. Owners of IPAs that fall into this category likewise may be more amenable to considering fair offers for their businesses.

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

Affiliated Physician Organizations	Percentage Owned By Prospect Medical Group, Inc.(1)	Area of Operations
Prospect Medical Group, Inc.(1)(4)	—	Orange, Los Angeles and Riverside Counties
Sierra Primary Care Medical Group, Inc.(2)	100%	Antelope Valley (Los Angeles County)
Santa Ana-Tustin Physicians Group, Inc.(4)(5)	100%	Orange County
Pegasus Medical Group, Inc.(2)	100%	Antelope Valley (Los Angeles County)
Antelope Valley Medical Associates, Inc.(4)	100%	Antelope Valley (Los Angeles County)
Nuestra Familia Medical Group, Inc.(4)	55%	East Los Angeles
AMVI/Prospect Health Network(3)(4)	50%	Orange County
Prospect Health Source Medical Group, Inc.(4)	100%	West Los Angeles
Prospect Professional Care Medical Group, Inc.(4)(6)	100%	North Orange County and East Los Angeles
Prospect NWOC Medical Group, Inc.(4)(7)	100%	North Orange County
StarCare Medical Group, Inc.(4)(7)	100%	North Orange County
APAC Medical Group, Inc.(4)(7)	100%	Central Orange County
Genesis HealthCare of Southern California(4)(8)	100%	Central Orange County

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

On behalf of our affiliated physician organizations, we managed data for approximately 171,000 HMO enrollees as of September 30, 2006. We estimate that our IDX system has the capacity to process the data of at least an additional 350,000 HMO enrollees. Therefore, we believe that the cost per enrollee of adding a large number of new enrollees would be significantly less than our current cost per enrollee.

Our Market

Southern California is a mature managed care market. According to the California Department of Finance (Demographic Research Unit), the California population was approximately 37.2 million as of March 2006. According to the latest survey by Cattaneo and Stroud, Inc. (a for-profit California managed care industry research group funded, in part, by the California Healthcare Foundation), approximately 17.3 million individuals, or approximately 47% of California residents were enrolled in HMOs as of March 2006, representing a decrease of approximately 68,937 HMO enrollees compared to March 2005. HMO enrollment in California has declined slightly over the past three years, which has been attributed to the economy, unemployment, and a consumer move to preferred provider organizations (“PPOs”), which are another type of managed care plan modeled after the original fee-for-service indemnity plans, but requiring physicians to accept discounted fees. PPO customers experience higher premiums, co-payments and increased deductibles in exchange for the ability to choose their own physicians, whereas HMO enrollees receive virtually all necessary healthcare coverage with minimal co-payments.

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

So far Prospect Medical Group has limited its acquisition of physician organizations to the following organizations in Orange County, California and Los Angeles County, California:

	As of September 30, 2006
Affiliated Physician Organizations	Primary Care Physicians	Specialists	Enrollees	Area of Operations
Prospect Medical Group, Inc.	472	18085	31,500	Orange, Los Angeles & Riverside Counties
Prospect Health Source Medical Group, Inc.	179	4464	19,000	West Los Angeles
Sierra Primary Care Medical Group, Inc.(1)	97	4574	11,300	Antelope Valley (Los Angeles County)
Pegasus Medical Group, Inc.	101	4531	3,600	Antelope Valley (Los Angeles County)
Nuestra Familia Medical Group, Inc.	195	3775	5,000	East Los Angeles
Antelope Valley Medical Associates, Inc.	101	4547	7,200	Antelope Valley (Los Angeles County)
AMVI / Prospect Health Network(5)	804	4670	14,100	Orange County
Prospect Professional Care Medical Group(2)	336	7106	26,000	East Los Angeles & Orange County
Prospect NWOC Medical Group, Inc.(3)	257	6002	11,200	North Orange County
StarCare Medical Group, Inc.(3)(4)	318	5685	23,500	North Orange County
APAC Medical Group, Inc.(3)(4)	291	5490	2,700	Central Orange County
Genesis HealthCare of Southern California(6)	301	3389	16,300	North Orange County
Totals	3,452	72,318	171,400

(1)          Excludes 11 full time physicians and 2 part time physicians employed by Sierra Primary Care Medical Group and Pegasus Medical Group.

(2)          Acquisition completed as of September 30, 2003.

(3)          Acquisition completed as of February 1, 2004.

(4)          StarCare and APAC share specialist physicians.

(5)          Includes approximately 7,000 enrollees that we manage for our own economic benefit, and 7,100 enrollees that we manage for the economic benefit of our partner in this joint venture, for which we earn management fee income.

(6)          Acquisition completed as of November 1, 2005.

Enrollment Statistics
As of September 30

	1998	1999	2000	2001	2002	2003	2004	2005	2006
Commercial	83,000	87,000	83,000	105,000	102,000	136,200	168,500	144,900	140,300
Medicare	8,200	8,800	7,800	9,800	7,000	11,200	15,500	12,500	14,100
Medi-Cal	6,700	7,600	6,700	6,300	8,500	13,700	14,400	14,500	17,000
Totals	97,900	103,400	97,500	121,100	117,500	161,100	198,400	171,900	171,400

The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that, starting in 1999, we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was  4,000, 5,600, 7,100, 7,100, 7,300 and 7,100 as of September 30, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, respectively.

Commercial and Medicare enrollment statistics for Genesis HealthCare of Southern California, as of its November 1, 2005 acquisition date, totaled approximately 14,900, and 1,100, respectively. Genesis has no Medi-Cal enrollees.

Revenue Concentration Statistics of our Affiliated Professional Organizations
For the Fiscal Years Ended September 30, 2004, 2005 and 2006

For the fiscal years ended September 30, 2004, 2005 and 2006 our affiliated physician organizations recognized capitation revenue of $125,860,567, $129,143,656 and $131,436,858, respectively. During those periods, the four largest clients of our affiliated physician organizations, PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 80%, 79% and 79% of total capitation revenue, respectively:

	Capitation Revenue		Capitation Revenue		Capitation Revenue
	Year Ended	% of Total	Year Ended	% of Total	Year Ended	% of Total
	September 30, 2004	Capitation Revenue	September 30, 2005	Capitation Revenue	September 30, 2006	Capitation Revenue
PacifiCare	$40,903,464	32%	$40,155,679	31%	$39,337,714	30%
Health Net	25,933,742	21%	25,224,324	20%	27,113,638	21%
Blue Cross	19,899,135	16%	21,365,598	17%	20,948,066	16%
Blue Shield	13,467,152	11%	14,802,756	11%	15,954,577	12%
Totals	$100,203,493	80%	$101,548,357	79%	$103,353,995	79%

See Item 1, “Business—Competition” and Item 1A, “Risk Factors”—for additional details regarding concentration.

As of December 1, 2006, our affiliated physician organizations were listed as having a combined market share (based on number of HMO enrollees served) of approximately 8.6 percent in Orange County (123,000—enrollees compared to 1,436,100 total enrollees in Orange County), and approximately 1.0 percent in Los Angeles County (48,400 enrollees compared to 4,659,820 total enrollees in Los Angeles County).

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

The management fee percentage listed above for the AMVI/Prospect Health Network joint venture approximates the following specifically determined management fees. There are two primary CalOPTIMA programs; basic Medi-Cal and a related program called Healthy Families, focused on health coverage for children. For the management services we provide to enrollees assigned to AMVI’s division of the joint venture, one of our management companies, Prospect Medical Systems, is compensated $3.00 per member per month for the Medicaid enrollees, and 11% of hospital capitation revenues received by them for Healthy Families enrollees. We record these amounts as revenue. For the management services we provide to enrollees assigned to our division of the joint venture, Prospect Medical Systems is compensated $4.70 per member per month for the Medicaid enrollees and 11% of hospital capitation revenues received for Healthy Families enrollees. We eliminate these intercompany amounts in consolidation. The fee we charge AMVI is lower than our own, as a result of matching a competing management services proposal that AMVI received from another management company. AMVI does not receive any management fees from the joint venture.

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

Our management subsidiaries have the right, under their management services agreements, to control the depository accounts of the affiliated physician organizations they manage. Our management subsidiaries make disbursements on behalf of each affiliated physician organization to pay for all physician medical expenses for the HMO enrollees.

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

•       SUB-CAPITATING AND CONTRACTING: For those specialties for which our affiliated physician organizations cannot or do not choose to obtain a sub-capitated contract, we negotiate discounted fee-for-service contracts. The reimbursement mode of these contracts is approximately 80% of the amount Medicare allows. Contracts are typically based on a percentage of the Medicare fee schedule.

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

As of September 30, 2006, our affiliated physician organizations employed 13 physicians (including two part time physicians), and had independent contracts with approximately 75,800 physicians.

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

Based on the December 2006 Cattaneo and Stroud estimates, total HMO enrollment in Los Angeles County was approximately 4,761,320 of which Prospect had approximately 48,400 enrollees, or approximately 1%. HMO enrollment in Orange County was estimated at approximately 1,437,400  of which Prospect had approximately 123,000 enrollees, or approximately 8.6%.

In Los Angeles County, California our largest competitors include:

Competition	Estimated Enrollment	% of Total Enrollment of Major Competition Including Prospect
Healthcare Partners Medical Group	425,400	9.1%
Heritage Provider Network	288,000	6.2%
La Vida Medical Group	167,800	3.6%
Facey Medical Foundation	118,000	2.5%
Los Angeles County Dept of Health Services	92,000	2.0%
Lakeside Medical Group	88,500	1.9%
Community Medical Group of the West Valley	82,050	1.8%
Health Care LA, IPA	87,850	1.9%
All Others including Kaiser	3,261,820	70.0%
Sub-Total	4,611,420	99.0%
Prospect Health Source Medical Group	19,000
Sierra Primary Care Medical Group	11,300
Antelope Valley Medical Group	7,200
Pegasus Medical Group	3,600
Nuestra Familia Medical Group	5,000
Prospect Professional Care Medical Group	2,300
Sub-Total—Prospect	48,400	1.0%
Grand Totals	4,659,820	100%

In Orange County, California our largest competitors include:

Competition	Estimated Enrollment	% of Total Enrollment of Major Competition Including Prospect
St. Joseph Heritage Healthcare	187,900	13.1%
Monarch Healthcare	175,100	12.2%
Greater Newport Physicians Medical Group	113,300	7.9%
Bristol Park Medical Group	91,400	6.4%
All Others including Kaiser	745,400	51.9%
Sub-Total	1,313,100	91.4%
Prospect Affiliates
Prospect Medical Group	31,500
AMVI/Prospect Health Network	14,100
Prospect Professional Care Medical Group	23,700
Prospect NWOC Medical Group	11,200
Star Care Medical Group	23,500
APAC Medical Group	2,700
Genesis HealthCare of Southern California	16,300
Sub-Total—Prospect	123,000	8.6%
Grand Totals	1,436,100	100%

According to Cattaneo and Stroud, between 1996 and December 1, 2006, 186 medical groups and independent physician associations throughout California have closed, with 46.2% of the closures due to financial problems. This has reduced the number of competitors in our service area and in our opinion, this consolidation among physician organizations will likely continue. Cattaneo and Stroud reports that, at December 1, 2006, there were 309 medical groups and independent physician associations in California, including 156 small, medium and large, independent physician associations.

Additionally, the California Department of Managed Health Care (“DMHC”) has mandated certain financial statement solvency requirements of medical groups and independent physician associations including cash to claims ratios, positive working capital and positive tangible net worth for all groups. We believe a number of smaller groups will not be able to achieve the financial solvency requirements of the DMHC, which will create additional consolidation opportunities for us.

Based on the December 2006 statewide Cattaneo and Stroud statistics, we believe that the combined enrollment of our affiliated physician organizations is the eighth largest in California.

Physician Organization	Service Area	Estimated Enrollment
Kaiser Foundation	California	6,335,200
HealthCare Partners Medical Group	Los Angeles County Orange County	425,400
Hill Physicians Medical Group	Alameda County Contra Costa County Placer County Sacramento County San Francisco County Solano County	392,800
Brown & Toland Medical Group	Marin County San Mateo County San Francisco	256,900
Heritage Provider Network	Los Angeles County Riverside County San Bernardino County	255,300
Primecare Medical Network	Los Angeles County Riverside County San Bernardino County	222,800
St. Joseph Heritage Medical	San Bernardino County Orange County	187,900
Prospect Medical Group and Subsidiaries	Los Angeles County Orange County	176,100
Monarch Healthcare	Orange County	175,100
Sharp Community Medical Group	San Diego County	169,000
La Vida Medical Group	Los Angeles County	167,800

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

Corporate Practice of Medicine and Professional Licensing

Federal and state laws specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under these laws, we are prohibited from practicing medicine or exercising control over the provision of medical services. We do not employ physicians to provide medical services, exert control over medical decision-making or represent to the public that we offer medical services. We have entered into management services agreements with our affiliated physician organizations that reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services to the physician organizations. Some states have interpreted management agreements with physicians as unlawful fee splitting. Although the laws in these states have been subjected to limited judicial and regulatory interpretation, we believe that our contractual arrangements with physician networks, hospitals, or physician groups are appropriate and that we are in compliance with applicable state laws in relation to te corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated professional contractors constitute unlawful fee-splitting, in which case we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements with our affiliated professional contractors.  Moreover, changes in the corporate practice of medicine or fee-splitting laws may require modifications in our relationships with our clients.

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

Fraud and Abuse

Existing federal laws governing Medicaid, Medicare and other federal health care programs, as well as similar state laws, impose a variety of fraud and abuse prohibitions on the Company. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice and various state authorities. In addition, in the Deficit Reduction Act of 2005, Congress created a new Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims acts as an additional enforcement tool against Medicaid fraud and abuse.  Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations.

HIPAA Administrative Simplification and Privacy Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, the Department of Health and Human Services (“HHS”) published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. We were required to comply with the standards by October 16, 2003.

HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. We were required to comply with privacy regulations released by HHS by April 14, 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released final security regulations on February 20, 2003. The security regulations became mandatory on April 20, 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

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

Health Plan Licensing and Regulation

The California Department of Managed Health Care (“DMHC”) is responsible for licensing and regulating health plans in California under the Knox-Keene Health Care Service Plan Act of 1975.

Our affiliated physician organizations contract with health plans (also known as ““HMOs’’) to provide physician and certain ancillary services to the health plans’ enrollees. The Knox-Keene Act imposes numerous requirements on health plans regarding the provision of care to health plan enrollees. HMOs, in turn, require their contracted physician organizations to comply with those requirements where applicable. Health plans also require their contracted physician organizations to ensure compliance with applicable Knox-Keene Act requirements on the part of the organizations’ sub-contracted physicians. Thus, our physician organizations are indirectly subject to many of the requirements of the Knox-Keene Act. While health plans are bound by the provisions of the Knox-Keene Act directly, our physician organizations are bound by many of these same provisions as embodied in their contracts with plans.

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

Financial Solvency Regulations

The DMHC has instituted financial solvency regulations mandated by California Senate Bill 260. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Management believes that our affiliated physician organizations that are subject to these regulations will be able to comply with them. However, these regulations could limit the company’s ability to use its cash resources to make future acquisitions.

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

Our cash-to-claims ratio on September 30, 2006, was 1.46.

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

General Regulatory Requirements

The health care industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated physician organizations is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, health care continues to attract legislative interest and public attention. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance, requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our stock. In addition to the regulations referenced above, our operations may also be affected by changes in ethical guidelines and operating standards of professional and trade associations such as the American Medical Association. Changes in existing ethical guidelines or professional organization standards, adverse judicial or administrative interpretations of such guidelines and standards, or enactment of new legislation could require us to make costly changes to our business that would reduce our profitability.

Insurance

We maintain general liability, property, automobile and workers’ compensation insurance as well as directors and officers insurance, which includes employee practices liability insurance. Our annual policy limits are $1,000,000 per occurrence and $2,000,000 in the aggregate for general liability coverage, $7,150,000 for property coverage, $1,000,000 for automobile coverage, the amounts required by state law for workers’ compensation, $1,000,000 for employment practices liability and $7,000,000 in the aggregate (primary and excess) for directors and officers liability.

Our affiliated physician organizations, Prospect Professional Care Medical Group, Inc., AMVI/Prospect Health Network, Antelope Valley Medical Associates, Nuestra Familia Medical Group, Inc., APAC Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect NWOC Medical Group, Inc., Santa Ana-Tustin Physicians Group, Inc, StarCare Medical Group, Inc., Pegasus Medical Group, Inc. Sierra Primary Medical Group, Inc., Genesis HealthCare of Southern California and Prospect Medical Group, Inc. maintain managed care errors and omissions insurance (professional liability) in a minimum coverage amount of $1,000,000 per claim and $3,000,000 in the aggregate. The managed care errors and omissions policy also provides directors and officers insurance for the corporate entity in a minimum coverage amount of $1,000,000 per claim and $1,000,000 in the aggregate.

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

Our insurance, and the insurance of our affiliated physician organizations, contain customary exclusions and exceptions from coverage. Additionally, we are at risk for our self-insured retention (“deductible”) on certain policies such as $1,000 for our property policy and $75,000 for the managed care errors and omissions insurance.

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

Name	Age	Position
Jacob Y. Terner, M.D.	72	Chairman, Chief Executive Officer and Director
Catherine S. Dickson	37	President, Chief Operating Officer and Director
Mike Heather	48	Chief Financial Officer
R. Stewart Kahn	55	Executive Vice President and Secretary
Linda Hodges	62	Executive Vice President of Compliance
Michael A. Terner	45	Vice President, HMO Contracting and Health Plan Relations
Donna Vigil	58	Vice President, Finance

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

During recent periods, the number of HMO enrollees using our provider networks has declined (not taking into account our recent acquisitions of additional affiliated physician organizations), and management currently anticipates that this trend will continue. The profitability and growth of our business depends largely on the number of HMO members who use our provider networks. We seek to maintain and increase the number of HMO enrollees using our provider networks by monitoring enrollment of the HMOs with which our affiliated physician organizations have contracts, affiliating with additional IPAs and acquiring other management companies. If we are not successful, we may not be able to maintain our profitability or to continue to grow our business in the future. For the years ended September 30, 2002, 2003, 2004, 2005 and 2006, the decrease in the number of HMO enrollees using our provider networks was 3,600, 1,400, 20,700, 26,500 and 16,400 respectively. Estimated revenue reductions associated with the enrollment decreases for those periods were approximately, $3,500,000, $400,000, $8,200,000, $11,100,000 and $3,800,000, respectively. These estimates assume that enrollment decreased ratably during the indicated periods and, as such, represent approximately 50% of the lost revenue that will be experienced in subsequent periods, when the enrollment decline is in effect for the whole period.

Our working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

We have historically been in a negative working capital position. Having a working capital deficit may signal an impaired ability to pay debts as they come due.

We had negative working capital of $3,141,414, $681,960 and $123,898 as of September 30, 2004, 2005 and 2006, respectively. This represents the difference between our current assets and our current liabilities. The negative working capital is the result of a reduction in cash and cash equivalents that have been used to reduce our bank debt and current liabilities incurred in operations and acquisitions, primarily related to medical expense claims.

As of the fiscal years ended 2004, 2005 and 2006, our indebtedness for capital leases, subordinated seller notes, and notes to our bank totaled $15,008,554, $8,166,667 and $12,000,000. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions. This, and our recording of reserves for incurred but not reported healthcare expense claims, have been the primary reasons for our negative working capital position at September 30, 2004, 2005 and 2006.

If the value of our goodwill and intangible assets with indefinite useful lives becomes impaired, the impaired portion will have to be written off, which could materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

Our intangible assets represent a substantial portion of our assets. As of September 30, 2006, goodwill totaled $37,838,169 and other intangible assets totaled $1,738,475 for a combined total of $39,576,643 and represented approximately 59% of our total assets.

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

We are subject to certain financial covenants and other conditions required by our loan agreement with Residential Funding Corporation (“RFC”), including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. We exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. Our actual senior debt/EBITDA ratio as of those two dates was 1.57 and 1.51, respectively. RFC waived these covenant violations effective April 7, 2005 and, in addition, agreed to exclude certain items from the covenant computations for a twelve month period, which enabled us to meet the minimum fixed charge coverage ratio at December 31, 2004. Effective September 30 2006, in order to enable the Company to meet the minimum fixed charge coverage ratio, RFC amended the loan agreement to lower the required ratio through December 2006, and made certain allowances in the manner in which that ratio is calculated. There can be no assurance that we will be able to meet all of the financial covenants and other conditions required by our loan agreement. RFC may not grant waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity and preclude us from making further acquisitions.

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

For the fiscal year ended September 30, 2006, contracts with our four largest HMO clients accounted for approximately 79% of our enrollment, of which our contract with PacifiCare of California accounted for approximately 22% of our enrollment, our contract with Health Net of California accounted for approximately 23% of our enrollment, our contract with Blue Cross of California accounted for approximately 20% of our enrollment, and our contract with Blue Shield of California accounted for approximately 14% of our enrollment. During the fiscal year ended September 30, 2006, our contract with PacifiCare of California accounted for $39,337,714 in revenue, or 30% of our total capitation revenue, our contract with Health Net of California accounted for $27,113,638 in revenue, or 21% of our total capitation revenue, our contract with Blue Cross accounted for $20,948,066 in revenue, or 16% of our total capitation revenue and our contract with Blue Shield of California accounted for $15,954,577 in revenue, or 12% of our total capitation revenue. For the fiscal year ended September 30, 2006, PacifiCare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $103,353,995, or approximately 79% of our total capitation revenue.

For the fiscal year ended September 30, 2005, contracts with our four largest HMO clients accounted for approximately 75% of our enrollment, of which our contract with PacifiCare of California accounted for approximately 22% of our enrollment, our contract with Health Net of California accounted for approximately 18% of our enrollment, our contract with Blue Cross of California accounted for approximately 19% of our enrollment, and our contract with Blue Shield of California accounted for approximately 16% of our enrollment. During the fiscal year ended September 30, 2005, our contract with PacifiCare of California accounted for $40,155,679 in revenue, or 31% of our total capitation revenue, our contract with Health Net of California accounted for $25,224,324 in revenue, or 20% of our total capitation revenue, our contract with Blue Cross accounted for $21,365,598 in revenue, or 17% of our total capitation revenue and our contract with Blue Shield of California accounted for $14,802,756 in revenue, or 11% of our total capitation revenue. For the fiscal year ended September 30, 2005, PacifiCare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $101,548,357, or approximately 79% of our total capitation revenue.

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

Our revenue and profitability could be significantly reduced and could also fluctuate significantly from period to period under Medicare’s new Risk Adjusted payment methodology.

In calendar 2004, CMS began a four year phase-in of a revised compensation model for Medicare beneficiaries enrolled in Medicare Advantage plans. Previously, monthly capitation revenue was based on age, sex and location.

CMS’s revised payment model seeks to compensate Medicare Managed Care organizations based on the sickness (“acuity”) of each individual enrollee. Health Plans/IPA’s with sicker enrollees will receive more, and those with healthier enrollees will receive less. This is referred to by CMS as “Risk Adjustment.”

Significant ongoing office visits by members, and submission of encounter data is required in order to receive incremental revenue, or not lose revenue for any given member. This requires a great deal of continuous effort on our part, and co-operation on the parts of our contracted physicians and members. We have not always been able to gain this co-operation from the contracted physicians and members, or devote the resources necessary to obtain incremental Risk Adjustment revenue, or avoid having previously received revenue taken back from us.

Additionally, because of the time required by CMS to process all of the submitted encounter data from all participating entities, we typically do not find out until the latter part of the calendar year what adjustments will be made to our Medicare revenue for the year, at which time those adjustments to revenue, which have historically been very significant, are recorded.

In fiscal 2005, we received approximately $4.0 million in incremental Risk Adjustment revenue for calendar 2005. This was primarily received in our fiscal fourth quarter and was recorded in that quarter. In fiscal 2006, we were required to give back approximately $1.5 million in Risk Adjustment revenue. Again, this adjustment became known, and was recorded, in our fiscal fourth quarter, even though the majority of the adjustment related to earlier periods.

Given the deadlines for submitting data to CMS, and CMS’s processing time in order to calculate these Risk Adjustment revenue changes, we have no way of reliably estimating the impact of Risk Adjustment until such time as those adjustments are made known by CMS. As such, retroactive Risk Adjustments will be recorded each year in the quarter they become known, notwithstanding that a significant portion of those adjustments will relate to earlier periods. These adjustments will continue to be significant.

Our operating results could be adversely affected if our actual health care claims exceed our reserves.

Historically, we have not had adequate cash resources to retire one hundred percent (100%) of our incurred but not reported (i.e., accrued or “IBNR”) medical claims. As of September 30, 2004, 2005 and 2006 we could retire approximately 156%, 147% and 146%, respectively, of our accrued medical claims and other health care costs payable using all of our cash and cash equivalents. This percentage will fluctuate as of the particular cut-off dates depending on the IBNR calculations as of each date, the timing of the actual disbursement of claims checks near those dates, the status of specifically reserved items as of those dates, the level of borrowings made as of the given dates and whether there have been any recent acquisitions, and the amount of cash included as part of those acquisitions.

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

We estimate the amount of our reserves for submitted claims and IBNR claims primarily using standard actuarial methodologies based upon historical data. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis, are continually reviewed and are adjusted in current operations as required. As of September 30, 2004, 2005 and 2006, we estimated our IBNR at $13,323,622, $11,532,328 and $11,400,000 respectively. Given the uncertainties inherent in such estimates, the reserves could materially understate or overstate our actual liability for claims payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

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

HMOs often insist on withholding negotiated amounts from the affiliated physician organizations’ professional capitation payments, which the HMOs are permitted to retain, in order to cover the affiliated physician organizations’ share of any risk-sharing deficits; and hospitals often demand cash settlements of risk sharing deficits as a “quid pro quo” for joining in these arrangements. Net risk-pool surpluses (deficits) were $(21,610), $1,151,373 and $3,346,204 for the fiscal years ended September 30, 2004, 2005 and 2006, respectively.

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

Our cash-to-claims ratio at September 30, 2006, was 1.46.

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

Although our affiliated physician organizations do not directly contract with the Centers for Medicare & Medicaid Services (a federal agency within the U.S. Department of Health and Human Services), during the fiscal year ended September 30, 2004, our affiliated physician organizations received $43,490,025 or approximatley 35% of capitation revenues, derived from payments made to the affiliated physician organizations from HMOs that contract with Medicare, Medicaid and other government-sponsored health care programs. Consequently, any change in the regulations, policies, practices, interpretations or statutes adversely affecting payments made to HMOs under these government-sponsored health care programs could reduce our profitability. A continuing decline in enrollees in Medicare Advantage could also have a material adverse effect on our profitability.

For the year ended September 30, 2005, our affiliated physician organizations received $46,791,854 in revenues from HMOs that contract with Medicare, Medicaid and other government-sponsored health care programs, which represents approximately 37% of capitation revenues.

For the year ended September 30, 2006, our affiliated physician organizations received $45,397,090 in revenues from HMOs that contract with Medicare, Medicaid and other government-sponsored health care programs, which represents approximately 35% of capitation revenues.

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

We have developed sophisticated management information systems that process and monitor patient case management and utilization of physician, hospital and ancillary services, claims receipt and claims payments, patient eligibility and other operational data required by management. These systems may require modifications, improvements or replacements as we expand and as new technologies become available. We may also be required to modify our management information systems in order to comply with new government regulations. For example, regulations adopted under the federal Health Insurance Portability and Accountability Act of 1996 beginning in August 2000 have required us to begin complying with new electronic health care transactions and conduct standards, new uniform standards for data reporting, formatting and coding, and new standards for ensuring the privacy of individually identifiable health information. This required us to make significant changes to our management information systems, at substantial cost. Similar modifications, improvements and replacements may be required in the future at additional substantial cost and could disrupt our operations during periods of implementation. Moreover, implementation of such systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The complications, delays and cost of implementing these changes could disrupt our business and reduce our profitability. During the years ended September 30, 2004, 2005 and 2006, we estimate that the costs incurred by us to upgrade and modify our management information system exclusive of any employee expense have totaled approximately $540,000, $230,000 and $210,000. These amounts do not include any of the costs associated with running our company’s information systems department, which currently approximate $2 million annually.

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

Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. Our quarterly results of operations may fluctuate for a number of reasons. Our annual and interim financial statements contain accruals that are calculated quarterly for estimates of incentive payments to be made by the HMOs to our affiliated physician organizations based upon hospital utilization to budgeted costs. Quarterly results have in the past, and may in the future, be affected by adjustments to such estimates for actual costs incurred. We are subject to quarterly variations in our medical expenses due to fluctuations in patient utilization, legislative and regulatory developments, general economic conditions, CMS risk adjustment calculations, and the capitated nature of our revenues. Historically, the affiliated physician organizations and HMOs generally reconcile differences between actual and estimated amounts relating to HMO incentive payment arrangements by the third quarter of each calendar year. In the event that the affiliated physician organizations and HMOs are unable to reconcile such differences, extensive negotiation, arbitration or litigation relating to the final settlement of these amounts may occur. Any delay in the settlement of these amounts may result in our being unable to record anticipated income. As our network expands to include additional IPAs, the timing of these reconciliations may vary; this variation in timing may cause our results not to be directly comparable to corresponding quarters in other years. Our financial statements also include estimates of costs for covered medical benefits incurred by enrollees, which costs have not yet been reported by the providers (incurred but not reported claims). While these estimates are based on information available to us at the time of calculation, actual costs may differ from our estimates of such amounts. If the actual costs differ significantly from the amounts we have estimated, adjustments will be required and quarterly results may be affected. Quarterly results may also be affected by movements of HMO members from one HMO to another, particularly during periods of open enrollment for HMOs, which occur primarily in September, October and January of each year. Additionally, the completion of acquisitions causes fluctuations in our quarterly results, as results of the acquired entities are consolidated with our results for periods following the acquisitions. These factors can make our quarterly results not be directly comparable to the results in corresponding quarters of other years, making it difficult to predict our future results of operations. As a result, our results of operations may fluctuate significantly from period to period, which could decrease the value of our common stock.

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

Item 2.                        Properties.

Properties

We do not own any real property. We, or our affiliated physician organizations, currently lease space for administrative and medical offices, some of which is shared space, as follows:

Medical or Independent Practice Association Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Group(1)	Santa Ana, CA	Shares space with Prospect Medical Systems	5 years; 2010	$42,978
Sierra Primary Care Medical Group(3)	Lancaster, CA	Shares space with Antelope Valley Medical Associates and Sierra Medical Management	6.5 years; 2012	$14,809
Sierra Primary Care Medical Group(3)	Palmdale, CA	Medical Clinic	5 years; 2007	$13,906
Pegasus Medical Group(3)	Palmdale, CA	Medical Clinic	5 years; 2007	$7,812

Administrative Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Holdings(4)	Culver City, CA	Corporate headquarters	7 years; 2012	$5,311
Prospect Medical Holdings	Santa Ana, CA	Warehouse/ Storage Space	5 years; 2009	$17,134
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2010	$42,978
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2011	$20,400
Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care Medical Group and Antelope Valley Medical Associates	6.5 years; 2012	$14,809
Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care Medical Group	1 year; 2007	$1,700
Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care	3 year; 2009	$1,350

(1)          Prospect Medical Group includes all affiliated physician organizations that are wholly-owned subsidiaries of Prospect Medical Group.

(2)          On January 27, 2004, Prospect Medical Systems executed a 6th Addendum to its office lease that provided for an increase in space of 5,298 square feet effective November 1, 2004, at which date, the base rent increased to $42,978.

The Company leased additional space in July, 2006 adjacent to the Santa Ana facilities for approximately 12,015 square feet. The lease agreement term is for a 60 months, through 2011, with starting monthly lease payments of approximately $20,400 .

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

Employees

At September 30, 2006, we and our affiliated physician organizations had a total of 367 employees. The employees are not subject to any collective bargaining agreements. We believe that employee relations are good.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended September 30, 2006.

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

The following table sets forth the quarterly high and low sales prices for our common stock since trading on the American Stock Exchange commenced:

Date Range	High Sales Price	Low Sales Price
2005
Third Quarter (beginning May 11, 2005)	$6.50	$5.45
Fourth Quarter	$5.74	$4.00
2006
First Quarter	$6.00	$4.26
Second Quarter	$7.25	$4.80
Third Quarter	$6.31	$5.15
Fourth Quarter	$6.15	$5.50

As of December 20, 2006, we had approximately 251 record owners and approximately 657 beneficial owners of our common stock.

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

Item 6.                        Selected Financial Data

Selected Financial Data

Set forth below is our selected consolidated financial data for the five fiscal years ended September 30, 2006 derived from our audited consolidated financial statements. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and related notes included herein and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Amounts are in thousands except for per share and enrollment data:

	Year Ended September 30
	2002	2003(1)	2004(2)	2005	2006(3)
Statement of Operations Data:
Revenues	$69,170	$66,542	$129,516	$133,518	$135,796
Cost of revenues	49,929	46,740	95,975	96,371	97,184
Gross margin	19,241	19,802	33,541	37,147	38,612
Operating expenses
General and administrative	17,248	18,200	24,335	27,229	30,205
Depreciation and amortization	580	540	733	948	1,513
	17,828	18,740	25,068	28,177	31,718
Operating income from unconsolidated joint venture	511	728	207	88	1,400
Operating income	1,924	1,790	8,680	9,058	8,294
Investment income	151	59	76	400	913
Interest expense	(322)	(195)	(91)	(958)	(1,107)
Interest expense, net	(171)	(136)	(15)	(558)	(194)
Equity in losses, and write down, of unconsolidated investment	—	—	—	(1,000)	—
Income before income taxes	1,753	1,654	8,665	7,500	8,100
Income tax provision	(483)	(683)	(3,525)	(3,415)	(3,194)
Minority interest	(9)	(16)	(13)	(12)	(16)
Net income	$1,261	$955	$5,127	$4,073	$4,890
Basic earnings per share	$0.26	$0.23	$1.19	$0.83	$0.71
Diluted earnings per share	$0.26	$0.22	$0.68	$0.48	$0.60

	As of September 30
	2002	2003(1)	2004(2)	2005	2006(3)
Balance Sheet Data:
Assets:
Cash and Cash Equivalents	$4,566	$6,517	$20,330	$16,949	$16,623
Other Current Assets	2,931	2,151	4,218	5,702	8,145
Fixed Assets	1,114	1,022	1,606	1,202	1,286
Other Assets (Primarily Goodwill)	17,300	24,899	34,134	33,878	40,603
Total Assets	$25,911	$34,589	$60,288	$57,731	$66,657
Liabilities and Shareholders’ Equity:
Current Liabilities	$17,075	$25,364	$27,689	$23,332	$24,892
Long-Term Liabilities	2,861	2,003	9,648	7,398	7,880
Minority Interest	74	80	64	65	82
Total Shareholders’ Equity	5,901	7,142	22,887	26,936	33,803
Total Liabilities and Shareholders’ Equity	$25,911	$34,589	$60,288	$57,731	$66,657
HMO Enrollment:(4)(5)
Commercial	102,000	136,200	168,500	144,900	140,300
Medicare	7,000	11,200	15,500	12,500	14,100
Medi-Cal	8,500	13,700	14,400	14,500	17,000
Total Enrollment	117,500	161,100	198,400	171,900	171,400

(1)          The balance sheet and operating results of Prospect Professional Care Medical Group have been included in the consolidated balance sheet as of September 30, 2003, the date of acquisition, and in the consolidated statements of income as of and for periods after September 30, 2003.

(2)          The balance sheet and operating results of Prospect NWOC Medical Group, Inc., StarCare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources have been included in the consolidated financial statements for periods after their February 1, 2004 date of acquisition.

(3)          The balance sheet and operating results of Genesis HealthCare of Southern California have been included in the consolidated financial statements after its November 1, 2005 acquisition date.

(4)          Enrollment as of September 30, 2003 includes approximately 45,000 enrollees acquired through the purchase of Prospect Professional Care Medical Group that occurred on that date.

(5)          The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that, starting in 1999, we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was 5,600, 7,100, 7,100,7,300 and 7,100 as of September 30, 2002, 2003, 2004, 2005, and 2006 respectively.

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

Executive Overview

General Operations

We are a Southern California health care company that provides management and administrative services to affiliated physician organizations that have entered into agreements with HMOs to provide medical services to approximately 171,400 HMO enrollees (as of September 30, 2006) in Orange and Los Angeles counties.

In managing the affiliated physician organizations, we remain sensitive to local custom and practice, while centralizing, for the most part, the management functions in our Santa Ana, California operations center.

Highlights of Performance (Year Ended September 30, 2006 as compared to 2005)

•       The member months decreased by approximately 0.3% compared to the prior year.

•       Revenue increased by approximately 2% compared to the prior year.

•       The medical cost ratio decreased from 72.62% to 72.23% compared to the prior year.

•       General and administrative expenses increased approximately 11% compared to the prior year.

•       Operating income decreased by approximately 8% compared to the prior year.

•       Diluted earnings per share increased by 25% compared to the prior year.

•       Total cash and cash equivalents decreased by $325,898, or approximately 2% compared to the prior year.

•       Total bank debt increased by $3,833,333 or approximately 47% compared to the prior year.

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

•       Total bank debt decreased by $6,841,887 or approximately 46% compared to the prior year.

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

•       If unemployment in Southern California went up, or a major employer scaled back local operations, or relocated, the HMOs would have lower enrollment and revenues, which in turn would impact our operations.

Additionally, the central element of our business plan is to grow both revenues and profits by acquisition of IPAs. In California there are approximately 156 IPAs (including IPAs that may also operate a medical clinic) that have managed care membership. Identification and successful pursuit of the appropriate acquisition candidates presents material opportunities, challenges and risks.

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

Operating Revenues

Approximately 97% of our fiscal 2006 revenues were from the capitation payments made each month by HMOs to our affiliated physician organizations, for HMO enrollees who have chosen or been assigned to one of our affiliated physician organizations, to provide for their professional medical care. The predominant method of receiving our capitation payments is by a ready funds wire into the accounts of our affiliated physician organizations, generally between the 10th and 25th day of each month.

We receive management fees from non-affiliated physician organizations, from Brotman Medical Center (in which we have a minority interest), and from our partner in the AMVI/Prospect joint venture. The fee is either a fixed percentage of revenue of the non-affiliated physician organization, or a fixed per-member-per-month payment.

Our two group medical practices, Sierra Primary Care Medical Group and Pegasus Medical Group also generate fee-for-service billings, which are reimbursed by Medicare, Medicaid (Medi-Cal in California), private indemnity health insurance, and cash payments by patients.

For the year ended September 30, 2006, as compared to 2005, we experienced a slight increase in revenues, primarily due to the Genesis acquisition in November 2005 and net increases in risk pool revenue. These increases were offset by declines in enrollment.

For the year ended September 30, 2005, as compared to 2004, we experienced a slight increase in revenues, primarily due to inclusion of full 12 months of revenue from our 2004 acquisitions and net increases in our Medicare enrollees’ Risk Adjustment factors. These rate increases were offset by declines in enrollment.

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

Consolidation of Financial Statements

As discussed further in Note 1 to our consolidated financial statements, under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under EITF Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through an assignable option agreement, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. We have also concluded that under Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) we are required to consolidate our affiliated physician organizations. The operations of our affiliated physician organizations have a significant impact on our financial statements. All inter-company accounts and balances have been eliminated in consolidation.

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

Variability in capitation revenue has increased beginning in calendar 2004, when Medicare began a four year phase-in of a revised capitation model referred to as “Risk Adjustment.” Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded a $1.5 million reduction in revenue in the fourth quarter of fiscal 2006 for risk adjustment factors and a $4 million increase in capitation in the comparable 2005 period.

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

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. Except for two contracts where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate  future risk sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on estimated hospital utilization and associated costs compared to budget and, if available, interim risk pool settlements reported by health plans. These estimates are inherently uncertain and could differ significantly from actual results. Differences between actual and estimated settlements are recorded when the final outcome is known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known since we do not have the ability to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

Management fee revenue is earned in the month the services have been delivered.

Accrued Medical Claims

Our affiliated physician organizations are responsible for the medical services their contracted or employed physicians provide to an assigned HMO enrollee. The cost of health care services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not reported. The determination of our claims liability and other healthcare costs payable is particularly important to the determination of our financial position and results of operations and requires the application of significant judgment by our management, and as a result, is subject to an inherent degree of uncertainty.

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

These accruals are continually monitored and reviewed, and as claims settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change significantly in the near term. Our reserve models use lag-based incurred claim estimates and trended per member per month estimates, which are the most significant assumptions in determining our claims liability. The model considers claims payment data for the past 25 months. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, ultilization patterns, authorized services and other relevant factors.

The following table presents the components of the change in accrued medical claims for the three years ended September 30, 2006:

	Year Ended September 30
	2004	2005	2006
IBNR at Beginning of Year	$10,557,426	$13,323,622	$11,532,328
Health Care Claims Expense Incurred During the Year:
Related to Current Year	44,699,711	46,030,847	50,587,185
Related to Prior Year	(2,327,044)	(855,164)	(854,595)
Total Incurred	42,372,667	45,175,683	49,732,590
Health Care Claims Paid During the Year
Related to Current Year	(33,295,082)	(35,266,828)	(39,488,526)
Related to Prior Year	(7,268,752)	(11,700,149)	(11,242,787)
Total Paid	(40,563,834)	(46,966,977)	(50,731,313)
IBNR Acquired During the Year, net	957,363	—	866,395
IBNR at End of Year	$13,323,622	$11,532,328	$11,400,000

Acquisition balances represent medical claims liabilities of acquired entities as of the applicable purchase date. Our strategy of growth by acquisition increases the complexity and variability already inherent in our claims estimation process. Our business in general, and this area of our business in particular, is subject to uncertainty as to the outcome and estimation of medical claims, which uncertainty is additionally impacted by our acquiring and integrating businesses previously not operated by us. Following an acquisition, we ensure that the IBNR methodology and calculations for the acquired business are consistent with our own methodology and calculations. Our IBNR models consider claims payment data for the current month and the prior 24 months. During the 25-month period following our acquisition, and to the extent that the prior owners’ experience and management of medical expenses was different from ours, actual experience under our management and contracting will be reflected in the IBNR calculations. We attempt to be consistently conservative in reserving for known and anticipated medical claims liabilities. This requires additional emphasis for recently acquired businesses. The favorable change in estimates related to prior years claims in the above table reflect additional provisions for adverse deviation, which is consistently maintained.

We believe that the amount of our accrued medical claims is adequate to cover our ultimate liability for incurred claims as of September 30, 2006 however, actual claims payments may differ from our estimate. Assuming a hypothetic 1% variance in our estimate of accrued medical claims, our pre-tax profit for the years ended September 30, 2004, 2005, and 2006, would increase or decrease by approximately $133,236, $115,323, and $114,000 respectively.

The following tables reflect (i) the change in estimated claims liability as of September 30, 2006 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in estimated claims liability as of September 30, 2006 that would have resulted had we changed our trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 1st through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,400,000
(2)%	$2,300,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,300,000)
3%	$(3,400,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(600,000)
(2)%	$(400,000)
(1)%	$(200,000)
1%	$200,000
2%	$400,000
3%	$600,000

In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments. Since we record these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, we also record the discretionary physician bonuses in the same period. In fiscal 2004 and 2005, we recorded discretionary incentive payments to providers totaling $1,286,000 and $2,579,000, respectively. No discretionary incentives were recorded in fiscal 2006. Since incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

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

The affiliated physician organizations, which share similar economic and operational characteristics, comprise a sole reporting unit. Our valuations have concluded that the fair value of Prospect Medical Holdings exceeded its carrying value, thus goodwill of Prospect Medical Holdings was not considered impaired during each fiscal year test, since we adopted SFAS No. 142 for our fiscal year ended September 30, 2002.

Legal and Other Loss Contingencies

We are subject to contingencies, such as legal proceedings and claims arising out of our business. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any.

Acquisitions

During the three years ended September 30, 2006, we completed several business combinations. These business combinations are all accounted for using the purchase method of accounting, and accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities, based on estimated fair values. The excess of purchase price over the net identifiable assets acquired was allocated to goodwill and other intangible assets. Prior to October 1, 2001, goodwill was amortized over a useful life of 20 years. In accordance with SFAS No. 142, we no longer amortize goodwill. In accordance with SFAS No. 141, identifiable intangible assets was originally being amortized over a useful life of seven to ten years. During 2005, management determined that the useful life of identified intangibles was shorter than originally expected and the useful life was reduced to five years. The reduction in estimated useful life and related amortization period, resulted in increased amortization of approximately $99,267 in fiscal 2006.

The following table summarizes all business combinations for the five years ended September 30, 2006.

Business Combinations	Effective Date	Purchase Price	Location
Prospect Health Source Medical Group, Inc.	January 1, 2001	$1,000,000	West Los Angeles
Prospect Professional Care Medical Group, Inc.	September 30, 2003	$7,050,000	Orange County and East Los Angeles
Prospect NWOC Medical Group, Inc.	February 1, 2004	$2,000,000	North Orange County
StarCare Medical Group, Inc. APAC Medical Group, Inc. Pinnacle Health Resources	February 1, 2004	$8,500,000	North Orange County
Genesis HealthCare of Southern California	November 1, 2005	$8,000,000	Central Orange County

The assets we acquire in our acquisitions include cash, and HMO and provider contracts, tradename and covenants not-to-compete. We require that our acquisition targets have cash or a combination of cash and current assets equal current liabilities, and tangible net worth. The difference between the net worth of each acquisition and our purchase price is allocated to goodwill and identifiable intangible assets.

Enrollment

The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2005 and 2006, and the percentage change in enrollment between these dates:

	2005	2006	% Change
Commercial	144,900	140,300	(3)%
Medicare	12,500	14,100	13%
Medi-Cal	14,500	17,000	17%
Total	171,900	171,400	(0.3)%

The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2004 and 2005, and the percentage change in enrollment between these dates:

	2004	2005	% Change
Commercial	168,500	144,900	(14)%
Medicare	15,500	12,500	(19)%
MediCal	14,400	14,500	1%
Total	198,400	171,900	(13)%

The decrease in enrollment as of September 30, 2006 compared to September 30, 2005 is attributable primarily to decreased membership associated with physicians contracted to our IPAs, offset by increases in enrollment through the acquisition of Genesis HealthCare of Southern California.

The decrease in enrollment as of September 30, 2005 compared to September 30, 2004 is attributable primarily to decreased membership associated with physicians contracted to our IPAs, with the largest decreases being in the recently acquired IPAs where assimilation and integration into the Prospect operations platform continued in fiscal 2006.

Results of Operations

The following tables are provided to facilitate the discussion of our operations for each of the three years in the period ended September 30, 2006.

	Year Ended September 30
	2005	2006	Increase (Decrease)%
Revenues:
Capitation Revenue	$129,143,656	$131,436,858	$2,293,202	2%
Fee for Service Revenue	2,232,059	2,074,104	(157,955)	(7)%
Management Fees	806,788	1,233,027	426,239	53%
Other Operating Revenue	1,335,876	1,052,288	(283,588)	(21)%
Total Revenues	133,518,379	135,796,277	2,277,898	2%
Operating Expenses:
Medical Costs	96,371,197	97,184,202	813,005	1%
General and Administrative	27,228,736	30,205,352	2,976,616	11%
Depreciation and Amortization	948,017	1,513,170	565,153	60%
Total Operating Expenses	124,547,950	128,902,724	4,354,774	3%
Operating Income from Unconsolidated Joint Venture	87,516	1,400,492	1,312,976	1500%
Operating Income	9,057,945	8,294,046	(763,899)	(8)%
Interest Expense, net	(558,278)	(194,013)	364,265	(65)%
Equity in Losses, and Write Down, of Unconsolidated Investment	(1,000,000)	0	1,000,000	(100)%
Income Before Taxes	7,499,667	8,100,033	600,366	8%
Income Tax Provision	3,415,178	3,193,522	(221,656)	(6)%
Minority Interest	11,930	16,476	4,546	38%
Net Income	$4,072,559	$4,890,035	$817,476	20%
Diluted Earnings Per Share	$0.48	$0.60	$0.12	25%
Medical Cost Ratio	73%	72%

	Year Ended September 30
	2004	2005	Increase (Decrease)%
Revenues:
Capitation Revenue	$125,860,567	$129,143,656	$3,283,089	3%
Fee for Service Revenue	2,546,444	2,232,059	(314,385)	(12)%
Management Fees	841,152	806,788	(34,364)	(4)%
Other Operating Revenue	268,274	1,335,876	1,067,602	398%
Total Revenues	129,516,437	133,518,379	4,001,942	3%
Operating Expenses:
Medical Costs	95,975,041	96,371,197	396,156	0%
General and Administrative	24,335,510	27,228,736	2,893,226	12%
Depreciation and Amortization	732,806	948,017	215,211	29%
Total Operating Expenses	121,043,357	124,547,950	3,504,593	3%
Operating Income from Unconsolidated Joint Venture	206,634	87,516	(119,118)	(58)%
Operating Income	8,679,714	9,057,945	378,231	4%
Interest Expense, net	(15,086)	(558,278)	(543,192)	3601%
Equity in Losses, and Write Down, of Unconsolidated Investment	—	(1,000,000)	(1,000,000)	(100)%
Income Before Taxes	8,664,628	7,499,667	(1,164,961)	(13)%
Income Tax Provision	3,524,704	3,415,178	(109,526)	(3)%
Minority Interest	12,681	11,930	(751)	(6)%
Net Income	$5,127,243	$4,072,559	$(1,054,684)	(21)%
Diluted Earnings Per Share	$0.68	$0.48	$(0.20)	(29)%
Medical Cost Ratio	75%	73%

Fiscal Year Ended September 30, 2006 Compared with Fiscal Year Ended September 30, 2005

Our total revenues for 2006, the largest portion of which is capitation revenue, increased to $135,796,277 compared to $133,518,379 for 2005, or an increase of 2%, primarily as a result of (i) the Genesis HealthCare of Southern California acquisition completed November 1, 2005, which increased revenue in 2006 by $10,459,374, and (ii) higher capitation rates in fiscal 2006 on our core businesses (exclusive of acquisitions), which contributed $6,313,472 in increased capitation, offset by decreases in capitation rates for senior enrollees arising from Medicare’s moving to paying capitation on a risk adjusted basis. We received and recorded as a reduction to revenue approximately $1.5 million in the fourth quarter of fiscal 2006 from HMOs for risk adjustment factors, compared to positive capitation revenue adjustments of $4 million in the fourth quarter of fiscal 2005. Since this revenue could not previously be estimated by us, we recorded it upon receipt from the HMOs. Rate increases were partially offset by a decline in revenue associated with decreased enrollment in our core operations in the current period. During the year ended September 30, 2006, the number of enrollees decreased by approximately 16,400, resulting in an estimated revenue decrease of $15,770,481 during the year.

Management fees, which represent approximately 1% of total revenues for both 2006 and 2005, increased by approximately 53% primarily as a result of a new MSO agreement with Brotman Hospital and the OneCare product line.

Other operating revenue was $1,052,288 during 2006, compared to $1,335,876 for 2005, which decrease primarily results from decreased pay for performance monies received from our contracted HMOs for providing, then demonstrating, higher levels of care to their enrollees. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known.

The cost of medical services for 2006 increased to $97,184,202 compared to $96,371,197 for 2005, or an increase of $813,005. The overall increase in medical costs is the result of the Genesis HealthCare of Southern California acquisition which we operated for eleven months in fiscal 2006 ($8,682,912), increases in per member per month medical costs of $7,042,966 offset by enrollment declines in our core business ($12,333,874) and a decrease in discretionary physician bonuses of $2,579,000. Our medical cost ratio (computed as medical costs to total capitation and fee-for-service revenue) for the 2006 period was approximately 72.8% and the medical cost ratio for the 2005 period was approximately 73.4%. The primary components of the difference were the result of the following factors. Approximately 1% of the net decrease resulted from approximately $1,200,000 decrease in capitation expense incurred on our specialist providers primarily because the Genesis acquisition had proportionately less capitated specialist contracts. Approximately 2% of the net decrease in medical cost ratio resulted from approximately $2,600,000 lower physician bonus expense reflecting lower pay-for-performance and risk pool incentives and negative capitation risk adjustments in fiscal 2006. We also recorded higher healthplan payments/recoveries for stop-loss insurance in 2006 along with a decrease in the level of certain pharmacy and injectible costs. Our non-capitated medical costs increased by approximately $4,600,000 in relation to revenues and increased the medical cost ratio by approximately 3% compared to the prior period due to higher claims per member rates due to increases in fee-for-service contract rates, a proportionately higher percentage of fee-for-service contracts in the Genesis acquisition and conversion of some provider contracts from capitation to fee-for-service.

General and administrative expenses for 2006 increased to $30,205,352 from $27,228,736 in 2005, or an increase of 11%. As a percentage of our total revenues, our general and administrative expense was 22% for 2006 compared to 20% for 2005. The increase in general and administrative expenses was primarily the result of increases in staffing and fringe benefit costs, related primarily to staffing increases to integrate prior acquisitions and prepare for future acquisitions. We also had increased costs for outside services related to Sarbanes-Oxley Act compliance, information technology consulting, and increased management fees related to Genesis.

Operating income decreased to $8,294,046, or a decrease of approximately 8%, for 2006, as compared to $9,057,945 for 2005, primarily as the result of a decline in members and the increase in general and administrative costs.

Income from unconsolidated joint venture increased to $1,400,492 in fiscal 2006 from $87,516 in fiscal 2005, as a result of increased profitability from the participation in the CalOptima OneCare program for Medicare/MediCal eligible beneficiaries effective January 1, 2006.

Depreciation and amortization expense for 2006 was $1,513,170 compared to $948,017 for 2005, or an increase of 60%, as a result of increased amortization of certain assets acquired in connection with the Genesis acquisition completed in 2006. The increase was also due to accelerating, effective April 1, 2005, the rate of amortization of identifiable intangibles acquired in the February 1, 2004 acquisitions of Northwest Orange County and Gateway Medical Group and affiliates, as well as depreciation expenses associated with increased capital expenditures.

Interest expense (net of investment income) for 2006 decreased to $194,013 compared to $558,278 for 2005, as a result of the higher yields on our investments, partially offset by additional interest on the $4 million GMAC Residential Funding Corporation credit facility to finance the November 2005 Genesis acquisition.

Our income tax expense for 2006 of $3,193,522 decreased $221,656 from $3,415,178 for 2005, or a decrease of approximately 6%. Our effective tax rate was 39% in 2006 and 46% in 2005. Our 2005 effective tax rate was higher primarily due to a valuation allowance we established in 2005 against any potential benefit we may derive from the capital losses we sustained from our unconsolidated equity investment in Brotman Medical Center.

Our net income for 2006 was $4,890,035 or $.60 per diluted share, as compared to $4,072,559, or $0.48 per diluted share, for 2005, which decrease is the result of the changes discussed above.

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

Interest expense (net of investment income) for 2005 increased to $558,278 compared to $15,086 for 2004, as a result of the GMAC credit facility entered into primarily to fund the acquisition of four physician organizations. Partially offsetting this increase was an increase in interest income as a result of increased cash balances in investment accounts and money market funds.

Our income tax expense for 2005 decreased to $3,415,178 compared to $3,524,704 for 2004, or a decrease of approximately 3%, as a result of decreased taxable income. Our effective tax rate was 46% in 2005 and 41% in 2004. The increase in our tax rate is primarily related to the valuation allowance we established against any potential benefit we may derive from the capital losses we sustained from our unconsolidated equity investment in Brotman Medical Center.

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

Our primary sources of cash have been funds provided by borrowings under our credit facility, by the issuance of equity securities, and by cash flow from operations. Our primary sources of cash from operations are healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations and management services revenues earned by our management subsidiaries.

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

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive after-tax total return. At September 30, 2006, we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. A substantial portion of our recurring cash requirements is funded by advances from our management subsidiaries and affiliated physician organizations, some of which are subject to financial stability, tangible net worth and other requirements of the HMOs with which we do business. As of September 30, 2006, our subsidiaries were in compliance with these requirements. We are required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 115 days as of September 30, 2006, are included in investments in the accompanying financial statements.

The affiliated physician organizations must also comply with a minimum working capital, tangible net equity (TNE), cash to claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2006 the affiliated physician organizations were in compliance with these regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2007. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

Certain details of cash flows from operating activities, investing activities and financing activities for the fiscal years ended September 30, 2006 and 2005 are described below.

In the future, we expect some level of increasing cash flow from operations due to the inclusion of earnings from the November 1, 2005 acquisition of Genesis HealthCare, some additional savings derived from the elimination of duplicate functions and related costs, and some amount of revenue enhancements as a result of increased rates from HMO contract renewals. These expected positive impacts on operating cash flows derived from acquisitions will be partially offset by ongoing loss of member enrollment, especially at newly acquired medical groups undergoing transition to our operating model and platform. Also, if our profitably increases, we will incur, and have to fund, an increased tax burden. With each new acquisition, we also acquire new operating and other obligations, which have to be funded. Since we target profitable companies, we currently expect that the additional obligations resulting from our recent acquisitions will be serviceable through cash flow generated by those acquired entities.

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

We are also periodically required to provide letters of credit in favor of the HMOs with which we do business. Letters of credit totaling approximately $836,000 are currently secured by certificates of deposit of approximately the same amount. The HMOs may also seek increased letter of credit levels, which we will have to fund from our cash reserves. Additionally, our Chief Executive Officer has historically provided a personal guarantee in the event of a tangible net equity shortfall at our affiliated physician organization, Prospect Medical Group, in order to meet certain contracting requirements with the HMOs. This personal guarantee arrangement was terminated effective January 19, 2005, following the Company’s assessment that it was no longer needed in order for the Company to meet its tangible net equity requirements. In the event that we were challenged to meet the tangible net equity requirements of Prospect Medical Group in the future, the absence of this personal guarantee would impact our liquidity.

As more fully discussed elsewhere in this report, we are subject to certain financial covenants and other conditions required by our loan agreement with Residential Funding Corporation (“RFC”), including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. We exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. Our actual senior debt/EBITDA ratio as of those two dates was 1.57 and 1.51, respectively. Effective April 7, 2005, RFC waived these covenant violations. RFC has, in addition, agreed to exclude certain items from the covenant computations for a twelve month period. The exclusion of certain items enabled us to meet the minimum fixed charge coverage ratio at December 31, 2004. At September 30, 2006 we did not meet the minimum fixed charge coverage ratio of 1.25. In December 2006, in order to enable the Company to meet the minimum fixed charge coverage ratio, RFC amended our Loan agreement to lower the required ratio effective for test periods ended September 30, 2006 through December 2006 from 1.25 to 1.00, and made certain allowances in the manner in which that ratio is calculated. The amendment effectively waived the covenant violation with regard to the fixed charge coverage ratio at September 30, 2006. We believe that we will be able to comply with the adjusted ratio through September 30, 2007 and can continue to classify the outstanding debt as non-current liabilities. However, there can be no assurance that the company will meet compliance requirements in future periods. RFC may not grant waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity and preclude us from making further acquisitions.

In September 2006, the $15,000,000 RFC credit agreement was amended to extend the expiration and maturity date from September 27, 2007 to January 31, 2008. We expect to refinance our debt upon maturity in January 2008.

In February 2005, we paid $475,000 to renew and expand the software licenses for our IDX management information for a ten year period.

Fiscal Year Ended September 30, 2006 Compared with Fiscal Year Ended September 30, 2005

As of September 30, 2006, cash and cash equivalents were $16,623,407, a decrease of $325,897 from September 30, 2005. The more significant components of this net decrease in cash are discussed below.

Net cash provided by operating activities was $787,012 for the year ended September 30, 2006, compared with $5,073,634 for the year ended September 30, 2005. Net cash provided by operating activities for the year ended September 30, 2006 was comprised primarily of net income of $4,890,035, depreciation and amortization of $1,513,170 and an increase in deferred income taxes of $1,346,336. These increases were partially offset by an increase in recoverable income taxes of $3,141,804, resulting mainly from an overpayment of quarterly tax deposits, excess tax benefits from options exercised of $605,868, a decrease in accrued medical claims of $998,723 resulting mainly from resolution of prior claims and lower enrollment, increases in risk pool receivables of $1,286,821 and decreases in accounts payable and other liabilities of $966,931.

Net cash used in investing activities totaled $6,891,948 for the year ended September 30, 2006, compared with $1,356,463 for the year ended September 30, 2005. Net cash used in investing activities for the year ended September 30, 2006 was comprised primarily of purchases of property, improvements and equipment of $640,915; cash paid for the acquisition of Genesis HealthCare of Southern California (net of cash received) of $6,596,080; partially offset by a decrease in restricted certificates of deposits required by the health plans of $293,273.

Net cash provided by financing activities totaled $5,779,039 for the year ended September 30, 2006, compared with net cash used by financing activities of $7,098,621 for the year ended September 30, 2005. Net cash provided by financing activities for the year ended September 30, 2006 was comprised primarily of borrowings under the GMAC credit facility, totaling $4,000,000 in a long term note, $2,500,000 in a line of credit (net of repayments), and net proceeds of $1,339,838 from option exercises, plus associated tax benefits of $605,868, less debt repayment totaling $2,666,667.

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

Net cash used by financing activities totaled $7,098,621 for the year ended September 30, 2005, compared with net cash provided by financing activities of $18,528,266 for the year ended September 30, 2004. Net cash used by financing activities for the year ended September 30, 2005 was comprised primarily of debt repayments under the GMAC credit facility, totaling $1,841,888 of the long term note and $5,000,000 of the line of credit; and costs related to the prior private placement of preferred stock.

Working Capital

We had negative working capital of $3,141,414, $681,960, and $123,898 at September 30, 2004, 2005 and 2006, respectively. We had cash and cash equivalents of $20,330,754, $16,949,304 and $16,623,407 at September 30, 2004, 2005 and 2006, respectively. Our working capital ratio (current assets divided by current liabilities) was .89, .97 and .99 at September 30, 2004, 2005 and 2006, respectively.

As of the fiscal years ended 2004, 2005 and 2006 notes to our bank totaled $15,008,554, $8,166,667 and $12,000,000 respectively. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions. This, and our recording of reserves for incurred but not reported healthcare expense claims, has been the primary reasons for our negative working capital position.

Credit Facilities

On September 27, 2004, we entered into a new senior secured credit facility with Residential Funding Corporation (RFC, a subsidiary of General Motors Acceptance Corporation) that consists of $10,000,000 term loan and a $5,000,000 revolving credit facility.

The term loan requires repayment of principal installments of $166,667 per month until January 31, 2008, at which time the entire remaining unpaid balance is due. Amounts outstanding under the term loan bear interest at a rate of prime plus 2% per annum.

We may borrow, make repayments and re-borrow under the revolving credit facility until January 31, 2008. Amounts outstanding under the revolving credit facility bear interest at a rate of prime plus 0.5% per annum. The company is charged an unused line fee of 0.25% per annum payable monthly, calculated on the difference between the average daily usage of the revolving credit facility during each month and $5,000,000, the maximum amount of the revolving credit commitment.

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

We are allowed to use the proceeds of the facility for our ordinary working capital and general corporate needs. We may not use loan proceeds for acquisitions, stock repurchases or dividend payments without the prior written consent of the lender.

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

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with additional term loan debt financing of $4,000,000, on terms identical to our existing term loan. This additional term loan requires monthly principal payments of $66,667 until January 31, 2008, at which time the remaining unpaid balance is due.

Through an amendment in September 2006, the credit facilities were extended from September 27, 2007 to January 31, 2008 on the same terms and conditions including monthly installment payments and balloon payment for unpaid balance.

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

Contractual Obligations

In the table below, we set forth our contractual obligations, including long term debt and other obligations and commitments, as of September 30, 2006, which are payable in our fiscal years ending September 30:

	Total	2007	2008	2009	2010	2011 and Thereafter
	(000’s eliminated)
Line of credit(1)	$2,500	$2,500	$—	$—	$—	$—
Long term debt(1)	9,500	2,800	6,700	—	—	—
Operating lease commitments(2)	7,142	1,803	1,620	1583	1291	845
Interest(3)	1,077	860	217
	20,219	7,963	8,537	1,583	1,291	845

(1)          The line of credit and long term debt due to our bank matures on January 31, 2008. See Note 6 to the consolidated financial statements for a description of our long term debt.

(2)          See Note 8 to the September 30, 2006 consolidated financial statements for a description of our minimum lease commitments under non-cancelable operating leases.

(3)          Interest is based on interest rates in effect as of September 30, 2006.

At September 30, 2006, we have $9,495,235 in risk pool deficits that are not payable until and unless we generate future risk sharing surpluses. When the HMO contracts terminate, any remaining risk pool deficits will be waived.

Item 7A.                Quantitative and Qualitative Disclosures Regarding Market Risk

As of September 30, 2006, we had cash and cash equivalents of $16,623,407. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in Federal Home Loan bonds and overnight, high yield money market funds. We also had $836,244 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if the market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Money market funds are not typically subject to material market risk. In addition, we have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Assuming a hypothetical 10% change in interest rates, there would be no material impact on our future earnings and cash flows related to these instruments, or their fair value.

The fair value of our bank debt with Residential Funding Corporation is affected by changes in market interest rates. As of September 30, 2006, the carrying value of our term loan and outstanding advances under the credit agreement approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Our credit facility is interest rate sensitive, however. A 100 basis point adverse movement (increase) in interest rates would have decreased our net income for fiscal year 2004, 2005 and 2006 by approximately $17,000, $186,000, and $105,000 respectively. For terms relating to our long-term debt, see Note 6 of the Notes to Consolidated Financial Statements.

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

Item 9A.                Controls and Procedures.

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

Changes in Internal Controls:   There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance:   We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase. We have supplemented our internal project team with the services of an outside specialist. Although we have made this project a priority for the Company, there can be no assurances that all control deficiencies that may be identified and validated will be remediated before the required due date of September 30, 2008.

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our executive officers is set forth in Part I of this report. The other information required under this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the captions “Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                 Executive Compensation.

The information contained in the section entitled “Executive Compensation” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information set forth in the section entitled “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Disclosure of Auditor Fees.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The financial statements and financial statement schedule listed under Item 8 are included in this report beginning on page F-1. The following exhibits have been filed with, or are incorporated by reference, in this report:

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
10.230

Form of Limited Consent, Omnibus Amendment No. 3 and Joinder Agreement to the Loan Documents, dated as of November 1, 2005, among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Systems, Inc., Pinnacle Health Resources, Sierra Medical Management, Inc., Sierra Primary Care Medical Group, Nuestra Familia Medical Group, Inc., Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., Starcare Medical Group, Inc., Prospect Hospital Advisory Services, Inc., and Genesis Healthcare of Southern California, Inc.(8)

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

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)
Date: December 28, 2006	By:	/s/ JACOB Y. TERNER, M.D.
Jacob Y. Terner, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACOB Y. TERNER, M.D.	Chairman, Chief Executive Officer	December 28, 2006
Jacob Y. Terner, M.D.	and Director (Principal Executive Officer)
/s/ MIKE HEATHER	Chief Financial Officer (Principal	December 28, 2006
Mike Heather	Financial and Accounting Officer)
/s/ CATHERINE DICKSON	President, Chief Operating Officer	December 28, 2006
Catherine Dickson	and Director
/s/ DAVID A. LEVINSOHN	Director	December 28, 2006
David A. Levinsohn
/s/ KENNETH SCHWARTZ	Director	December 28, 2006
Kenneth Schwartz
/s/ JOEL S. KANTER	Director	December 28, 2006
Joel S. Kanter
/s/ GENE E. BURLESON	Director	December 28, 2006
Gene E. Burleson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Prospect Medical Holdings, Inc.

We have audited the consolidated balance sheets of Prospect Medical Holdings, Inc. (the Company), as of September 30, 2005 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prospect Medical Holdings, Inc., at September 30, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Prospect Medical Holdings, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on October 1, 2005.

/s/ ERNST & YOUNG LLP
Los Angeles, California
December 22, 2006

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$16,949,304	$16,623,407
Investments, primarily restricted certificates of deposit	1,100,000	836,244
Risk pool receivables	57,267	1,418,973
Other receivables, net of allowances of $802,000 and $509,000 at September 30, 2005 and 2006	1,940,536	1,916,883
Notes receivable, current portion	52,160	176,265
Prepaid expenses and other	646,932	645,466
Refundable income taxes	—	2,493,035
Deferred income taxes, net	1,904,137	657,678
Total current assets	22,650,336	24,767,951
Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	726,973	984,934
Equipment	3,342,385	3,478,435
Furniture and fixtures	546,523	782,087
	4,656,501	5,286,076
Less accumulated depreciation and amortization	(3,454,282)	(3,999,863)
Property, improvements and equipment, net	1,202,219	1,286,213
Notes receivable, less current portion	572,979	413,577
Deposits	583,226	613,087
Goodwill	31,404,328	37,838,169
Other intangible assets, net	1,317,614	1,738,475
Total assets	$57,730,702	$66,657,472
Liabilities and shareholders’ equity
Current liabilities:
Accrued medical claims and other health care costs payable	$11,532,328	$11,400,000
Accounts payable and other accrued liabilities	9,799,968	8,191,849
Current maturities of long-term debt	2,000,000	5,300,000
Total current liabilities	23,332,296	24,891,849
Long-term debt less current maturities	6,166,667	6,700,000
Deferred income taxes	1,045,696	1,145,573
Other long-term liabilities	185,000	34,712
Total liabilities	30,729,659	32,772,134
Minority interest	65,405	81,881
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 6,640,362 and 7,186,977 issued and outstanding at September 30, 2005 and 2006	66,403	71,869
Additional paid-in capital	18,373,487	20,345,805
Retained earnings	8,495,748	13,385,783
	26,935,638	33,803,457
Total liabilities and shareholders’ equity	$57,730,702	$66,657,472

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30
	2004	2005	2006
Revenues	$129,516,437	$133,518,379	$135,796,277
Cost of revenues	95,975,041	96,371,197	97,184,201
Gross margin	33,541,396	37,147,182	38,612,076
Operating expenses:
General and administrative	24,335,510	27,228,736	30,205,352
Depreciation and amortization	732,806	948,017	1,513,170
	25,068,316	28,176,753	31,718,522
Operating income from unconsolidated joint venture	206,634	87,516	1,400,492
Operating income	8,679,714	9,057,945	8,294,046
Investment income	75,717	400,356	913,068
Interest expense	(90,803)	(958,634)	(1,107,081)
Interest expense, net	(15,086)	(558,278)	(194,013)
Equity in losses, and write down, of unconsolidated investment	—	(1,000,000)	—
Income before income taxes	8,664,628	7,499,667	8,100,033
Income tax provision	3,524,704	3,415,178	3,193,522
Net income before minority interest	5,139,924	4,084,489	4,906,511
Minority interest	(12,681)	(11,930)	(16,476)
Net income	$5,127,243	$4,072,559	$4,890,035
Net earnings per common share:
Basic:
Basic earnings per share	$1.19	$0.83	$0.71
Weighted average number of common shares outstanding	4,321,799	4,915,537	6,913,405
Diluted:
Diluted earnings per share	$0.68	$0.48	$0.60
Weighted average number of common and common dilutive shares outstanding	7,547,140	8,470,411	8,106,652

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A
	Number of Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Total
Balance at September 30, 2003	4,163,705	$41,637	—	$—	$8,153,978	$(349,522)	$(704,054)	$7,142,039
Issuance of common stock	150,820	1,508	—	—	378,002	—	—	379,510
Issuance of preferred shares	—	—	2,265,237	22,652	9,997,089	—	—	10,019,741
Options exercised	30,000	300	—	—	64,571	—	—	64,871
Change in deferred compensation	—	—	—	—	36,885	116,651	—	153,536
Net income	—	—	—	—	—	—	5,127,243	5,127,243
Balance at September 30, 2004	4,344,525	43,445	2,265,237	22,652	18,630,525	(232,871)	4,423,189	22,886,940
Issuance of common stock	30,622	306	—	—	183,932	—	—	184,738
Conversion of preferred shares to common stock	2,265,215	22,652	(2,265,215)	(22,652)	—	—	—	—
Refund of fractional shares	—	—	(22)	—	(50)	—	—	(50)
Additional costs related to private placement	—	—	—	—	(440,920)	—	—	(440,920)
Change in deferred compensation	—	—	—	—	—	232,871	—	232,871
Net income	—	—	—	—	—	—	4,072,559	4,072,559
Balance at September 30, 2005	6,640,362	66,403	—	—	18,373,487	—	8,495,748	26,935,638
Options exercised	546,615	5,466	—	—	1,334,372	—	—	1,339,838
Tax benefit of options exercised	—	—	—	—	605,868	—	—	605,868
Stock based compensation	—	—	—	—	32,078	—	—	32,078
Net income	—	—	—	—	—	—	4,890,035	4,890,035
Balance at September 30, 2006	7,168,977	$71,869	—	$—	$20,345,805	$—	$13,385,783	$33,803,457

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30
	2004	2005	2006
Operating activities
Net income	$5,127,243	$4,072,559	$4,890,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	732,806	948,017	1,513,170
Equity in losses, and write down, of unconsolidated investment	—	1,000,000	—
Provision for bad debts	214,757	141,008	106,036
Loss on disposal of assets	13,589	190,241	1,691
Deferred income taxes, net	(385,617)	(49,390)	1,346,336
Change in deferred compensation	116,651	232,871	—
Stock based compensation	316,395	—	32,078
Excess benefits from options exercised	—	—	(605,868)
Changes in assets and liabilities:
Risk pool receivables	1,098,132	30,713	(1,286,821)
Other receivables	(147,498)	(957,130)	(77,886)
Inventory	5,399	—	—
Prepaid expenses and other	(424,240)	(555,373)	7,711
Recoverable income taxes	—	—	(3,141,804)
Deposits and other assets	(12,828)	35,251	(32,012)
Accrued medical claims and other health care costs payable	(1,579,942)	(1,791,294)	(998,723)
Accounts payable and other accrued liabilities	(5,314,932)	1,776,161	(966,931)
Net cash provided by (used in) operating activities	(240,085)	5,073,634	787,012
Investing activities
Purchase of property, improvements and equipment	(767,299)	(282,945)	(640,915)
Proceeds from note receivable	169,637	273,469	35,298
Cash paid for acquisitions, net of cash received	(3,318,171)	—	(6,560,892)
(Increase)/decrease in restricted certificates of deposit	(252,816)	(587,313)	293,273
Capitalized expenses related to acquisitions	(305,685)	238,573	(35,188)
Investment in unconsolidated entity	—	(1,000,000)	—
Other investing activities	—	1,753	16,476
Net cash used in investing activities	(4,474,334)	(1,356,463)	(6,891,948)
Financing activities
Proceeds from sale of medical clinics	300,000	—	—
Repayment of note payable to shareholder	(500,000)	—	—
Borrowings from term loan	10,000,000	—	4,000,000
Cash paid for deferred financing costs	(254,424)	—	—
Borrowings on line of credit	10,100,000	1,000,000	4,500,000
Repayments on line of credit	(8,900,00)	(6,000,000)	(2,000,000)
Repayments of note payable and capital leases	(2,401,923)	(1,841,888)	(2,666,667)
Proceeds (expenses) from issuance of common and preferred stock	10,184,613	(256,733)	1,339,838
Excess tax benefits from options exercised	—	—	605,868
Net cash provided by (used in) financing activities	18,528,266	(7,098,621)	5,779,039
Increase (decrease) in cash and cash equivalents	13,813,847	(3,381,450)	(325,897)
Cash and cash equivalents at beginning of year	6,516,907	20,330,754	16,949,304
Cash and cash equivalents at end of year	$20,330,754	$16,949,304	$16,623,407
Supplemental disclosure of cash flow information
Details of businesses acquired:
Fair value of assets acquired	$19,161,171	$—	$9,329,556
Liabilities assumed or created	(8,661,171)	—	(1,329,556)
Less cash acquired	(7,181,829)	—	(1,439,108)
Net cash paid for acquisition	3,318,171	—	6,560,892
Common stock issued in exchange for services rendered	$279,510	$—	$—

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

Prospect currently manages the provision of prepaid health care services for its affiliated medical organizations in Southern California. The Network consists of the following medical organizations as of September 30, 2006 (each, an “Affiliate”):

Prospect Medical Group, Inc. (PMG)
Sierra Primary Care Medical Group, a Medical Corporation (SPCMG)
Santa Ana-Tustin Physicians Group, Inc. (SATPG)
Pegasus Medical Group, Inc. (PEG)
Antelope Valley Medical Associates, Inc. (AVM)
Prospect Health Source Medical Group, Inc. (PHS)
Prospect Professional Care Medical Group, Inc. (PPM)
Prospect NWOC, Inc. (PNW)
Starcare Medical Group, Inc. (PSC)
APAC Medical Group, Inc. (APA)
Nuestra Famila Medical Group, Inc. (Nuestra)
AMVI/Prospect Health Joint Venture (AMVI/Prospect)
Genesis HealthCare of Southern California (Genesis)

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

Prospect Medical Systems, one of the Company’s management company subsidiaries (PMS), has entered into an assignable option agreement with PMG and the nominee physician shareholder of PMG. Under the assignable option agreement, Prospect acquired an assignable option for a nominal amount from PMG and the nominee shareholder to purchase all or part of PMG’s assets (the Asset Option) and the right to designate the purchaser (successor physician) for all or part of PMG’s issued and outstanding stock held by the nominee physician shareholder (the Stock Option) in its sole discretion. The Company may also assign the assignable option agreement to any person. The assignable option agreement has an initial term of 30 years and is automatically extended for additional terms of 10 years each, as long as the term of the related management services agreement described below (the Management Agreement) is automatically extended. Upon termination of the Management Agreement with PMG, the related Asset Option and Stock Option are automatically and immediately exercised. The Asset and Stock Options may be exercised separately or simultaneously for a purchase price of $1,000 each. Under these nominee shareholder agreements, Prospect has the unilateral right to establish or effect a change of the nominee, at will, and without the consent of the nominee, on an unlimited basis and at nominal cost throughout the term of the Management Agreement. In addition to the Management Agreement with PMG, Prospect, through one of its management company subsidiaries, has a management agreement with each Affiliate. The term of the Management Agreements is generally 30 years. Prospect has an employment agreement with the current nominee shareholder of PMG in his capacity as the Chief Executive Officer of the Company. The employment agreement was for an initial term of three years and could not be terminated without cause, provided for a base compensation and certain customary benefits. Since the agreement is only for the employment of the nominee shareholder as the President of Prospect and not in his capacity as the nominee shareholder of PMG, the agreement does not affect Prospect’s ability to change the nominee shareholder at will. PMG is the nominee shareholder of SPCMG, SATPG, PEG, AVM, PHS, PPM, PNW, PSC, APA, Nuestra (as to a 55% interest) and Genesis.

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

The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. The subsidiaries which have been consolidated using Emerging Issues Task Force No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements” (EITF 97-2), would also be consolidated under the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). The underlying entities (subsidiaries) have been determined to be variable interest entities due to the existence of a call option under which the Company has the ability to require the holders of all of the voting common stock of the underlying subsidiaries to sell their shares at a fixed nominal price ($1,000) to another designated physician chosen by the Company. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has a management agreement with the subsidiaries and the holders of the voting common stock of the subsidiaries which allows the Company to direct all of the activities of the subsidiaries, retain all of the economic benefits and assume all of the risks associated with ownership of the subsidiaries. In this manner, the Company has all of the economic benefits and risks associated with the subsidiaries, but has disproportionately few voting rights (based on the terms of the equity). Substantially all of the activities of the subsidiaries are conducted on behalf of the Company and as such, the subsidiaries are variable interest entities due to the fact that they violate the anti-abuse clause provisions in FIN 46. As the Company retains all of the economic benefits and assumes all of the risks associated with ownership of the subsidiaries, the Company is considered to be the primary beneficiary of the activities of the subsidiaries. As a result, the Company must consolidate the underlying subsidiaries under FIN 46. All significant intercompany transactions have been eliminated in consolidation.

As of September 30, Prospect managed health care services to the following number of enrollees under contracts with various health plans:

	Commercial	Senior	MediCal
2004	168,500	15,500	14,400
2005	144,900	12,500	14,500
2006	140,300	14,100	17,000

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

Prospect Medical Group, Inc. (PMG), which is wholly owned by Dr. Terner as the nominee physician shareholder, and whose accounts are consolidated in these financial statements under EITF 97-2, maintains an intercompany account receivable due from Prospect Medical Holdings, Inc. The intercompany receivable was created in connection with previous acquisitions. In the event that PMG is required by the health maintenance organizations (HMO’s) or regulatory agencies to maintain a positive tangible net equity and positive working capital, Dr. Terner had previously agreed to personally guarantee the intercompany account receivable due from Prospect Medical Holdings, Inc. up to a level sufficient to enable PMG to attain positive tangible net equity and working capital.

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

Medical Revenues and Cost Recognition

Revenues are comprised of the following amounts:

	Year Ended September 30
	2004	2005	2006
Capitation	$125,860,567	$129,143,656	$131,436,858
Fee for service	2,546,444	2,232,059	2,074,104
Management fees	841,152	806,788	1,233,027
Other	268,274	1,335,876	1,052,288
Total revenues	$129,516,437	$133,518,379	$135,796,277

Operating revenue of the Company consists primarily of fees for medical services provided by the Affiliates under capitated contracts with various managed care providers including health maintenance organizations (HMOs) or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the Affiliates based on the number of enrollees electing any one of the Affiliates as their health care provider. HMO contracts also include provisions to share in the risk for hospitalization whereby the Affiliate can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Except for two contracts, representing a small percentage of the Company’s enrollees, where the Company is contractually obligated for downside risk, any shared risk deficits are not payable until and unless the Company generates future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is extinguished. Estimated shared-risk amounts receivable from the HMOs are recorded based upon estimated hospital utilization and estimated associated costs incurred by assigned HMO enrollees, compared to budgeted costs. Estimates are based on prior year experience, current year utilization, medical cost trends, interim settlement reports from HMOs and other information and are inherently subject to uncertainties. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year. Differences between actual contract settlements and estimated receivables relating to HMO risk-sharing arrangements are recorded in the year of final settlement.

See “Concentrations of Credit Risks” below for details of significant portion of revenue received from four HMOs.

Fiscal 2004, 2005 and 2006, net patient service revenues include approximately, $555,000, $1,007,000 and $2,376,000 respectively, of additional revenues due to favorable settlements on prior contractual year risk-sharing arrangements. At September 30, 2005 and 2006, contingent liabilities for risk-pool deficits that may be offset against future surpluses were $11,612,172 and $9,495,235, respectively, based on the available information from the health plans.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of our fiscal year and are recorded when such amounts are known.

Capitation revenue under HMO contracts (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Affiliates are obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs’ finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, in calendar 2004, Medicare began a four year phase-in of a revised capitation model for managed care beneficiaries. Previously, monthly capitation revenue was based on age, sex and location determined prospectively and was not subject to adjustments. Under the revised payment model referred to as the “Risk Adjustment model,” Medicare compensates managed care organizations and providers based on the sickness (“acuity”) of each individual enrollee. Health Plans and providers with higher acuity enrollees will receive more and those with healthier enrollees will receive less. In 2006 Medicare is in the third year of the four year phase-in period. Under Risk Adjustment, capitation is determined based on health severity measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company does not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized in the year to which they relate, generally in the fourth quarter, when those changes are communicated by the health plans to the Company. We received and recorded as a reduction to revenue approximately $1.5 million in negative capitation risk adjustments in the fourth quarter of fiscal 2006 pertaining to fiscal 2006. In the fourth quarter of the fiscal 2005, the Company received and recorded $4 million in positive capitation risk adjustments pertaining to fiscal 2005 services.

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

In connection with providing services to HMO enrollees, the Affiliates are responsible for the medical services their affiliated physicians provide to assigned HMO enrollees. Under the OneCare contract with CalOptima administered through the AMVI/Prospect joint venture, the Company is required to pay medical costs at least equal to 85% of the capitation revenue. The cost of health services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical costs is based on projections of costs using historical studies of claims paid and adjusted for seasonality, utilization and cost trends. These estimates are subject to trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management records its best estimate of the amount of medical claims incurred at each reporting period. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. See Note 10 for changes in claims estimates during each of the three years ended September 30, 2006.

In addition to contractual reimbursements to providers, the Company also makes discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, the Company also records the discretionary physician bonuses in the same period. In fiscal 2004 and 2005, the Company recorded discretionary incentive payments to providers totaling $1,286,000 and $2,579,000. No discretionary incentives were recorded in fiscal 2006.

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

Depreciation expense was $494,938 and $555,230 for the years ended September 30, 2005 and 2006, respectively.

Goodwill and Other Intangible Assets

Goodwill and related intangible assets totaling $37,039,444 and $44,852,084 at September 30, 2005 and 2006, respectively (see tables below under this heading), arose primarily as the result of the acquisitions of the physician organizations. Related intangible assets consist of the fair value of acquired HMO contracts, covenants not-to-compete, trade name and enrollee membership.

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

The annual impairment test, performed at September 30, 2005 and 2006, indicated that the fair value of the Company’s net assets exceeded the carrying value; thus goodwill was not impaired.

A summary schedule of the Company’s acquisition costs and accumulated amortization of goodwill and intangibles related to the acquisitions at September 30, 2005 and 2006 is as follows:

	Purchase Price	(Net Assets) Liabilities Assumed	Total Purchase Consideration in Excess of Net Tangible Assets Acquired	Professional Fees and Other Related Costs	Total
2005
Santa Ana/Tustin Physicians Group	$5,000,000	$(116,473)	$4,883,527	$197,816	$5,081,343
Sierra Medical Group	10,200,000	717,544	10,917,544	216,584	11,134,128
AV Western Medical Group	700,000	—	700,000	53,310	753,310
Antelope Valley Medical Group	2,000,000	—	2,000,000	104,425	2,104,425
Premier	630,000	—	630,000	68,153	698,153
Sherman Oaks	28,000	151,800	179,800	—	179,800
Prospect Health Source Medical Group	1,000,000	—	1,000,000	184,055	1,184,055
Prospect Professional Care Medical Group	7,050,000	119,009	7,169,009	200,419	7,369,428
Prospect NWOC	2,000,000	(2,022,393)	(22,393)	40,795	18,402
Gateway	8,500,000	(488,682)	8,011,318	353,398	8,364,716
Other	—	—	—	151,684	151,684
	$37,108,000	$(1,639,195)	$35,468,805	$1,570,639	37,039,444
Accumulated amortization					(4,520,451)
					$32,518,993

	Purchase Price	(Net Assets) Liabilities Assumed	Total Purchase Consideration in Excess of Net Tangible Assets Acquired	Professional Fees and Other Related Costs	Total
2006
Santa Ana/Tustin Physicians Group	$5,000,000	$(116,473)	$4,883,527	$197,816	$5,081,343
Sierra Medical Group	10,200,000	717,544	10,917,544	216,584	11,134,128
AV Western Medical Group	700,000	—	700,000	53,310	753,310
Antelope Valley Medical Group	2,000,000	—	2,000,000	104,425	2,104,425
Premier	630,000	—	630,000	68,153	698,153
Sherman Oaks	28,000	151,800	179,800	—	179,800
Prospect Health Source Medical Group	1,000,000	—	1,000,000	184,055	1,184,055
Prospect Professional Care Medical Group	7,050,000	119,009	7,169,009	200,419	7,369,428
Prospect NWOC	2,000,000	(2,022,393)	(22,393)	40,795	18,402
Gateway	8,500,000	(488,682)	8,011,318	353,398	8,364,716
Genesis	8,000,000	(222,547)	7,777,453	46,052	7,823,505
Other	—	—	—	140,819	140,819
	$45,108,000	$(1,861,742)	43,246,258	1,605,826	44,852,084
Accumulated amortization					(5,376,916)
					$39,475,168

The tables above exclude unamortized deferred financing costs of $202,949 and $101,476 at September 30, 2005 and 2006.

Other intangibles at September 30, are as follows:

	2005	2006	Amortization Period
Customer relations	$1,628,402	$2,613,202	3 – 4 years
Covenants not to compete	50,000	249,200	2 – 3 years
Trade name	—	194,800	1.5 years
Deferred financing costs	304,424	304,424	3 years
Gross carrying value	1,982,826	3,361,626
Accumulated amortization	(665,212)	(1,623,151)
Other intangibles, net	1,317,614	1,738,475

Amortization expense for the years ended September 30, 2004, 2005 and 2006 was $213,130, $453,079 and $957,400, respectively.

Estimated amortization expense for each succeeding year is as follows:

2007	$932,368
2008	533,857
2009	251,733
2010	20,517
2011	—

Medical Malpractice Liability Insurance

Certain of the Affiliates maintain claims-made basis medical malpractice insurance coverage on employed physicians of up to $1,000,000 per incident and $3,000,000 in the aggregate on an annual basis. Claims-made coverage covers only those claims reported during the policy period. The Company renews the claims-made policy each year. Under the malpractice agreement with the carrier, the Company has pre-funded a tail liability policy to take effect in the event the claims-made policy is not renewed. The cost of this tail policy in the amount of $176,600, was expensed in prior years.

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

	Year ended September 30
	2004	2005	2006
Basic earnings per common share:
Numerator—net income	$5,127,243	$4,072,559	$4,890,035
Denominator—
Weighted average number of common shares outstanding	4,321,799	4,915,537	6,913,405
Basic earnings per common share	$1.19	$0.83	$0.71
Diluted earnings per common share:
Numerator—net income	$5,127,243	$4,072,559	$4,890,035
Denominator—
Weighted average number of common shares outstanding	4,321,799	4,915,537	6,913,405
Dilutive stock options, warrants and preferred shares	3,225,341	3,554,874	1,193,247
	7,547,140	8,470,411	8,106,652
Diluted earnings per common share	$0.68	$0.48	$0.60

As more fully discussed in Note 3, effective July 27, 2005, all shares of the Company’s Series A Convertible Preferred Stock outstanding automatically converted to a like number of shares of Common Stock.

Stock Options

The Company has stock option agreements with certain directors, officers and employees. On October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” by applying the modified prospective method and the supplemental implementation guidance in Staff Accounting Bulletin (SAB) No. 107. SFAS No. 123(R) requires compensation cost for all share-based payments in exchange for employee services (including employee stock options) to be measured at fair value and eliminates the intrinsic value method previously permitted under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and SFAS No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation costs were recognized only to the extent the market price of the underlying stock exceeded the exercise price on the date of grant. Since the Company generally issues shared-based awards at or above the market price of the underlying stock, these equity awards have not historically resulted in compensation expense.

Under the modified prospective method, prior periods are not restated to reflect the impact of SFAS No. 123(R). Compensation cost is recognized for all awards granted, modified or settled subsequent to the adoption date, or where the requisite service period has not been completed prior to the date of adoption. Compensation cost for awards granted prior to, but not vested as of the adoption date would be based on the same estimated grant-date fair value previously used for pro forma disclosure purposes under SFAS No. 123. Compensation costs for awards granted, modified, or settled after the adoption date are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards’ service period, in accordance with SFAS No. 123(R). The Company adopted the Black-Scholes option pricing model for estimating stock-based compensation after it became a publicly traded entity in May 2005 and continues to use the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. The adoption of SFAS No. 123R did not result in adjustments that are required to be reported as the cumulative effect of a change in accounting principle. Equity-based compensation, if any, is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows.

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

Option activity for the year ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Vale	Weighted Average Remaining Contractual Terms (months)
Outstanding as of September 30, 2005	3,375,863	3.89
Granted	35,500	5.67
Exercised	(546,615)	2.51
Forfeited	(52,501)	5.54
Outstanding as of September 30, 2006	2,812,247	4.15	$4,968,625	29
Vested or expected to vest as of September 30, 2006	2,788,914	4.14	4,963,958	29
Exercisable as of September 30, 2006	2,788,914	4.14	$4,963,958	29

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

During the year ended September 30, 2006, the company granted 35,500 options and recognized compensation expense of $32,078 (included in general and administrative expenses). During the year ended September 30, 2006, options for 546,615 common shares were exercised for net proceeds of approximately $1,340,000 and 52,501 options were forfeited. The aggregate intrinsic value of the options exercised was $1,597,975. The Company realized net tax benefits of $605,868 from these exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital. At September 30, 2006, there are 23,333 in unvested awards. Compensation of $60,666 for the unvested awards will be recognized rateably over the two year vesting period.

Non-vested option activity for year ended Sptember 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2005	—	$—
Granted	35,500	5.65
Vested	12,167	5.65
Forfeited	—	—
Non-vested balance as of September 30, 2006	23,333	$5.65

The fair value of the options granted prior to the Company becoming a public reporting entity in May 2005 was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123 non-public companies were permitted to use minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum value method is not an acceptable approach under SFAS No. 123(R) and the minimum-value disclosures for the fiscal 2004 are no longer provided. The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions for options granted in September 2005 that were estimated using the Black-Scholes pricing model:

Net income, as reported	$4,072,559
Add stock-based compensation under the intrinsic value method, included in net income as reported	139,723
Less stock-based compensation under the fair value method	(1,420,555)
Pro forma net income	$2,791,727
Basic earnings per share:
As reported	$0.83
Pro forma	$0.57
Diluted earnings per share:
As reported	$0.48
Pro forma	$0.33

The fair value for the 2005 option grants was estimated based on the following factors, expected term of 4 years, risk-free of 3.96%-4.18%, volatility of 71.4% and dividend yield of 0%.

Fair value for options granted during the year ended September 30, 2006 was estimated with the following weighted average assumptions:

2006
Market price of the Company’s common stock on the date of grant	$5.65-6.75
Weighted average expected life of the options	4 years
Risk-free interest rate	4.35-4.67%
Volatility	53.00-63.00%
Weighted average expected volatility	53.03%
Dividend yield	0.00%

The following table is a summary of options outstanding under all of the Company’s option plans as of September 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00	1,407,150	19	$3.00	1,407,150	$3.00
$4.86 - $5.65	1,125,597	39	$5.00	1,102,264	$4.98
$6.45 - $7.15	279,500	38	$6.51	279,500	$6.51
$3.00 - $7.15	2,812,247	29	$4.15	2,788,914	$4.14

Cash and Cash Equivalents

Cash equivalents are considered to be all liquid investments with maturities of three months or less when purchased.

Restricted Investments

The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as current as they are restricted for payment of current liabilities.

Fair Value of Financial Instruments

The financial instruments reported in the accompanying consolidated balance sheets consist primarily of cash and cash equivalents, investments, accounts and notes receivable, notes payable and all other liabilities. The carrying amounts of current assets and liabilities approximate their fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

The carrying amounts of notes payable and capital lease obligations approximate fair value since the outstanding debt relates primarily to a revolving bank loan and a bank term loan that bear interest at the prime rate plus applicable margin.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash held in financial institutions which exceeds the $100,000 insurance by the Federal Deposit Insurance Corporation, shared-risk and receivables due from health plans. The Company’s credit risk with respect to receivables is limited since amounts are generally due from large HMOs. Management reviews the financial condition of the financial institutions on a periodic basis and does not believe the concentration of cash results in a high level of risk.

For the fiscal years ended September 30, 2004, 2005 and 2006 our affiliated physician organizations received 79%-80% of their revenues from four HMOs as follows:

	Capitation Revenue Year Ended September 30, 2004	% of Total Capitation Revenue	Capitation Revenue Year Ended September 30, 2005	% of Total Capitation Revenue	Capitation Revenue Year Ended September 30, 2006	% of Total Capitation Revenue
PacifiCare	$40,903,464	32%	$40,155,679	31%	$39,337,714	30%
Health Net	25,933,742	21%	25,224,324	20%	27,113,638	21%
Blue Cross	19,899,135	16%	21,365,598	17%	20,948,066	16%
Blue Shield	13,467,152	11%	14,802,756	11%	15,954,577	12%
Totals	$100,203,493	80%	$101,548,357	79%	$103,353,995	79%

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates. Principal areas requiring the use of estimates include settlements under risk-sharing programs, medical receivables, determination of allowances for uncollectible accounts, medical claims and accruals, impairment of long-lived and intangible assets, professional and general liability claims, reserves for potential absorption of claims unpaid by insolvent providers, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections,” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of October 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. Adoption of FIN 48 as of October 1, 2007 is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2007.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                 Acquisitions

Prospect NWOC Medical Group

On February 1, 2004, PMG acquired the assets and assumed the liabilities of Northwest Orange County Medical Group, Inc. for $2,000,000. The name was simultaneously changed to Prospect NWOC Medical Group, Inc. (PNW), a wholly owned subsidiary of PMG. Related acquisition costs totaled $40,795. $200,000 of the purchase consideration was allocated to identifiable intangibles, specifically enrolled member accounts. Effective February 28, 2004, PNW entered into a new management services agreement with PMS with an initial 30-year term, renewable for additional 10-year terms thereafter. Revenues and expenses for this acquisition have been included in our consolidated results starting February 1, 2004.

Starcare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources (the “Gateway” entities)

On February 1, 2004, PMG, acquired the assets and assumed the liabilities of Starcare Medical Group, Inc. (StarCare) and APAC Medical Group for a total of $4,000,000. Both entities became wholly owned subsidiaries of PMG. Also on that date, Prospect Medical Systems, Inc. acquired the management company for these medical groups, Pinnacle Heath Resources, for $4,450,000. $660,000 of the purchase consideration was allocated to identifiable intangibles, specifically enrolled member accounts, which is being amortized over 54 months. An additional $50,000 was paid for a covenant not to compete. Related acquisition costs totaled $353,398. Revenues and expenses for this acquisition have been included in our consolidated results starting February 1, 2004.

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

Genesis HealthCare of Southern California

On November 1, 2005, PMG acquired the outstanding stock of Genesis HealthCare of Southern California (Genesis) for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company’s existing cash and a $4,000,000 term loan from Residential Funding Corporation (RFC). Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. $194,800 of the purchase price was allocated to tradename. $199,200 to a covenant not-to-compete and $984,800 for customer relations, which are being amortized on a straight-line basis over 18 months to four years. The Company made a Section 338 election, and expects $7,777,452 of total goodwill and intangibles to be deductible for tax purposes.

Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payment amounts will be paid to or received from the seller. The agreement also guarantees certain minimum risk pool incentives for the 2005 calendar year. To the extent actual amounts are less than the guaranteed amounts, we will be entitled to receive monies up to $500,000 from the seller, in addition to any other amounts due. These amounts will be recorded as purchase price adjustments if and when received. The seller also provides customary indemnification of up to $1.5 million for eligible non-medical and non-tax claims submitted within a two year period. The indemnification period is reduced ratably over 24 months. In conjunction with the acquisition, we have entered into an employment agreement with the sole selling shareholder of Genesis and two of its employees.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, for the Gateway entities PNW and Genesis.

	Gateway	PNW	Genesis
Current assets	$6,318,057	$3,514,923	$1,520,539
Property, improvements and equipment	1,029,317	—
Goodwill	7,301,318	29,118	6,398,652
Identifiable intangibles	710,000	200,000	1,378,800
Other assets acquired	58,437	—	31,565
Total assets	15,417,129	3,744,041	9,329,556
Current liabilities	6,368,562	1,744,041	1,329,556
Long-term liabilities	548,567	—	—
Total liabilities assumed	6,917,129	1,744,041	1,329,556
Net assets acquired	$8,500,000	$2,000,000	$8,000,000

The following unaudited pro forma information for the year ended September 30, 2004 gives effect to the PNW and Gateway acquisitions as if they had occurred on October 1, 2003. The unaudited pro forma information for the years ended September 30, 2005 and 2006 gives effect to the acquisition of Genesis, as if it had occurred on October 1, 2004. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

	Year ended September 30
	2004	2005	2006
	(unaudited)
Net revenue	$144,861,104	$143,996,320	$136,685,731
Net income	5,402,438	4,230,102	4,919,300
Basic earnings per share	$1.25	$0.86	.71
Diluted earnings per share	$0.64	$0.50	.61

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

Based on the Hospital’s significant operating deficits, uncertain ability to increase revenues and cut costs, and limited capital, management of Prospect believes that the remaining investment in Brotman Medical Center at September 30, 2005 was impaired and wrote off its entire investment in the Hospital as of September 30, 2005.

Prospect is not obligated, nor does it have any current intention, to invest any additional monies in the Hospital.

The company has not recognized any equity in earnings during 2006 as the Hospital continues to incur losses.

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

In conjunction with the Private Placement, the Company issued warrants to purchase 659,409 shares of the Company’s common stock at $1.00 per share to Spencer Trask Investment Partners, LLC as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. On November 3, 2003, 100,000 warrants were exercised and 100,000 shares of common stock were issued. The original warrant certificate was cancelled and reissued for 559,409 warrants at the same terms and conditions.

In addition to commissions and expenses, and the $1.00 warrants discussed above, Prospect also agreed to issue warrants to purchase 453,047 shares of the company’s Series A Convertible Preferred Stock to private placement investors at an exercise price of $5.50 per share. These warrants are exercisable at any time and expire 10 years from the date of issuance. Because, effective July 27, 2005, the Company’s Series A Convertible Stock was, by its terms, automatically converted to shares of common stock, these 453,047 warrants to buy Series A Convertible Preferred Stock now effectively represent the right to buy a like number of shares of common stock.

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

Current and non-current portions of the notes receivable as of September 30, 2006 were as follows:

Total principal outstanding	$589,842
Less current maturities	(176,265)
Non-current portion	$413,577

Future minimum payments required under the notes receivable as of September 30, 2006 are as follows:

2007	$190,704
2008	65,370
2009	391,630
2010	—
2011	—
Gross payments	647,704
Amount representing interest	(57,862)
Total principal outstanding	$589,842

5.                 Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.

The components of the provision for income taxes for the year ended September 30 are as follows:

	2004	2005	2006
Current:
Federal	$3,112,220	$2,746,453	$1,410,516
State	913,266	738,031	436,670
	4,025,486	3,484,484	1,847,186
Deferred:
Federal	(358,650)	(89,167)	1,075,233
State	(142,132)	19,861	271,103
	(500,782)	(69,306)	1,346,336
Total:
Federal	2,753,570	2,657,286	2,485,749
State	771,134	757,892	707,773
	$3,524,704	$3,415,178	$3,193,522

Temporary differences and carryforward items that result in deferred income tax balances as of September 30 are as follows:

	2005	2006
State tax benefit	$202,992	$126,793
Amortization	(1,095,905)	(1,235,121)
Depreciation	27,264	53,463
Allowances for bad debts	342,906	218,259
Deferred compensation	248,820	—
Vacation accrual and other	224,766	217,882
Accrued physician bonuses	798,972	94,781
Creditor reserve	85,680	—
Deferred rent	22,946	35,644
Charitable contributions	—	404
Write off of investment in Hospital (capital loss)	400,000	400,000
Deferred income tax asset (liability)	1,258,441	(87,895)
Valuation allowance (on capital loss)	(400,000)	(400,000)
Net deferred income tax asset (liability)	$858,441	$(487,895)

Given uncertainty regarding the likelihood of the Company generating sufficient future capital gains to offset the unrealized capital loss associated with writing down its investment in the Hospital, the related deferred tax asset was fully reserved, effective September 30, 2005.

The differences between the provision for income tax expense at the federal statutory rate of 34% and that reflected in the consolidated statements of income are summarized as follows for the years ended September 30:

	2004	2005	2006
Tax provision at statutory rate	34%	34%	34%
State taxes, net of federal benefit	6	6	6
Goodwill	1	—	—
Change in valuation allowance	—	6	—
Other	—	—	(1)
	41%	46%	39%

Taxes paid totaled approximately $3,932,000, $3,586,000 and $4,297,000 for the years ended September 30, 2004, 2005 and 2006, respectively.

6.                 Long-Term Debt

Long-term debt consists of the following:

	September 30
	2005	2006
Term loan	$8,166,667	$9,500,000
Revolving credit facility, interest at prime rate plus applicable margin	—	2,500,000
	8,166,667	12,000,000
Less current maturities	(2,000,000)	(5,300,000)
	$6,166,667	$6,700,000

On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation (RFC, a subsidiary of General Motors Acceptance Corporation) that consists of a $10,000,000 term loan and a $5,000,000 revolving credit facility. The term loan requires repayment of principal installments of $166,667 per month until September 27, 2007, at which time the entire remaining unpaid balance is due. Amounts outstanding under the term loan bear interest at a rate of prime plus 2% per annum (8.75% and 10.25% at September 30, 2005 and 2006, respectively). The Company may borrow, make repayments and re-borrow under the revolving credit facility until September 27, 2007. Amounts outstanding under the revolving credit facility bear interest at a rate of prime plus 0.5% per annum (7.25% and 8.75% as of September 30, 2005 and 2006 respectively). The Company is charged an unused line fee of 0.25% per annum payable monthly, calculated on the difference between the average daily usage of the revolving credit facility during each month and $5,000,000, the maximum amount of the revolving credit commitment. Both the term loan and the revolving credit facility are secured by substantially all of the Company’s assets, including the rights to receive capitation payments under HMO contracts. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without the lender’s consent, from using net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement. The Company may borrow amounts up to $5,000,000 under the revolving credit facility of an amount based on a percentage of capitation payments received by the Company over the prior two month less the principal amount then outstanding under the term loan and amounts already outstanding under the revolving credit facility.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off $662,682 under a term loan and revolving credit facility with Comerica Bank. The Company borrowed $5,000,000 on the RFC revolving credit facility on September 29, 2004, which was repaid in full on October 4, 2004.

In November 2005, in connection with the acquisition of Genesis, RFC provided the Company with an additional $4 million term loan on terms similar to the existing term loan. This additional loan requires monthly principal payments of $66,667 until September 27, 2007, at which time the remaining unpaid balance is due. In September 2006, the Company extended the maturity and expiration date of the term loan and revolving credit facility to January 31, 2008.

The Company exceeded the 1.50 maximum senior debt/EBITDA ratio as of September 30, 2004 and December 31, 2004. The actual senior debt/EBITDA ratio on those two dates was 1.57and 1.51 respectively. Effective April 7, 2005, RFC waived these covenant violations. RFC has, in addition, agreed to exclude certain items from the covenant computations for a twelve month period, which enabled the company to meet the minimum fixed charge coverage ratio at December 31, 2004. The company was in compliance with all of its loan covenants as of September 30, 2005. At September 30, 2006, the Company reported a fixed charge coverage ratio of 1.12 compared to the minimum required ratio of 1.25. In December 2006, the Company and RFC amended the credit agreement effective September 30, 2006 to reduce the ratio to 1.00 for the test periods ended September 30, 2006 through December 30, 2006. The minimum ratio for test periods thereafter will remain at 1.25. The Company believes that it will be able to comply with the adjusted minimum ratio through September 30, 2007. As a result, scheduled payments due after twelve months have been classified as non-current at September 30, 2006.

Interest paid totaled $90,802, $958,634 and $1,107,081 in fiscal 2004, 2005, and 2006, respectively.

Scheduled payments under current and long-term debt, as of September 30, 2006, are as follows:

2007	$5,300,000
2008	6,700,000
Total minimum payments	$12,000,000

7.                 Stock Transactions and Option Plans

Stock Options

The Company has stock option agreements with certain directors, officers and employees. A summary of the option agreements at September 30 is as follows:

	2004		2005		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,998,000	$2.82	2,681,500	$3.43	3,375,863	$3.89
Granted	739,700	5.00	705,313	5.65	35,500	5.67
Exercised	(30,000)	1.25	—	—	(546,615)	2.51
Forfeited	(26,200)	3.17	(10,950)	5.93	(52,501)	5.54
Expired	—	—	—	—	—	—
Outstanding, end of year	2,681,500	$3.43	3,375,863	$3.89	2,812,247	$4.15
Exercisable, end of year	2,353,502	$3.23	3,375,863	$3.89	2,788,914	$4.14
Price	$1.25-$5.00		$1.25-$7.15		$3.00-$7.15

The weighted average remaining contractual life of stock options outstanding at September 30, 2005 and 2006 was 37 months and 29 months, respectively.

In May 2002, the Company extended the contractual terms on 210,000 options for four years beyond their original expiration date to the end of fiscal 2006. This represented a material modification of the award and the recognition of a new measurement date. The intrinsic value of the options as of the new measurement date was determined (defined as the difference between the fair value at the modification date as determined by independent appraisers and the exercise price). Total deferred compensation was amortized over the remaining future service period. Expense recognized as a result of the modification during fiscal 2004 and 2005 was $108,762,and $232,871, respectively.

In 2006, the Company issued options to purchase 35,500 common shares at an exercise price of $5.65 to $6.75. Stock-based compensation expense recognized during fiscal 2004 and 2005 under the intrinsic method was $44,773 and zero, respectively. Expense in fiscal 2006 under the fair value method was $32,078.

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

In conjunction with the March 2004 Private Placement (Note 3), the Company issued warrants to purchase 659,409 shares of the Company’s common stock at $1.00 per share to Spencer Trask Investment Partners, LLC., as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. On November 3, 2003, 100,000 warrants were exercised and 100,000 shares of common stock were issued. The original warrant certificate was cancelled and reissued for 559,409 warrants at the same terms and conditions.

In addition to the $1.00 warrants discussed above, Prospect also agreed to issue warrants to purchase, at an exercise price of $5.50, a number of shares equal to twenty percent of the shares of Series A Convertible Preferred Stock sold in the Private Placement offering. Warrants to purchase 453,047 shares were issued. These warrants are exercisable at any time and expire 10 years from the date of issuance. Because the Series A Convertible Stock were automatically converted into shares of common stock on July 27, 2005, these warrants now effectively represent the right to buy a like number of shares of common stock.

On June 15, 2004, the Company issued warrants to purchase a total of 22,727 shares of common stock at a price of $5.50 per share to New Capital Advisors. These warrants were issued for services provided in connection with the March 2004 Private Placement, are exercisable at any time, and expire on June 15, 2011.

8.                 Commitments and Contingencies

Leases

The Company leases certain buildings and equipment under operating leases. Certain building leases contain renewal options for two consecutive five-year periods at the then market rent.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2006 are as follows:

Operating Leases
2007	$1,803,578
2008	1,619,765
2009	1,582,861
2010	1,291,040
2011	584,712
Thereafter	260,362
$7,142,318

Consolidated rent expense for 2004, 2005, and 2006 was $1,614,268, $1,664,374 and $1,706,843 respectively.

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

The Company’s affiliated physician organizations must comply with a minimum working capital, Tangible Net Equity (TNE), cash to claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2006, the affiliated physician organizations were in compliance with those regulatory requirements.

NASD Inquiry

On February 3, 2004, the Company received a notice of inquiry from the National Association of Securities Dealers, Inc. (NASD), concerning trading in its common stock that took place around the time that it announced the first closing of a private placement of its Series A Preferred Stock. The Company responded to an NASD request for documents on February 12, 2004, and has received no further contacts from the NASD since that date. However, it is possible that the NASD could continue its inquiry or open a formal investigation and that the NASD or other government agencies could imitate enforcement proceedings if the NASD concluded that improprieties occurred in connection with the trading.

Litigation

St. Jude Medical Center   In 1998, Prospect initiated arbitration proceedings against St. Jude Medical Center (“St. Jude”) and PacifiCare of California (“PacifiCare”) for failure by St. Jude to provide an accurate accounting of hospital incentive pools for the years 1997, 1998 and 1999.

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

Other Matters   We and our affiliated physician organizations are parties to other legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

9.                 Defined Contribution Plan

The Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Under the plan, employees can contribute up to 15% of their annual compensation. The Company changed from matching 25% of the first 4% contributed to 100% of the first 3% and 50% of the next 2% contributed on or after January 1, 2006. The total expense under the plan was $49,099 in 2004, $102,498 in 2005 and $251,679 in 2006.

10.          Incurred But Not Reported Claims Reserves

The following table presents the roll-forward of incurred but not reported, or IBNR, claims reserves as of the periods indicated:

	Year ended September 30
	2004	2005	2006
IBNR as of beginning of year	$10,557,426	$13,323,622	$11,532,328
Health care claim expenses incurred during the year:
Related to current year	44,699,711	46,030,847	50,587,185
Related to prior year	(2,327,044)	(855,164)	(854,595)
Total incurred	42,372,667	45,175,683	49,732,590
Health care claims paid during the year:
Related to current year	(33,295,082)	(35,266,828)	(39,488,526)
Related to prior year	(7,268,752)	(11,700,149)	(11,242,787)
Total paid	(40,563,834)	(46,966,977)	(50,731,313)
IBNR acquired during the year	957,363	—	866,395
IBNR as of end of year	$13,323,622	$11,532,328	$11,400,000

Following is a reconciliation of cost of medical services per our statements of income to healthcare claims expense reflected in the preceding table:

	Year ended September 30
	2004	2005	2006
Capitation expense	$48,053,154	$45,967,875	$44,553,992
Fee-for-service claims expense	42,372,667	45,175,683	49,732,590
Other physician compensation	4,495,641	4,524,284	2,151,526
Other cost of revenues	1,053,579	703,355	746,093
Total cost of revenues	$95,975,041	$96,371,197	$97,184,201

11.          Joint Venture

As discussed at Note 1, the Company and an unrelated third party, AMVI/IMC Health Network, Inc. (“AMVI”) formed a joint venture to participate in the CalOPTIMA Medicaid (“Medi-Cal” in California) program in Orange County, California. The Company does not consolidate the joint venture. The Company includes in its financial statements only the net results attributable to those Medicaid enrollees specifically identified as assigned to it, together with the management fee that it charges the joint venture partner for managing those Medicaid enrollees specifically assigned to AMVI. Costs incurred by the Company in managing the joint venture are included in general and administrative expenses in the accompanying consolidated financial statements.

Summarized unaudited financial information for the unconsolidated joint venture at September 30, 2004, 2005 and 2006 and for each of the years then ended is as follows:

	2004	2005	2006
Cash	$1,308,587	$823,306	$800,197
Receivables	514,524	914,113	4,294,542
Total assets	$1,823,111	$1,737,419	$5,094,739
Accrued medical claims	$659,807	$575,671	$2,420,031
Other payables	1,200,000	900,000	2,315,314
Other partner’s capital	424,170	260,748	358,394
Prospect’s capital	(460,866)	1,000	1,000
Total liabilities and partners’ capital	$1,823,111	$1,737,419	$5,094,739
Revenues	$8,801,565	$8,836,729	$16,558,218
Income (loss) before income taxes	$344,972	$(101,403)	$846,489
Prospect’s equity income	$206,634	$87,516	$1,400,492
Management fees earned by Prospect	$841,153	$806,788	$851,838

12.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2006 in thousands, except per share data:

	For the quarter ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Total revenues	$33,280	$32,331	$32,393	$35,514
Gross margin	8,480	8,674	9,548	10,444
Income before income taxes	1,815	1,545	1,699	3,440
Net income before minority interest	1,087	926	1,025	2,046
Net income	$1,087	$922	$1,015	$1,049
Net earnings per common share:
Basic	$0.25	$0.20	$0.22	$0.17
Diluted	$0.13	$0.11	$0.12	$0.13

	For the quarter ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Total revenues	$33,465	$34,572	$34,818	$32,941
Gross margin	8,979	10,608	9,410	9,615
Income before income taxes	1,849	2,059	2,057	2,135
Net income before minority interest	1,104	1,234	1,313	1,256
Net income	$1,103	$1,229	$1,304	$1,254
Net earnings per common share:
Basic	$0.16	$0.18	$0.19	$0.18
Diluted	$0.14	$0.15	$0.16	$0.15

As more fully discussed in Note 1, during the fourth quarter of fiscal 2005 and 2006, the Company recorded approximately $4 million increase in capitation revenue and $1.5 million reduction in capitation revenue, respectively, under the Medicare risk-adjustment payment system related to services rendered in the respective fiscal years. Also, in the fourth quarter of fiscal 2006, the Company recorded $1.3 million in risk pool revenue compared to $0.7 million in the fourth quarter of fiscal 2005. Additionally, in the 2005 fourth quarter, the Company recorded physician and employee bonuses totaling approximately $2.8 million, recouped approximately $0.5 million of previously expensed transaction expenses upon the closing of its investment in Brotman Medical Center, and recorded approximately $0.6 million resulting from the favorable conclusion of a longstanding legal matter. The Company did not award discretionary physician bonuses in fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Prospect Medical Holdings, Inc. as of September 30, 2005 and 2006, and for each of the three years in the period ended September 30, 2006, and have issued our report thereon dated December 22, 2006 (included elsewhere in this Form 10-K). Our audits also included the accompanying financial statement schedule. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein

/s/ ERNST & yOUNG LLP
Los Angeles, California
December 22, 2006

PROSPECT MEDICAL HOLDINGS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at the Beginning of the Year	Charges to Operations	Deductions	Balance at the End of the Year
2004
Allowance for Doubtful Accounts	$448,000	$215,000	$1,000	$662,000
2005
Allowance for Doubtful Accounts	$662,000	$141,000	$1,000	$802,000
2006
Allowance for Doubtful Accounts	$802,000	$106,000	$399,000	$509,000

EXHIBIT INDEX

2.1	Agreement for the Purchase and Sale of Assets of Health Source Medical Group, Inc. dated as of November 7, 2000 between Prospect Medical Group, Inc. and Health Source Medical Group, Inc.(1)

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
10.230

Form of Limited Consent, Omnibus Amendment No. 3 and Joinder Agreement to the Loan Documents, dated as of November 1, 2005, among Residential Funding Corporation, Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Prospect Medical Systems, Inc., Pinnacle Health Resources, Sierra Medical Management, Inc., Sierra Primary Care Medical Group, Nuestra Familia Medical Group, Inc., Santa Ana/Tustin Physicians Group, Inc., Pegasus Medical Group, Inc., Antelope Valley Medical Associates, Inc., Prospect Health Source Medical Group, Inc., Prospect Professional Care Medical Group, Inc., Prospect NWOC Medical Group, Inc., APAC Medical Group, Inc., Starcare Medical Group, Inc., Prospect Hospital Advisory Services, Inc., and Genesis Healthcare of Southern California, Inc.(8)

14.1	Code of Ethics(8)
21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(3)
23.1	Consent of Independent Registered Public Accounting Firm(8)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(8)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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