Form 10-K/A
period 2006-09-30
PROSPECT MEDICAL HOLDINGS INC
filed 2007-01-29
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission File Number 1-32203

PROSPECT MEDICAL HOLDINGS, INC.

Delaware	33-0564370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Corporate Pointe, Suite 525 Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 338-8677
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock,	American Stock Exchange
Par value $0.01 per share

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

Table of Contents
Form 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2006 that was originally filed with the Securities and Exchange Commission on December 28, 2006 is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III. This amendment does not change our previously reported financial statements and other financial disclosure.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance.

The following table summarizes the name, age, title and business experience for the past five years of each of our executive officers and directors. Other than as described below, no family relationships exist between or among any of our officers and directors.

Name	Age	Position
Jacob Y. Terner, M.D.	72	Chairman, Chief Executive Officer and Director
Catherine S. Dickson	37	President, Chief Operating Officer and Director
Mike Heather	48	Chief Financial Officer
R. Stewart Kahn	55	Executive Vice President and Secretary
Linda Hodges	62	Executive Vice President of Compliance
Michael A. Terner	45	Vice President, HMO Contracting and Health Plan Relations
Donna Vigil	58	Vice President, Finance
David Levinsohn	72	Director
Kenneth Schwartz, CPA	71	Director
Joel S. Kanter	50	Director
Gene Burleson	66	Director

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

David Levinsohn.   David Levinsohn has served as a member of our Board of Directors since July 1996 and as a member of the Audit Committee of our Board of Directors since 1996. Mr. Levinsohn has been the President and Chief Executive Officer of Sherman Oaks Health Systems, Inc. d/b/a Sherman Oaks Hospital and Medical Center since March 1995. Prior to being named to those positions, Mr. Levinsohn served as the Chief Operating Officer of Sherman Oaks Health Systems since May 1994. From November 1993 to May 1994, Mr. Levinsohn was the Vice President of Encino Tarzana Medical Center. From 1989 until November 1993, Mr. Levinsohn was Executive Director of Sherman Oaks Hospital.

Kenneth Schwartz, CPA.   Kenneth Schwartz has served as a member of our Board of Directors since June 1998. Mr. Schwartz served as a Director of Deloitte & Touche LLP from December 1990 to June 1998. Mr. Schwartz previously served as a member of the National Management Committee and Managing Partner of the Los Angeles office of Spicer & Oppenheimer.

Joel S. Kanter.   Mr. Kanter was elected as a member of our Board of Directors in February 2004. Mr. Kanter has been the President of Windy City, Inc., a privately held investment company, since 1986. From 1993 to 1999, Mr. Kanter was the President or Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (NMS:WNUT). Mr. Kanter’s past experience includes serving as a Legislative Assistant to former Congressman Abner J. Mikva (D-Illinois), Special Assistant to the National Association of Attorneys General, Staff Director of the House Rules Committee’s Subcommittee on Legislative Process, and Managing Director of The Investors’ Washington Service. Mr. Kanter serves on the Board of Directors of Echo Healthcare Acquisition Corp. (OTC Bulletin Board: EHHA), I-Flow Corporation (NASDAQ: IFLO), Nesco Industries, Inc. (OTC Bulletin Board:

NESK), and Magna-Lab, Inc. (OTC Bulletin Board: MAGLA.OB). Mr. Kanter is also a Trustee at the Georgetown Day School (Washington, D.C.), The Langley School (McLean, Virginia), and the Union Institute & University (Cincinnati, OH).

Gene E. Burleson. Mr. Burleson was selected by Spencer Trask, the placement agent for our 2004 preferred stock offering, as its designee to our Board of Directors, effective July 2004. Mr. Burleson served as Chairman of the Board of Directors of Mariner Post-Acute Network Inc., an operator of longterm care facilities from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Inc., a developer and operator of assisted living facilities and is on the Board of Deckers Outdoor Corporation, Inc. In addition he is involved with several private health care companies as an investor and director. Mr. Burleson served as Chairman of the Board of GranCare Inc. from October 1989 to November 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare Inc. from December 1990 to February 1997. Upon completion of the merger of GranCare’s pharmacy operations with Vitalink Pharmacy Services Inc. in February 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. Mr. Burleson resigned as Chief Executive Officer and a director of Vitalink Pharmacy Services in August 1997. From June 1986 to March 1989 Mr. Burleson served as President, Chief Operating Officer and a director of American Medical International Inc. (“AMI”), an owner and operator of acute care hospitals. Based in London from May 1981 to June 1986, Mr. Burleson served as Managing Director of AMI’s international operations.

Terms of Office

Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of six members. In connection with a recent private offering, the placement agent was granted the right, until the second anniversary of the effective date of our Form S-1 Securities Act registration statement (July 27, 2005) to designate one person (the “Designee”) reasonably acceptable to us to serve, at the placement agent’s sole discretion, on our Board of Directors. Mr. Gene Burleson was selected as the Designee and now sits on our Board of Directors. He also serves as a member of the Compensation Committee to authorize stock option grants by our company; provided, however, that any proposed stock option grants by our company to senior management will also be subject to the specific approval of the Designee, which approval will not be unreasonably withheld or delayed.

Officers are elected by and serve at the discretion of our Board of Directors. They hold office until their successors are chosen and qualified, or until they resign or have been removed from office. The Board of Directors may appoint, or empower the Chief Executive Officer to appoint or terminate, such other officers and agents as the business of the corporation may require, each of whom shall hold office for such period, and have such authority, and perform such duties as are provided in the Bylaws, or as the Board of Directors may from time to time determine.

Audit Committee

Audit Committee. The Board of Directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee makes recommendations to management concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Mr. Schwartz is the Chairman of the Audit Committee, and Mr. Levinsohn, Mr. Kanter and Mr. Burleson serve as members of the Audit Committee.

Code of Ethics

The Board of Directors has adopted a Financial Code of Ethics that applies to our senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The financial code of ethics addresses conflicts of interest, corporate opportunities, confidentiality, protection and proper use of company assets, financial disclosure and reporting, maintenance of books and records and compliance with laws, rules and regulations. The Financial Code of Ethics is posted on our website at www.prospectmedicalholdings.com.

The Board of Directors has also adopted a Code of Business Conduct and Ethical Business Practice which applies to all officers, employees and directors of the Company. A copy of the Code of Business Conduct and

Ethical Business Practice has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and may be viewed on the SEC’s website at http://www.sec.gov.

The Financial Code of Ethics and the Code of Business Conduct and Ethical Business Practice contain written standards that are intended to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that Prospect files with, or submits to, the SEC and in other public communications made by Prospect; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of these standards to the Audit Committee or Corporate Compliance Officer; and accountability for adherence to these standards.

Procedures for Nominating Directors

There have been no changes to our previously disclosed procedures by which stockholders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Securities Exchange Act of 1934, as amended, our directors, certain executive and other officers, and any person holding more than 10% of Prospect’s common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission, or SEC, and any exchange or quotation system on which our common stock is listed or quoted. Specific due dates for these reports have been established and the Company is required to report any failure by directors, officers and 10% holders to file such reports on a timely basis. Based solely on a review of copies of reports furnished to the Company as filed with the SEC, we believe that our directors and officers have complied with the filing requirements applicable to them for the year ended September 30, 2006, with the exception that one report for David Levinsohn concerning an exercise of stock options was filed late, and one report for Michael Terner concerning two option exercises and three sales of underlying shares was filed late.

Item 11.                   Executive Compensation.

The tables and discussion below set forth information about the compensation of our Chief Executive Officer and our other named executive officers for each of the last three fiscal years.

					Long-term compensation awards
	Fiscal year	Annual compensation			Shares
	ended			Other annual	underlying
Name and principal position	September 30,	Salary	Bonus	compensation	options
Jacob Y. Terner, M.D.	2006	$250,000	$0	$0	0
Chief Executive Officer	2005	$250,000	$20,000	$0	13,333
	2004	$185,417	$0	$0	40,000	(1)
Catherine Dickson	2006	$200,000	$0	$0	0
President and Chief Operating Officer	2005	$200,000	$20,000	$0	11,458
	2004	$142,958	$0	$0	34,375
Mike Heather(2)	2006	$180,000	$36,000	$0	0
Chief Financial Officer	2005	$180,000	$20,000	$0	0
	2004	$75,000	$0	$0	300,000
Donna Vigil(2)	2006	$150,000	$22,500	$0	0
Vice President of Finance	2005	$150,000	$12,000	$0	8,333
	2004	$133,792	$0	$0	25,000
R. Stewart Kahn(3)	2006	$139,000	$20,850	$6,000	0
Executive Vice President	2005	$139,000	$10,000	$6,000	8,333
	2004	$136,771	$0	$6,000	25,000

(1)                                  Does not include options to purchase 800,000 shares of common stock that were granted to Dr. Terner, not as employee compensation, but as consideration for his personal guarantee of corporate obligations as described in “Certain Relationships and Related Transactions.”

(2)                                  Ms. Vigil served as Chief Financial Officer until April 2004, when she was named Vice President of Finance and Mike Heather was appointed Chief Financial Officer.

(3)                                  The compensation reported as other annual compensation was received in the form of an automobile allowance.

Aggregated Option Exercises in Last Year and Fiscal Year-End Option Values

We did not grant any stock options during the year ended September 30, 2006. The following table shows, as to the individuals named in the Summary Compensation Table above, information about stock options exercised during the year ended September 30, 2006 and the number and value of unexercised options at that date.

	Number of Shares Acquired on Excercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2006		Value of Unexercised In-the-Money Options at September 30, 2006 (1)
			(Exercisable/Unexercisable)		(Exercisable/Unexercisable)
Jacob Y. Terner, M.D. Chief Executive Officer	175,000	$455,000	903,333/0	(2)	$2,364,233/$0
Catherine Dickson President and COO	10,000	$26,859	184,333/0		$238,808/$0
Mike Heather Chief Financial Officer	-0-	$-0-	300,000/0		$255,000/$0
Donna Vigil Vice President of Finance	30,000	$80,092	117,333/0		$198,733/$0
R. Stewart Kahn Executive Vice President	74,550	$208,905	85,283/0		$107,391/$0

(1)                                  The closing price of our common stock on September 30, 2006 was $5.85. Value is calculated by multiplying (a) the difference between the closing sales price and the option exercise price by (b) the number of shares of common stock underlying the option. The amounts in this column may not represent amounts that will actually be realized by the named executive officers.

(2)                                  Includes options to purchase 800,000 shares of common stock that were granted to Dr. Terner, not as employee compensation, but as consideration for his personal guarantee of corporate obligations.

Employment Agreements

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

Our other executive officers are employed at will and currently do not have written employment agreements. However, our Board of Directors approved a payment to Ms. Dickson equal to six months of salary (equal to $100,000 at September 30, 2006) as a severance package in the event of her termination by us.

Director Compensation

Cash Compensation

Independent directors receive $750 for each meeting of our Board of Directors that they attend. The members of our Audit Committee and the Compensation Committee receive $375 for each committee meeting they attend. The Chairman of the Audit Committee also receives $12,000 annual compensation for service on that committee. Employees that serve as directors receive no compensation for their service as directors or committee members. All of our directors are eligible to receive options under our 1998 Stock Option Plan. No stock options were awarded to our directors during the year ended September 30, 2006.

Stock Options

As previously disclosed in last year’s annual report, on September 30, 2005 each of our independent directors received an annual grant of nonqualified options to purchase 30,000 shares of our common stock, with an exercise price of $4.97, which was equal to 100% of the fair market value of our common stock on the grant date. These options were granted as incentive compensation for the 2006 fiscal year.

Stock Option Plan

We currently have one stock option plan, the 1998 Stock Option Plan (the “Plan”), although in the past, and most recently on April 19, 2004 as additional employment compensation to our Chief Financial Officer, Mike Heather, and on May 7, 2004 as compensation to our board members for service on the company’s Board of Directors, we have also granted non-qualified stock options outside the Plan. The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options. Under the Plan, stock options may be granted to our directors, officers, employees, consultants, independent contractors and advisers, or those of our subsidiaries or affiliated physician organizations. We also use stock options as signing bonuses to attract key employees. By encouraging stock ownership, we seek to attract, retain and motivate such persons and to encourage them to devote their best efforts to our business and financial success.

As last amended, effective as of May 7, 2004, the Plan provides for a continuous pool of 2,040,000 shares of our common stock for allocation to previously issued and outstanding or exercised stock option awards under the Plan and future stock option grants under the Plan. Options which have terminated without being exercised, whether by forfeiture or otherwise, no longer have shares allocated to them and therefore do not count against the 2,040,000 pool amount.

The Plan is administered by the Compensation Committee of our Board of Directors. Management proposes option grants to the Compensation Committee, and the Compensation Committee may approve, reject or amend the proposed option grants. The Compensation Committee then presents the final proposed option grants to the entire Board of Directors for final approval.

Options granted under the Plan may be qualified incentive stock options or non-qualified stock options, and each grant is evidenced by a written stock option agreement. The exercise price to be paid for shares upon exercise of each option granted under the Plan is determined by our Board of Directors at the time the option is granted, but may not be less than the fair market value of the stock, as determined on the date of grant. The maximum term of each option is ten years. The aggregate fair market value of shares of common stock with respect to which qualified incentive stock options are exercisable for the first time by any single optionee in any calendar year is limited to $100,000.

An option under the Plan terminates 90-days after the holder ceases to be employed by us, except that in the case of death or disability, the option may be exercised within twelve months by the holder or the holder’s legal representative, executor, administrator, legatee or heirs, as the case may be.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Amount and Nature of Shares Beneficially Owned

The table below shows how much of our common stock is beneficially owned by directors, named executive officers (as set forth in the Summary Compensation Table above), directors and executive officers as a group and beneficial owners of more than 5% of our outstanding common stock known to us, as of December 31, 2006).

Name (1)	Number of Shares Owned		Right to Acquire(2)		Total Shares Beneficially Owned(3)	Percent of Class(4)
Kevin Kimberlin	286,302	(5)	440,482	(6)	726,784	9.2
Paul Amir	481,313	(7)	72,816		554,129	7.3
Karunyan Arulanantham	358,270	(8)	65,535		423,805	5.6
Nelson Obus	397,400	(9)	—		397,400	5.3
Jacob Y. Terner, M.D.	617,702	(10)	906,149		1,523,851	18.2
Catherine S. Dickson	12,855		158,833		171,688	2.2
Mike Heather	—		300,000		300,000	3.9
R. Stewart Kahn	25,000		85,283		110,283	1.5
Donna Vigil	12,603		92,333		104,936	1.4
David A. Levinsohn	115,211	(11)	135,000		250,211	3.3
Kenneth Schwartz, CPA	44,694		130,000		174,694	2.3
Joel S. Kanter	50,000	(12)	90,000		140,000	1.9
Gene E. Burleson	25,000		90,000		115,000	1.5
All directors and executive officers as a group (11 persons)(13)	942,761		2,107,597		3,050,358	31.8

(1)                                  Except as indicated otherwise, each holder has sole voting and investment power over the shares listed in the table, except to the extent they share that power with their spouse. Except as otherwise stated, the address of each person in the table is 400 Corporate Pointe, Suite 525, Culver City, CA 90230.

(2)                                  These are shares which the holders have the right to acquire within 60 days through the exercise of outstanding options or warrants. As such, the holders are deemed to beneficially own these shares even though they are not outstanding.

(3)                                  Total of shares in column one and column two.

(4)                                  Calculated based on a total of 7,475,340 shares outstanding on December 31, 2006.

(5)                                  Includes 62,667 shares of common stock held by the Kimberlin Family 1998 Trust, 81,818 shares of common stock held by Spencer Trask Private Equity Fund I LP, 40,909 shares of common stock held by Spencer Trask Private Equity Fund II LP, 51,818 shares of common stock held by Spencer Trask Private Equity Accredited Fund III LLC, and 49,090 shares of common stock held by Spencer Trask Illumination Fund LLC. Mr. Kimberlin’s address is 535 Madison Avenue, 18th Floor, New York, New York 10022.

(6)                                  Includes 350,563 shares of common stock issuable upon exercise of warrants held by the Kimberlin Family 1998 Trust and 89,919 shares of common stock issuable upon exercise of warrants held by Spencer Trask & Co.

(7)                                  These shares are held by Paul Amir as Trustee of the Herta and Paul Amir Family Trust. Mr. Amir’s address is 8730 Wilshire Boulevard, Beverly Hills, California 90211.

(8)                                  Includes 285,453 shares of common stock held by the Arul Family Trust. Mr. Arulanantham’s address is 1675 Staffordshire Drive, Lancaster, California 93534.

(9)                                  Of this total, 76,500 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. and 124,500 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I, and the 201,000 total shares held by these two limited partnerships are indirectly beneficially owned by Wynnefield Capital Management, LLC as general partner of the limited partnerships. Mr. Obus acts as the managing partner of Wynnefield Capital Management, LLC. Another 107,500 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. and indirectly beneficially owned by the fund’s corporate manager, Wynnefield Capital, Inc., whose president is Mr. Obus. Another 88,900 shares are beneficially owned by Channel

Partnership II, L.P. and are indirectly beneficially owned by Mr. Obus as the general partner of that limited partnership. The foregoing information is based on a Schedule 13G statement of beneficial ownership filed by these reporting persons as an affiliated group on February 14, 2006. The address of the reporting persons is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(10)                            Beneficial ownership of 81,407 shares of common stock is shared by Jacob Y. Terner and Sandra W. Terner as co-trustees of the Terner Family Trust.

(11)                            Includes 30,211 shares of common stock held by David Levinsohn as Trustee of the Levinsohn Revocable Family Trust.

(12)                            Beneficial ownership of 45,000 shares of common stock is shared with the Kanter Family Foundation.

(13)                            In addition to the directors and executive officers named in this table, two other executive officers are included as members of this group. Such other executive officers hold a total of 39,696 shares of common stock and have the right to acquire a total of 119,999 shares of common stock through the exercise of outstanding options within the next 60 days.

Equity Compensation Plan Information

The following table provides information as of the most recently completed fiscal year ended September 30, 2006 with respect to compensation plans and individual compensation arrangements under which equity securities of Prospect are authorized for issuance:

	(a)	(b)	(c)
Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation
	of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	1,602,247	$4.29	203,639
Equity compensation plans not approved by security holders	2,725,644	$3.75	0
Total	4,327,891	$3.95	203,639

Included in equity compensation plans approved by securities holders is our 1998 Stock Option Plan. Included in equity compensation plans not approved by security holders are employee stock options and warrants issued outside of our 1998 Stock Option Plan.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.

The Company has an employment agreement with our Chief Executive Officer, Jacob Y. Terner, which has been extended for a three-year term that ends on August 1, 2008 and provides for compensation of $250,000 per year. The agreement further provides that if we terminate Dr. Terner’s employment without cause, we will be required to pay him $12,500 for each month of past service as our Chief Executive Officer, commencing as of July 31, 1996. The contingent termination obligation was frozen at $1,237,500, effective September 8, 2004. Since the Company has not indicated any intention to terminate Dr. Terner, no such potential liability is accrued as of September 30, 2006.

Director Independence

A majority of our Board is comprised of independent directors, and only independent directors serve on our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

No director will be deemed to be independent unless the Board affirmatively determines that the director has no material relationship with Prospect, directly or as an officer, stockholder or partner of an organization that has a material relationship with Prospect. The Board consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of

“independent,” including those set forth in SEC rules and regulations and pertinent listing standards of the American Stock Exchange, as in effect from time to time.

In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships that any director may have with Prospect. As a result of its annual review, the Board has determined that all directors, with the exception of Dr. Terner and Ms. Dickson, are independent for AMEX purposes. Dr. Terner is not independent because he is the Chief Executive Officer of Prospect. Ms. Dickson is not independent because she is the President and Chief Operating Officer of Prospect.

Item 14.                   Principal Accounting Fees and Services.

For the fiscal years ended September 30, 2006 and 2005, professional services were performed for us by Ernst & Young LLP. Our audit committee annually approves the engagement of outside auditors for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by our outside auditors, and to consider whether the outside auditors’ provision of non-audit services is compatible with maintaining the independence of the outside auditors. The audit committee may delegate pre-approval authority to one or more of its members. Any such fees pre-approved in this manner shall be reported to the audit committee at its next scheduled meeting. All services described below were pre-approved by the audit committee.

The following table represents aggregate fees billed to us by Ernst & Young LLP for fiscal year ended September 30, 2006 and 2005, notwithstanding when the fees were billed or when the services were rendered.

	Fiscal 2006		Fiscal 2005

Audit fees (1)	$399,000		$327,000

Audit-related fees	46,841	(2)	235,462	(3)

Tax fees	-0-		-0-

All other fees (4)	1,500		-0-

Total fees	$447,341		$562,462

(1) Includes fees and expenses related to the fiscal year audit of the consolidated financial statements, quarterly reviews and standalone audits of subsidiaries.

(2) Includes fees and expenses for services rendered during the fiscal year in connection with financial statement audits of acquisition candidates, preparation of the Company’s Form S-3 registration statement filing, Sarbanes-Oxley Act consultation and review of proxy filings.

(3) Includes fees and expenses for services rendered during the fiscal year in connection with financial statement audits of acquisition candidates, preparation of the Company’s Form 10 and Form S-1 registration statement filings, and Rule 3-05 consultation. Also includes fees for quarterly review for the quarter ended December 31, 2004, which was included in the Form 10 registration statement.

(4) Annual subscription to EY On-Line, an accounting research tool.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index have been filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

Date: January 28, 2007	By:	/s/ jacob y. terner, m.d.
Jacob Y. Terner, M.D.
Chairman and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended