Form 10-Q
period 2006-12-31
PROSPECT MEDICAL HOLDINGS INC
filed 2007-02-14
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

or

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

Yes ☐   No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of February 7, 2007 was 7,697,217.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,385,906	$16,623,407
Investments, primarily restricted certificates of deposit	836,244	836,244
Risk pool receivables	2,324,424	1,418,973
Other receivables, net of allowances of $493,000 and $509,000 at December 31, 2006 and September 30, 2006	1,555,158	1,916,883
Notes receivable, current portion	176,265	176,265
Prepaid expenses and other	552,064	645,466
Refundable income taxes	2,963,253	2,493,035
Deferred income taxes, net	188,912	657,678
Total current assets	21,982,226	24,767,951

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	977,816	984,934
Equipment	3,711,669	3,478,435
Furniture and fixtures	793,831	782,087
	5,523,936	5,286,076
Less accumulated depreciation and amortization	(4,145,062)	(3,999,863)
Property, improvements and equipment, net	1,378,874	1,286,213

Notes receivable, long term portion	404,474	413,577
Deposits	709,432	613,087
Goodwill	37,902,958	37,838,169
Other intangible assets, net	1,491,855	1,738,475
Total assets	$63,869,819	$66,657,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$12,300,000	$11,400,000
Accounts payable and other accrued liabilities	6,400,596	8,191,849
Current maturities of long-term debt	2,800,000	5,300,000
Total current liabilities	21,500,596	24,891,849
Long-term debt, less current maturities	6,000,000	6,700,000
Deferred income taxes	1,195,156	1,145,573
Other long-term liabilities	231,368	34,712
Total liabilities	28,927,120	32,772,134
Minority interest	71,994	81,881

Shareholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized 7,515,537 (including 40,197 shares held in treasury) and 7,186,977 shares issued and outstanding at December 31, 2006 and September 30, 2006	74,753	71,869
Additional paid-in capital	21,076,492	20,345,805
Retained earnings	13,719,460	13,385,783
Total shareholders’ equity	34,870,705	33,803,457
Total liabilities and shareholders’ equity	$63,869,819	$66,657,472

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31
	2006	2005

Revenues	$34,827,997	$33,464,759
Cost of revenues	26,036,026	24,486,216

Gross margin	8,791,971	8,978,543

Non-medical expenses:
General and administrative	8,077,069	7,131,074
Depreciation and amortization	391,819	322,017
Total non-medical expenses	8,468,888	7,453,091

Operating income from unconsolidated joint venture	263,942	346,162

Operating income	587,025	1,871,614

Other (income) expense:
Investment income	(241,532)	(234,473)
Interest expense	266,980	257,517
Total other expense, net	25,448	23,044

Income before income taxes	561,577	1,848,570
Provision for income taxes	225,352	744,183

Net income before minority interest	336,225	1,104,387

Minority interest	2,548	1,598

Net income	$333,677	$1,102,789

Net income per common share:
Basic	$0.05	$0.16
Diluted	$0.04	$0.14
Weighted average shares outstanding:
Basic	7,272,887	6,700,579
Diluted	8,420,476	7,755,789

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31
	2006	2005
Operating activities
Net income	$333,677	$1,102,789
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	391,819	322,017
Provision for bad debts	(16,843)	72,457
Loss on disposal of assets	—	151
Deferred income taxes, net	518,349	250,668
Changes in operating assets and liabilities:
Risk pool receivables	(905,450)	53,494
Other receivables	378,569	879,278
Prepaid expenses and other	119,497	241,836
Recoverable income taxes	(292,996)	(372,485)
Excess tax benefits from options exercised	(177,221)	(220,977)
Deposits and other assets	(122,440)	22,839
Accrued medical claims and other health care costs payable	900,000	(267,989)
Accounts payable and other accrued liabilities	(1,594,598)	(3,092,319)
Net cash used in operating activities	(467,637)	(1,008,241)

Investing activities
Purchases of property, improvements and equipment	(237,861)	(33,202)
Proceeds from note receivable	9,103	3,212
Cash paid for acquisitions, net of cash received	—	(6,560,892)
Increase in restricted certificates of deposit	—	(136)
Capitalized expenses related to acquisitions	(64,790)	(35,188)
Other investing activities	(9,887)	1,598
Net cash used in investing activities	(303,435)	(6,624,608)

Financing activities
Borrowings from Term Loan	—	4,000,000
Borrowings on line of credit	—	—
Repayments on credit line	(2,500,000)	—
Reduction of note payable	(700,000)	(566,667)
Proceeds from issuance of common stock	556,350	448,000
Excess tax benefit from options exercised	177,221	220,977
Net cash (used in) provided by financing activities	(2,466,429)	4,102,310

Net decrease in cash and cash equivalents	(3,237,501)	(3,530,539)
Cash and cash equivalents at beginning of period	16,623,407	16,949,304
Cash and cash equivalents at end of period	$13,385,906	$13,418,765

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$—	$866,000
Interest	$266,980	$257,517

Details of businesses acquired:
Fair value of assets acquired		$9,329,556
Liabilities assumed or created		(1,329,556)
Less cash acquired		1,439,108
Net cash paid for acquisitions		$6,560,892

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006
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

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended September 30, 2006. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the September 30, 2006 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our September 30, 2006 audited financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force (EITF) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2007.

Revenues are comprised of the following amounts:

	Three months ended December 31,
	2006	2005	% of Increase (Decrease)
Capitation	$34,092,290	$32,618,106	5%
Fee for service	382,880	565,750	(32)%
Management fees	264,067	275,067	(4)%
Other	88,760	5,836	NM
Total	$34,827,997	$33,464,759	4%

Certain prior year amounts have been reclassified to conform to current period presentation

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

The adoption of SFAS No. 123(R) did not have a significant effect on the Company’s financial position and results of operations since the Company fully vested all remaining unvested portions of previously issued stock options in September 2005 and made insignificant grants thereafter, as discussed below. Because none of the stock options whose vesting was accelerated had exercise prices below the market value of the Company’s stock, no expense was recognized upon the acceleration of vesting. The Company did not make other changes to the terms of the options, which generally vest pro-rata over 2 years (the requisite service period) and expire after 5 years from the date of grant.

Option Activity for the three months ended December 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2006	2,812,247	4.15
Granted
Exercised	(400,700)	3.05
Forfeited	(24,434)	5.62
Outstanding as of December 31, 2006	2,387,113	4.32	$4,484,570	29
Vested and Exercisable as of December 31, 2006	2,387,113	4.32	$4,484,570	29

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

During the three months ended December 31, 2006 and 2005, the company did not grant any options.  During the three months ended December 31, 2006, options for 400,700 common shares were exercised for net proceeds of approximately $556,350 and 24,434 options were forfeited. The aggregate intrinsic value of the options exercised was $1,156,000. During the three months ended December 31, 2005, options for 205,000 common shares were exercised for net proceeds of $448,000 and 2,000 options were forfeited. The aggregate intrinsic value of the options exercised was $562,000. The Company realized net tax benefits of $177,221 and $220,977 from the 2006 and 2005 exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital. At December 31, 2006 and 2005, there are no unvested awards and no unrecognized stock-based compensation costs.

The fair value of the options granted prior to the Company becoming a public reporting entity in May 2005 was estimated at the date of grant using the Minimum Value option model. Under SFAS No. 123 non-public companies were permitted to use the minimum-value method to estimate compensation costs for pro-forma disclosure purposes, which effectively allowed those companies to value employee stock options using an assumed volatility of zero. The minimum value method is not an acceptable approach under SFAS No. 123(R) and the minimum-value disclosures for the 2005 periods are no longer provided.   The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.

The following table is a summary of options outstanding under all of the Company’s option plans as of December 31, 2006:

Range of Exercise Prices	Number Outstandng and Exercisable	Weighted Average Remaining Contractual Terms (Months)	Weighted Average Exercise Price
$3.00	1,017,450	21	3.00
$4.86 - $5.00	1,078,497	35	4.98
$6.45-$7.15	291,166	36	6.48
$3.00 - $7.15	2,387,113	29	4.32

4.  Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	For the three month period ended December 31
	2006	2005
Basic earnings per common share:
Numerator – net income	$333,677	$1,102,789

Denominator – weighted average number of common shares outstanding	7,272,887	6,700,579

Basic earnings per common share	$0.05	$0.16

Diluted earnings per common share:
Numerator – net income	$333,677	$1,102,789

Denominator:
Weighted average number of common shares outstanding	7,272,887	6,700,579
Dilutive stock options and warrants	1,147,589	1,055,210
	8,420,476	7,755,789

Diluted earnings per common share	$0.04	$0.14

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

Prospect Medical Group, Inc. (PMG), which is wholly owned by Dr. Terner, and whose accounts are consolidated in these financial statements under EITF 97-2, maintains an intercompany account receivable due from Prospect Medical Holdings, Inc. The intercompany receivable was created in connection with intercompany transactions, including those related to previous acquisitions. In the event that PMG is required by the health maintenance organizations (HMO’s) or regulatory agencies to maintain a positive tangible net equity and positive working capital, Dr. Terner had previously agreed to personally guarantee the intercompany account receivable due from Prospect Medical Holdings, Inc. up to a level sufficient to enable PMG to attain positive tangible net equity and working capital.

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

6.  Long Term Debt

Long-term debt at December 31, 2006 and September 30, 2006, respectively, consists of the following:

	December 31, 2006	September 30, 2006
Term loan	$8,800,000	$9,500,000
Revolving credit facility, interest at prime rate plus applicable margin	—	2,500,000
	8,800,000	12,000,000
Less current maturities	(2,800,000)	(5,300,000)
	$6,000,000	$6,700,000

On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off its existing term loan and revolving credit facility with another lender. The Company borrows from the revolving credit facility, and repays the amounts, from time to time. No amounts are outstanding under the revolving the credit facility at December 31, 2006.

The RFC revolving credit facility commitment is for three years, with interest at prime plus 0.5% per annum (8.75% at September 30, 2006 and December 31, 2006) and an unused line fee of 0.25% per annum. The Company may borrow, make repayments, and re-borrow under the revolving credit facility until January 31, 2008. The RFC term loan is amortized over a five-year period with principal payments of $166,667 per month, plus interest payable monthly on the outstanding balance at prime plus 2.0% per annum (10.25% at September 30, 2006 and December 31, 2006). The remaining balance of the term loan is due and payable in full on January 31, 2008. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without consent, from using the net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

The Company was in compliance with all of the loan covenants at December 31, 2005. At September 30, 2006, the Company reported a fixed charge coverage ratio of 1.12 compared to the minimum required ratio of 1.25.  In December 2006, the Company and RFC amended the credit agreement effective September 30, 2006 to reduce the ratio to 1.00 for the test periods ended September 30, 2006 through December 30, 2006.  The minimum ratio for test periods thereafter will remain 1.25.  The Company was in compliance with the reduced ratio at December 31, 2006, and believes that it will be able to comply with the adjusted minimum ratio through December 31, 2007.  As a result, scheduled payments due after twelve months have been classified as non-current at December 31, 2006.

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with additional term loan debt financing of $4,000,000, on terms similar to our existing term loan. This additional term loan requires monthly principal payments of $66,667 until September 27, 2007, at which time the remaining unpaid balance is due.

In September 2006, RFC extended the maturity and expiration date of the term loan and revolving credit facility to January 31, 2008.

7.  Acquisition

On November 1, 2005 Prospect Medical Group, Inc., acquired the outstanding stock of Genesis HealthCare of Southern California for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company’s existing cash and a $4,000,000 term loan from RFC. Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. The Company used an outside valuation firm to determine the fair value of the assets and liabilities acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition:

Current assets	$1,520,539
Goodwill	6,398,652
Identifiable intangibles	1,378,800
Other assets acquired	31,565
Total assets	$9,329,556
Current liabilities	1,329,556
Long-term liabilities	—
Total liabilities assumed	1,329,556
Net assets acquired	$8,000,000

Intangibles include tradename of $194,800, a covenant not-to-compete of $199,200 and $984,800 for customer relations, which are being amortized on a straightline basis over 18 months to four years. The Company made a Section 338 election, and expects $7,777,452 of total goodwill and intangibles to be deductible for tax purposes.

Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payment amounts will be paid to or received from the seller. The agreement also guarantees certain minimum risk pool incentives for the 2005 calendar year. To the extent actual amounts are less than the guaranteed amounts, we will be entitled to receive monies up to $500,000 from the seller, in addition to any other amounts due. These amounts will be recorded as purchase price adjustments if and when received. The seller also provides customary indemnification of up to $1.5 million for eligible non-medical and non-tax claims submitted within a two year period. The indemnification amount is reduced ratably over 24 months. In conjunction with the acquisition, we have entered into an employment agreement with the sole selling shareholder of Genesis and 2 of its employees.

The following unaudited pro forma information for the three months ended December 31, 2005 gives effect to the Genesis acquisition as if it had occurred on October 1, 2005.  Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

Three months ended December 31
2005
Net revenue	$34,354,212
Net income	1,139,758
Basic earnings per share	$0.07
Diluted earnings per share	$0.15

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates. Principal areas requiring the use of estimates include settlements under the risks/savings sharing programs, medical receivables, determination of allowances for uncollectible accounts, medical claims and accruals, impairment of long-lived and intangible assets, professional and general liability claims, reserves for potential absorption of claims unpaid by insolvent providers, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

During the quarter ended December 31, 2006, we recorded favorable changes in estimated shared risk revenues of $300,000 for the fiscal 2006 period. We also recorded approximately $900,000 in additional expense related to adverse development of fiscal 2006 claims.

8.  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of October 1, 2006 did not have a material effect on our consolidated financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted this interpretation on October 1, 2006.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements for the year ended September 30, 2006 appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

•                  Our historical working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

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

Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on December 28, 2006 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

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

The thirteen affiliated physician organizations provide medical services to a combined total of approximately 171,000 HMO enrollees at  December 31, 2006, including approximately 7,200 AMVI Prospect Health Network enrollees that we manage for the economic benefit of our partner in this joint venture, and for which we earn management fee income.

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

Operating revenue consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustments. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as “Risk Adjustment.” Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to MediCal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA’s OneCare HMO, as well as management services provided to Brotman Medical Center, an equity investee in which we hold a 38% interest. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also MediCal eligible. Management fee revenue is earned in the month the services are delivered. Other revenues include incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond the Company’s control, and may vary significantly from year to year.

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. These amounts are included in capitation revenue. Except for two contracts where we are contractually obligated for down-side risk, shared risk deficits are not payable until and unless we generate future risk sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on estimated hospital utilization and associated costs compared to budget and, if available, interim risk-pool settlements reported by health plans. These estimates are inherently uncertain and could differ significantly from actual results. Differences between actual and estimated settlements are recorded when the final outcome is known.

Revenues are comprised of the following amounts:

	Three Months Ended December 31,
	2006	2005
Capitation	34,092,290	$32,618,106
Fee for service	382,880	565,750
Management fees	264,067	275,067
Other	88,760	5,836
Total	$34,827,997	$33,464,759

We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category.

	As of December 31
Member Category	2006	2005	% of Increase (Decrease)
Commercial	133,400	156,700	(15)%
Senior – owned	13,900	13,300	5%
Senior – managed	200	100	100%
MediCal – owned	16,500	7,200	129%
MediCal – managed	7,000	7,100	(1)%
Total	171,000	184,400	(7)%

The following table details total paid member months, by member category, for the three-month periods ended December 31, 2006 and 2005:

	Three months ended
	December 31		% Increase
	2006	2005	(Decrease)
Commercial	406,300	452,100	(10)%
Senior – owned	42,100	38,800	9%
Senior – managed	500	200	100%
MediCal – owned	44,000	21,400	106%
MediCal – managed	21,200	22,100	(4)%

Total	514,100	534,600	(4)%

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

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three month periods ended December 31, 2006 and 2005

	Three months ended December 31
			% Increase
	2006	2005	(Decrease)
Revenues:
Capitation revenue	$34,092,290	$32,618,106	4.5%
Fee for service revenue	382,880	565,750	(32.3)%
Management fees	264,067	275,067	(4.0)%
Other operating revenue	88,760	5,836	NM
Total revenues	34,827,997	33,464,759	4.1%

Cost of revenues:
PCP capitation	5,876,598	5,904,310	(0.5)%
Specialists capitation	5,281,084	5,404,434	(2.3)%
Claims expense	13,970,127	12,206,647	14.4%
Physician salaries	628,452	691,025	(9.1)%
Other cost of revenues	279,765	279,800	0.0%
Total cost of revenues	26,036,026	24,486,216	(6.3)%

Gross margin	8,791,971	8,978,543	(2.1)%

General and administrative expenses	8,077,069	7,131,074	13.3%
Depreciation and amortization expense	391,819	322,017	21.7%
Total non-medical expenses	8,468,888	7,453,091	13.6%

Income from unconsolidated joint venture	263,942	346,162	(23.8)%
Operating Income	587,025	1,871,614	(68.6)%
Other expense, net	25,448	23,044	10.4%
Income before income taxes	561,577	1,848,570	(69.6)%
Provision for income taxes	225,352	744,183	(69.7)%
Minority interest	2,548	1,598	59.4%
Net income	$333,677	$1,102,789	(69.7)%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three months ended December 31
	2006	2005
Revenues:
Capitation revenue	97.89%	97.47%
Fee for service revenue	1.10%	1.69%
Management fees	0.76%	0.82%
Other operating revenue	0.25%	0.02%
Total revenues	100.00%	100.00%

Cost of revenues:
PCP capitation	16.87%	17.64%
Specialists capitation	15.6%	16.15%
Claims expense	40.11%	36.48%
Physician salaries	1.81%	2.06%
Other cost of revenues	0.81%	0.84%
Total cost of revenues	74.76%	73.17%

Gross margin	25.24%	26.83%

General and administrative expenses	23.19%	21.31%
Depreciation and amortization expense	1.13%	0.96%
Total non-medical expenses	24.32%	22.27%

Income from unconsolidated joint venture	0.76%	1.03%

Operating income	1.68%	5.59%

Other expense, net	0.07%	0.07%

Income before income taxes	1.61%	5.52%

Provision for income taxes	0.65%	2.22%

Minority interest	0.00%	0.00%

Net income	0.96%	3.30%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Capitation Revenue

Capitation revenue for the three months ended December 31, 2006 was $34,092,290 representing an increase of 4.5% over capitation revenue for the three months ended December 31, 2005, of $32,618,106

The increase is comprised of three main factors. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $1,700,000 in increased capitation revenue during the 2006 period as compared to the 2005 period. We estimate that enrollment declines reduced capitation revenue by approximately $3,000,000 during the 2006 period, as compared to the 2005 period. The November 2005 acquisition of Genesis HealthCare of Southern California (Genesis) increased capitation revenue by approximately $1,300,000 for the 2006 period as compared to the 2005 period. Additionally, we recorded approximately $1,200,000 in shared risk revenues in the 2006 quarter and minimal amounts in the 2005 period. Of the $1,200,000, $300,000 represents favorable changes in estimate from the prior year.

Fee for service revenue

Fee for service revenue for the three months ended December 31, 2006 was $382,880, representing a decrease of $160,456 (32.3%) from fee for service revenue for the three months ended December 31, 2005, of $565,750.

The decrease in fee for service revenue during the 2006 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

Management fee revenue for the three months ended December 31, 2006 was $264,067, representing a decrease of  4% over management fee revenue for the three months ended December 31, 2005, of $275,067.

The decrease in management fee revenue during the 2006 quarter was primarily the result of  an amendment to the Brotman Medical Center advisory contract which reduced our management involvment and the related fee.

Other revenue

Other revenue for the three months ended December 31, 2006 was $88,760 representing an increase of $82,924  from other revenue for the three months ended December 31, 2005, of $5,836.

Amounts represent incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives  are recorded when such amounts are known.

The increase in other revenue during the 2006 quarter was primarily the result of timing of the incentives received from our contracted Health Plans.

PCP Capitation Expense

Primary Care Physician (“PCP”) capitation expense for the three months ended December 31, 2006 was $5,876,598, representing a decrease of $27,712 (0.5%) from PCP capitation expense for the three months ended December 31, 2005, of $5,904,310.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $200,000 in increased PCP capitation expense during the 2006 period, as compared to the 2005 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased PCP capitation expense by approximately $300,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisition, reduced PCP capitation expense by approximately $500,000 during the 2006 period, as compared to the 2005 period.

Specialist Capitation Expense

Specialist capitation expense for the three months ended December 31, 2006 was $5,281,084 representing a decrease of $123,350 (2.3%) from specialist capitation expense for the three months ended December 31, 2005, of $5,404,434.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $130,000 in increased specialist capitation expense during the 2006 period, as compared to the 2005 period. We estimate that higher capitation rates on our core business, exclusive of the acquisition, increased specialist capitation expense by approximately $230,000 during the 2006 period as compared to the 2005 period. We estimate that enrollment declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $480,000 during the 2006 period, as compared to the 2005 period.

Claims Expense

Claims expense for the three months ended December 31, 2006 was $13,970,127, representing an increase of $1,763,480 (14.4%) over claims expense for the three months ended December 31, 2005, of $12,206,647.

We estimate that net membership growth from acquisitions contributed approximately $700,000 in increased claims expense during the 2006 period, as compared to the 2005 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $2,000,000 during the 2006 period as compared to the 2005 period. This estimated $2,000,000 increase includes approximately $900,000 related to prior periods. We estimate that enrollment declines related to our core business, exclusive of the acquisition, reduced claims expense by approximately $1,000,000 during the 2006 period, as compared to the 2005 period.

Physician Salaries Expense

Physician salaries expense for the three months ended December 31, 2006 was $628,452, representing a decrease of $62,573 (9.1%) from physician salaries expense for the three months ended December 31, 2005, of $691,025.

The decrease in physician salaries expense during the 2006 quarter was primarily the result of lower bonus accruals compared to the 2005 quarter. Physician salaries expense includes discretionary performance bonuses awarded annually to providers. These bonuses are generally recorded in the same periods we record pay-for-performance incentives, Medicare risk adjustment payments and shared risk incentives from the health plans, as a portion of these incentives form the basis of the discretionary awards to our providers.

Other Cost of Revenue

Other cost of revenues for the three months ended December 31, 2006 was $279,765, representing a decrease of $34 (0.0%) from other cost of revenue for the three months ended December 31, 2005, of $279,800.

The decrease in other cost of revenues during the 2006 quarter was primarily the result of a decrease in the level of certain pharmacy and injectibles costs offset by an increase in the cost of professional liability insurance.

Gross Margin

Medical care costs as a percentage of total revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased  by 1.6%, to 25.2% in the 2006 quarter, from 26.8% in the 2005 quarter.

The decrease in our gross margin percentage between the 2005 and 2006 periods was primarily the result of a $900,000 adverse claims development relating to the fiscal 2006 period and increasing claims cost per member per month.

General and Administrative Expenses

General and administrative expenses were $8,077,069 for the 2006 quarter, representing 23.2% of total revenues, as compared with $7,131,074 or 21.3% of total revenues, for the 2005 quarter.

The increase in general and administrative expenses during the 2006 quarter was primarily related to an increase in personnel and personnel related costs. This is due to the addition and upgrading of several key positions as well as staffing for management of the Genesis operation which was brought in house in October, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2006 increased to $391,819 from $322,017 for the same period of the prior year. The increase was primarily due to amortization of the identifiable intangible related to the acquision of Genesis.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended December 31, 2006 decreased to $263,942 from $346,162 for the same period of the prior year. The decrease resulted from a decrease in the MediCal related risk pools, offset by the fiscal year 2006 participation in the OneCare program effective January 1, 2006, whereby some of the Medicare beneficiaries joining CalOPTIMA’s OneCare program were assigned to AMVI/Prospect Medical Group.

Other Expense, Net

Other expense, net for the three months ended December 31, 2006 increased to $25,448 from $23,044 for the same period of the prior year. The increase in net interest expense during the 2006 period was primarily due to additional interest expense on the $4 million GMAC Residential Funding Corporation credit facility entered into on November 1, 2005 to finance the Genesis acquisition, partially offset by increased interest income earned in the 2006 period.

Provision for Income Taxes

Income tax expense decreased approximately 69.7%, or $518,831, to $225,352 for the 2006 quarter, from $744,183 in the 2005 quarter. The effective tax rate was comparable at 40.3% in the three months ended December 31, 2005 compared to 40.1% in the three months ended December 31, 2006.

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

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements, and maximize investment return. As of December 31, 2006 we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 90 days as of December 31, 2006, are included in current investments in the accompanying financial statements as they are restricted for payment of current liabilities.

Net cash used in operations was $467,637 for the three months ended December 31, 2006 and $1,008,241 for the three months ended December 31, 2005. The decrease in net cash used by operations for the three months ended December 31, 2006 when compared to the three months ended December 31, 2005 was due to the following factors:

•                  Decreased net income ($769,112 lower in  2006) due to the factors discussed above;

•                  Changes in risk pool and other receivables, a use of $526,881 in the three months ended December 31, 2006 compared to a source of $932,772 in the three months ended December 31, 2005. The 2005 period included greater collections on other receivables than the 2006 period, while the 2006 period saw an increase of $905,450 in the recorded risk pool receivable;

•                  Changes in medical claims liabilities, a source of $900,000 in the three months ended December 31, 2006 compared to a use of $267,989 in the three months ended December 31, 2005. The increased source in the 2006 period was primarily due to an increase in the estimated claims liability;

•                  Changes in accounts payable and other accrued liabilities,  a use of $1,594,598 in the three months ended December 31, 2006 compared to a use of $3,092,319 in the three months ended December 31, 2005. The lower use during the 2006 period is primarily the result of lower physician bonus payments in 2006.

Net cash used in investing activities was $303,434 for the three months ended December 31, 2006 and $6,624,608 for the three months ended December 31, 2005. The increased net cash used in investing activities during the 2005 period was due to the cash paid for acquisition, of $6,560,892, for the November 2005 Genesis acquisition. $4,000,000 of the purchase price was financed through borrowings. Investing activities also included purchases of fixed assets, a use of $237,861 in the three months ended December 31, 2006 compared to a use of $33,202 in the three months ended December 31, 2005.

Net cash used in financing activities was $2,466,429 for the three months ended December 31, 2006 and cash provided by financing activities was $4,102,310 for the three months ended December 31, 2005. The increase in net cash provided by financing activities was due to the following factors:

•                  Proceeds from the term loan, a source of $4,000,000 in the three months ended December 31, 2005, to finance the November 2005 Genesis acquisition, compared to $2,500,000 in  repayments on our line of credit, during the three months ended December 31, 2006;.

•                  $556,350 in proceeds from common stock issuances during the three months ended December 31, 2006, compared to $448,000 in the three months ended December 31, 2005, representing stock option exercise activity in the respective periods;.

At December 31, 2006, we had positive working capital of $481,630 as compared to negative working capital of $123,898 at September 30, 2006.

At December 31, 2006 and September 30, 2006, cash and cash equivalents were $13,385,906 and $16,623,407 respectively.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of December 31, 2006, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2007. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

We expect to refinance existing debt upon its maturity, January 31, 2008.

Contractual Obligations

In our annual report on Form 10-K filed on December 28, 2006, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of December 31, 2006 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of December 31, 2006 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$3,400,000
(2)%	$2,300,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,300,000)
3%	$(3,400,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(600,000)
(2)%	$(400,000)
(1)%	$(200,000)
1%	$200,000
2%	$400,000
3%	$600,000

Additionally, for each 1% (hypothetical) difference between our December 31, 2006 estimated claims liability (of $12,300,000) and the actual claims incurred run-out, net income for the three months ended December 31, 2006 would increase or decrease by approximately $74,000, or approximately $0.01 per diluted share.

The following table shows the components of the change in medical claims and benefits payable for the three months ended December 31, 2006:

2006
IBNR as of beginning of period	$11,400,000
Health care claim expenses incurred during the period:
Related to current period	13,057,127
Related to prior periods	913,000
Total incurred	13,970,127
Health care claims paid during the period:
Related to current period	(4,309,460)
Related to prior periods	(8,760,667)
Total paid	(13,070,127)

IBNR as of end of period	$12,300,000

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

As of December 31, 2006, we had cash and cash equivalents of $13,385,906. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in high yield money market funds. We also had $836,244 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Concentration of credit risk related to receivables is generally limited to amounts due from large HMO’s.

Our term loan with Residential Funding Corporation (RFC), with a balance of $8,800,000 at December 31, 2006, requires monthly principal payments of $233,333 and monthly interest payments at prime plus 2% per annum. The fair value of this debt instrument is affected by changes in market interest rates. As of December 31, 2006, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

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

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

February 14, 2007	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 14, 2007	/s/ MIKE HEATHER
Mike Heather Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)

3.5	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.6	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

4.1	Specimen Common Stock Certificate(1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.