Form 10-Q
period 2007-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2007-05-15
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐   No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 10, 2007 was 7,939,990.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,733,129	$16,623,407
Investments, primarily restricted certificates of deposit	635,690	836,244
Risk pool receivables	2,355,284	1,418,973
Other receivables, net of allowances of $269,000 and $509,000 at March 31, 2007 and September 30, 2006	1,715,692	1,916,883
Notes receivable, current portion	179,902	176,265
Prepaid expenses and other	717,481	645,466
Refundable income taxes	3,648,995	2,493,035
Deferred income taxes, net	336,963	657,678
Total current assets	22,323,136	24,767,951

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	979,741	984,934
Equipment	3,819,217	3,478,435
Furniture and fixtures	805,171	782,087
	5,644,749	5,286,076
Less accumulated depreciation and amortization	(4,289,649)	(3,999,863)
Property, improvements and equipment, net	1,355,100	1,286,213

Notes receivable, long term portion	395,148	413,577
Deposits	710,976	613,087
Goodwill	38,213,828	37,838,169
Other intangible assets, net	1,245,236	1,738,475
Total assets	$64,243,424	$66,657,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$13,165,000	$11,400,000
Accounts payable and other accrued liabilities	6,078,810	8,191,849
Current maturities of long-term debt and capital leases	8,100,000	5,300,000
Total current liabilities	27,343,810	24,891,849

Long-term debt, less current maturities	—	6,700,000
Deferred income taxes	1,240,112	1,145,573
Other long-term liabilities	231,368	34,712
Total liabilities	28,815,290	32,772,134
Minority interest	71,320	81,881

Shareholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 7,789,932 (including 40,197 shares held in treasury) and 7,186,977 shares issued and outstanding at March 31, 2007 and September 30, 2006	77,899	71,869
Additional paid-in capital	22,650,728	20,345,805
Retained earnings	12,628,187	13,385,783
Total shareholders’ equity	35,356,814	33,803,457
Total liabilities and shareholders’ equity	$64,243,424	$66,657,472

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Revenues	$33,326,986	$34,572,146	$68,154,983	$68,036,905
Cost of revenues	26,170,356	23,963,663	52,206,382	48,449,879

Gross margin	7,156,630	10,608,483	15,948,601	19,587,026

Non-medical expenses:
General and administrative	9,081,430	8,461,134	17,158,498	15,592,208
Depreciation and amortization	391,207	335,573	783,026	657,589
Total non-medical expenses	9,472,637	8,796,707	17,941,524	16,249,797

Operating income from unconsolidated joint venture	499,637	330,732	763,579	676,893

Operating (loss) income	(1,816,370)	2,142,508	(1,229,344)	4,014,122

Other (income) expense:
Investment income	(222,330)	(204,722)	(463,862)	(439,189)
Interest expense	234,598	288,229	501,579	545,740
Total other (income) expense, net	12,268	83,507	37,717	106,551

(Loss) income before income taxes	(1,828,638)	2,059,001	(1,267,061)	3,907,571
(Benefit) provision for income taxes	(736,690)	825,392	(511,338)	1,569,575

Net (loss) income before minority interest	(1,091,948)	1,233,609	(755,723)	2,337,996

Minority interest	(675)	4,386	1,872	5,984

Net (loss) income	$(1,091,273)	$1,229,223	$(757,595)	$2,332,012

Net (loss) income per common share:
Basic	$(0.14)	$0.18	$(0.10)	$0.34
Diluted	$(0.14)	$0.15	$(0.10)	$0.29
Weighted average shares outstanding:
Basic	7,695,393	6,887,286	7,481,804	6,792,907
Diluted	7,695,393	8,233,916	7,481,804	7,994,380

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2007	2006
Operating activities
Net (loss) income	$(757,595)	$2,332,012
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	783,026	657,589
Provision for bad debts	(9,016)	119,492
Gain on disposal of assets	—	151
Stock based compensation	355,200	—
Deferred income taxes, net	415,254	387,401
Changes in operating assets and liabilities:
Risk pool receivables	(936,311)	(392,733)
Other receivables	210,208	959,383
Prepaid expenses and other	(47,464)	(86,136)
Recoverable income taxes	(1,155,960)	(2,647,888)
Deposits and other assets	(122,440)	38,836
Accrued medical claims and other health care costs payable	1,765,000	(835,191)
Accounts payable and other accrued liabilities	(1,916,384)	(618,724)
Net cash used in operating activities	(1,416,482)	(85,808)

Investing activities
Purchases of property, improvements and equipment	(358,674)	(251,416)
Collections on note receivable	14,792	17,429
Cash paid for acquisitions, net of cash received	—	(6,560,892)
Decrease in restricted certificates of deposit	200,554	294,364
Capitalized expenses related to acquisitions	(375,659)	(35,188)
Other investing activities	(10,562)	5,984
Net cash used in investing activities	(529,549)	(6,529,719)

Financing activities
Borrowings from term loan	—	4,000,000
Borrowings on line of credit	—	2,000,000
Repayments on line of credit	(2,500,000)	—
Reduction of term loan	(1,400,000)	(1,266,667)
Proceeds from issuance of common stock	1,726,385	697,255
Tax benefit from options exercised	229,368	269,511
Net cash (used in) provided by financing activities	(1,944,247)	5,700,099

Net decrease in cash and cash equivalents	(3,890,278)	(915,428)

Cash and cash equivalents at beginning of period	16,623,407	16,949,304

Cash and cash equivalents at end of period	$12,733,129	$16,033,876

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$—	$2,756,000
Interest	$501,579	$513,367

Details of businesses acquired:
Fair value of assets acquired	$—	$9,457,160
Liabilities assumed or created	—	(1,457,160)
Less cash acquired	—	(1,439,108)
Net cash paid for acquisition	$—	$6,560,892

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Revenues are comprised of the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Capitation	$32,455,047	$33,653,872	$66,547,337	$66,271,978
Fee for service	516,999	558,015	899,879	1,123,765
Management fees	193,102	356,700	457,169	631,767
Other	161,838	3,559	250,598	9,395
Total revenues	$33,326,986	$34,572,146	$68,154,983	$68,036,905

Certain prior year amounts have been reclassified to conform to current period presentation.

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

Under the modified prospective method, compensation cost is recognized for all awards granted, modified or settled subsequent to the adoption date, or where the requisite service period has not been completed prior to the date of adoption. Compensation cost for awards granted prior to, but not vested as of the adoption date would be based on the same estimated grant-date fair value previously used for pro forma disclosure purposes under SFAS No. 123. Compensation costs for awards granted, modified, or settled after the adoption date are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards’ service period, in accordance with SFAS No. 123(R). The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. The adoption of SFAS No. 123R did not result in adjustments that are required to be reported as the cumulative effect of a change in accounting principle. Equity-based compensation, if any, is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow.

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

Option activity for the six months ended March 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Months)
Outstanding as of September 30, 2006	2,812,247	$4.15
Granted	120,000	5.81
Exercised	(495,917)	3.24
Forfeited	(46,932)	5.49
Outstanding as of March 31, 2007	2,389,398	$4.39	$1,949,136	28
Vested and exercisable as of March 31, 2007	2,389,398	$4.39	$1,949,136	28

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

During the six months ended March 31, 2007, the Company granted 120,000 fully vested options to its outside directors at $5.81 per share and recognized expense of $355,200 (included in general and administrative expenses) which represents the grant date fair value of these option awards.  During the six months ended March 31, 2006, the Company granted 500 fully vested options at exercise price of $6.75 per share to employees and recognized compensation expense of $1,745.  During the six months ended March 31, 2007, options for 495,917 common shares were exercised for cash and on a cashless basis for net proceeds of $940,223 and 46,932 options were forfeited. The aggregate intrinsic value of the options exercised was $1,292,000.  During the six months ended March 31, 2006, options for 282,466 common shares were exercised for net proceeds of $697,000 and 7,804 options were forfeited. The aggregate intrinsic value of the options exercised was approximately $748,914. The Company realized net tax benefits of $229,368 and $269,511 in the six months ended March 31, 2007 and 2006, respectively, from these exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital. At March 31, 2007, there are no unvested awards and no unrecognized stock-based compensation costs.

In January 2007, warrants for 484,545 common shares were exercised for cash and on a cashless basis for net proceeds of $786,162 and warrants for 14,564 common shares were forfeited.

The following table is a summary of options outstanding under all of the Company’s option plans as of March 31, 2007:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Terms (Months)	Weighted Average Exercise Price
$3.00	963,065	19	$3.00
$4.86 - $5.00	1,039,208	32	$4.98
$6.45-$7.15	387,125	40	$6.30
$3.00 - $7.15	2,389,398	28	$4.39

The fair value of the options granted during the three and six months ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Market price of the Company’s common stock on the date of grant	$5.81	$6.75	$5.81	$6.75
Weighted average expected life of the options	5 years	4 years	5 years	4 years
Risk-free interest rate	4.75%	4.35%	4.75%	4.35%
Volatility	53%	63%	53%	63%
Dividend Yield	0%	0%	0%	0%

4. Earnings Per Share

The denominators for the computation of basic and diluted earnings (loss) per share are calculated as follows:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Basic (loss) earnings per common share:
Numerator – net (loss) income	$(1,091,273)	$1,229,223	$(757,595)	$2,332,012

Denominator – weighted average number of common shares outstanding	7,695,393	6,887,286	7,481,804	6,792,907

Basic (loss) earnings per common share	$(0.14)	$0.18	$(0.10)	$0.34

Diluted (loss) earnings per common share:
Numerator – net (loss) income	$(1,091,273)	$1,229,223	$(757,595)	$2,332,012

Denominator:
Weighted average number of common shares outstanding	7,695,393	6,887,286	7,481,804	6,792,907
Diluted stock options, and warrants	—	1,346,630	—	1,201,473
	7,695,393	8,233,916	7,481,804	7,994,380

Diluted (loss) earnings per common share	$(0.14)	$0.15	$(0.10)	$0.29

5. Related Party Transactions

We have an employment agreement with our Chief Executive Officer, Jacob Y. Terner that runs through August 1, 2008. The agreement provides that if we terminate Dr. Terner’s employment without cause, we will be required to pay him $12,500 for each month of past service as our Chief Executive Officer, commencing as of July 31, 1996. The Company’s maximum contingent obligation under this termination provision was frozen at $1,237,500.

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

6. Long Term Debt

Long-term debt at March 31, 2007 and September 30, 2006, respectively, consists of the following:

	March 31,	September 30,
	2007	2006
Term loan	$8,100,000	$9,500,000
Revolving credit facility, interest at prime rate plus applicable margin	—	2,500,000
	$8,100,000	$12,000,000
Less current maturities	(8,100,000)	(5,300,000)
	$—	$6,700,000

On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan.

On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off its existing term loan and revolving credit facility with another lender. The Company borrows from the revolving credit facility, and repays the amounts, from time to time. No amounts are outstanding under the revolving credit facility at March 31, 2007.

The RFC revolving credit facility commitment was initially for three years, with interest at prime plus 0.5% per annum (8.75% at March 31, 2007 and September 30, 2006) and an unused line fee of 0.25% per annum. In September 2006, RFC extended the maturity and expiration date of the term loan and revolving credit facility to January 31, 2008. The Company may borrow, make repayments, and re-borrow under the revolving credit facility until January 31, 2008. The RFC term loan is amortized over a five-year period with principal payments of $166,667 per month (excluding the $4,000,000 term loan discussed below), plus interest payable monthly on the outstanding balance at prime plus 2.0% per annum (10.25% at March 31, 2007 and September 30, 2006). The remaining balance of the term loan is due and payable in full on January 31, 2008. The Company is subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company is also restricted, without consent, from using the net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with additional term loan debt financing of $4,000,000, on terms identical to our existing term loan. This additional term loan was initially due on September 30, 2007 and requires monthly principal payments of $66,667 until that time.

At September 30, 2006, the Company reported a fixed charge coverage ratio of 1.12 compared to the minimum required ratio of 1.25.  In December 2006, the Company and RFC amended the credit agreement effective September 30, 2006 to reduce the ratio to 1.00 for the test periods September 30, 2006 through December 31, 2006, after which the minimum ratio would return to 1.25.

At March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio (0.95, versus 1.25 required minimum) and debt to EBITDA ratio (1.62 versus 1.50 required maximum).  RFC and the Company are in the process of negotiating waivers for these past covenant violations and revised covenants for future periods.  Because the Company cannot predict future compliance with all terms of the RFC loan through March 31, 2008 and the loan is currently due on January 31, 2008, the entire loan balance has been classified as current in the accompanying financial statements.

The Company believes that it will have sufficient cash resources available to repay the loan when it is due on January 31, 2008.

7. Acquisition

On November 1, 2005 Prospect Medical Group, Inc., acquired the outstanding common stock of Genesis HealthCare of Southern California for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company’s existing cash and a

$4,000,000 term loan from RFC.  Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition:

Genesis
Current assets	$1,520,539
Goodwill	6,526,256
Identifiable intangibles	1,378,800
Other assets acquired	31,565
Total assets	9,457,160
Current liabilities	1,457,160
Long-term liabilities	—
Total liabilities assumed	1,457,160
Net assets acquired	$8,000,000

Intangibles include tradename of $194,800, a covenant not-to-compete of $199,200 and $984,800 for customer relations, which are being amortized on a straightline basis over 18 months to four years. The Company made a Section 338 election, and expects $7,905,056 of total goodwill and intangibles to be deductible for tax purposes.

Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payment amounts will be paid to or received from the seller.  As of March 31, 2007 we recorded a liability to the seller approximately $120,000 relates to this item.

The agreement also guaranteed certain minimum risk pool collections for the 2005 calendar year, which were met. The seller also provides customary indemnification of up to $1.5 million for eligible non-medical and non-tax claims submitted within a two year period. The indemnification amount is reduced ratably over 24 months. In conjunction with the acquisition, we have entered into an employment agreement with the sole selling shareholder of Genesis and 2 of its employees.

The following pro forma information for the six months ended March 31, 2006 gives effect to the Genesis acquisition as if it had occurred on October 1, 2005. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

Six months ended March 31, 2006
Net revenue	$68,926,358
Net income	$2,368,981
Basic earnings per share	$0.35
Diluted earnings per share	$0.30

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates. Principal areas requiring the use of estimates include medical claims and accruals, settlements under risk/savings sharing programs, medical receivables, determination of allowances for uncollectible accounts, impairment of long-lived and intangible assets, professional and general liability claims, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

During the six months ended March 31, 2007 and 2006, we recorded approximately $336,000 and $829,000, respectively, in reduced claims expense related to favorable development of fiscal 2006 and 2005 claims.

During the six months ended March 31, 2007, we recorded approximately $190,000 in reduced hospital risk pool revenue as a result of lowered receivables estimates for fiscal 2006 risk/savings sharing programs.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Continued operating losses, or reductions in our ability to borrow under our RFC credit agreement, results in our having insufficient cash to support future operations.

•	Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

•	Our historical working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

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

The thirteen affiliated physician organizations provide medical services to a combined total of approximately 168,800 HMO enrollees at March 31, 2007, including approximately 7,300 AMVI Prospect Health Network and AmviCare enrollees that we manage for the economic benefit of our partner in this joint venture, and for which we earn management fee income.

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

Operating revenue consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue and net income. Capitation revenue is also subject to risk adjustments. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as “Risk Adjustment.” Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to MediCal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA’s OneCare HMO, as well as management services provided to Brotman Medical Center, an equity investee in which we hold a 38% interest. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also MediCal eligible. Management fee revenue is earned in the month the services are delivered. Other revenues include incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond the Company’s control, and may vary significantly from year to year.

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

Revenues are comprised of the following amounts:

	Three months ended March 31,		% Increase	Six months ended March 31,		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Capitation	$32,455,047	$33,653,872	(4)%	$66,547,337	$66,271,978	0%
Fee for service	516,999	558,015	(7)%	899,879	1,123,765	(20)%
Management fees	193,102	356,700	(46)%	457,169	631,767	(28)%
Other	161,838	3,559	4447%	250,598	9,395	2567%

Total	$33,326,986	$34,572,146	(4)%	$68,154,983	$68,036,905	0%

We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category.

Member Category	As of March 31, 2007	As of March 31, 2006	% Increase (Decrease)
Commercial - owned	136,800	147,200	(7)%
Commercial - managed	1,300	1,300	0%
Senior - owned	13,700	15,100	(9)%
Senior - managed	100	300	(67)%
MediCal - owned	11,000	9,100	21%
MediCal - managed	5,900	5,800	2%

Total	168,800	178,800	(6)%

The following table details total paid member months, by member category, for the three-month and six-month periods ended March 31, 2007 and 2006:

	Three months ended March 31,		% Increase	Six months ended March 31,		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Commercial - owned	415,800	445,700	(7)%	835,300	901,400	(7)%
Commercial - managed	3,900	3,900	0%	7,800	7,900	(1)%
Senior - owned	41,800	48,700	(14)%	83,800	87,600	(4)%
Senior - managed	400	1,500	(73)%	1,000	1,700	(41)%
MediCal - owned	28,100	21,900	28%	58,900	39,800	48%
MediCal - managed	17,500	17,600	(1)%	34,800	35,500	(2)%

	507,500	539,300	(6)%	1,021,600	1,073,900	(5)%

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

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on how much we receive from pay-for-performance awards, shared risk revenues and favorable senior capitation risk adjustment payments. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, the Company also records the discretionary physician bonuses in the same period. Since incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three month and six month periods ended March 31, 2007 and 2006

	Three months ended March 31,		% Increase	Six months ended March 31,		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Capitation	$32,455,047	$33,653,872	(3.6)%	$66,547,337	$66,271,978	0.4%
Fee for service	516,999	558,015	(7.4)%	899,879	1,123,765	(19.9)%
Management fees	193,102	356,700	(45.9)%	457,169	631,767	(27.6)%
Other revenues	161,838	3,559	4447.3%	250,598	9,395	2567.4%

Total revenues	33,326,986	34,572,146	(3.6)%	68,154,983	68,036,905	0.2%

Cost of revenues:
PCP capitation	6,018,320	5,864,165	2.6%	11,894,919	11,768,475	1.1%
Specialist capitation	4,820,145	5,274,763	(8.6)%	10,101,228	10,679,197	(5.4)%
Claims expense	14,411,274	11,939,058	20.7%	28,381,401	24,145,705	17.5%
Physician salaries	741,854	617,238	20.2%	1,370,306	1,308,263	4.7%
Other cost of revenues	178,763	268,439	(33.4)%	458,528	548,239	(16.4)%

Total cost of revenues	26,170,356	23,963,663	9.2%	52,206,382	48,449,879	7.8%

Gross margin	7,156,630	10,608,483	(32.5)%	15,948,601	19,587,026	(18.6)%

General and administrative expenses	9,081,430	8,461,134	7.3%	17,158,498	15,592,208	10.0%
Depreciation and amortization expense	391,207	335,573	16.6%	783,026	657,589	19.1%
Total non-medical expenses	9,472,637	8,796,707	7.7%	17,941,524	16,249,797	10.4%

Income from unconsolidated joint venture	499,637	330,732	51.1%	763,579	676,893	12.8%
Operating (loss) income	(1,816,370)	2,142,508	(184.8)%	(1,229,344)	4,014,122	(130.6)%
Other expense, net	12,268	83,507	(85.3)%	37,717	106,551	(64.6)%
(Loss) income before income taxes	(1,828,638)	2,059,001	(188.8)%	(1,267,061)	3,907,571	(132.4)%
(Benefit) provision for income taxes	(736,690)	825,392	(189.3)%	(511,338)	1,569,575	(132.6)%
Minority interest	(675)	4,386	(115.4)%	1,872	5,984	(68.7)%
Net (loss) income	$(1,091,273)	$1,229,223	(188.8)%	$(757,595)	$2,332,012	(132.5)%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Six months Ended March 31,
	2007	2006	2007	2006
Revenues:
Capitation revenue	97.3%	97.3%	97.6%	97.4%
Fee for service revenue	1.6%	1.6%	1.3%	1.7%
Management fees	0.6%	1.0%	0.7%	0.9%
Other revenues	0.5%	0.1%	0.4%	0.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
PCP capitation	18.1%	16.9%	17.3%	17.3%
Specialists capitation	14.5%	15.3%	14.8%	15.7%
Claims expense	43.2%	34.5%	41.6%	35.5%
Physician salaries	2.2%	1.8%	2.1%	1.9%
Other cost of revenues	0.5%	0.8%	0.8%	0.8%
Total cost of revenues	78.5%	69.3%	76.6%	71.2%

Gross margin	21.5%	30.7%	23.4%	28.8%

General and administrative expenses	27.2%	24.5%	25.2%	22.9%
Depreciation and amortization expense	1.2%	1.0%	1.1%	1.0%
Total non-medical expenses	28.4%	25.5%	26.3%	23.9%

Income from unconsolidated joint venture	1.5%	1.0)%	1.1%	1.0%

Operating (loss) income	(5.4)%	6.2%	(1.8)%	5.9%

Other expense, net	(0.1)%	0.2%	0.1%	0.2%

(Loss) income before income taxes	(5.5)%	6.0%	(1.9)%	5.7%

(Benefit) provision for income taxes	(2.2)%	2.4%	(0.8)%	2.3%

Minority interest	0.0%	0.0%	0.0%	0.0%

Net (loss) income	(3.3)%	3.6%	(1.1)%	3.4%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Capitation Revenue

Capitation revenue for the three months ended March 31, 2007 was $32,455,047, representing a decrease of $1,198,825 ( 3.6%) from capitation revenue for the three months ended March 31, 2006, of $33,653,872.

Effective January 1, 2007, the MediCal and Health Family enrollees under the CalOptima contract were reassigned from the AVMI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, which were previously included in income from unconsolidated joint venture, are reported as capitation revenue and medical costs, respectively, beginning in the second quarter of fiscal 2007. This change in reporting accounted for $1,192,566 of the increase in capitation revenue in the 2007 quarter as compared to the prior period. Excluding this reporting change, capitation revenue decreased $2,391,391 or 7.1% compared to the 2006 period.

The decrease is comprised of two main factors. We estimate that higher capitation rates on our core business contributed approximately $170,000 in increased capitation revenue during the 2007 period as compared to the 2006 period. We estimate that enrollment declines related to our core business reduced capitation revenue by approximately $950,000 during the 2007 period, as compared to the 2006 period.  We estimate that lower hospital risk pool revenue, primarily the result of the sale of certain of our key hospital partners in the 2007 period, contributed approximately $420,000 in decreased capitation revenue.

Fee for service revenue

Fee for service revenue for the three months ended March 31, 2007 was $516,999 representing a decrease of $41,016 (7.4%) from fee for service revenue for the three months ended March 31, 2006, of $558,015.

The decrease in fee for service revenue during the 2007 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

Management fee revenue for the three months ended March 31, 2007 was $193,102, representing a decrease of $163,598 (45.9%) from management fee revenue for the three months ended March 31, 2006, of $356,700.

The decrease in management fee revenue during the 2007 period was primarily the result of the termination of a portion of our joint venture management contract related to CalOptima MediCal and Healthy Family enrollees and a decrease in the management fee with Brotman Medical.

Other revenue

Other revenue for the three months ended March 31, 2007 was $161,838, representing an increase of $158,279 (4,447%) over other revenue for the three months ended March 31, 2006, of $3,559.

The increase in other revenue during the 2007 period was primarily the result of timing of pay for performance incentives from one of our contracted Health Plans.

PCP Capitation Expense

Primary care physician (PCP) capitation expense for the three months ended March 31, 2007 was $6,018,320, representing an increase of $154,155 (2.6%) over PCP capitation expense for the three months ended March 31, 2006, of $5,864,165.

We estimate that higher capitation rates increased PCP capitation expense by approximately $270,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced PCP capitation expense by approximately $110,000 during the 2007 period, as compared to the 2006 period.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended March 31, 2007 was $4,820,145, representing a decrease of $454,618 (8.6%) from specialist capitation expense for the three months ended March 31, 2006, of $5,274,763.

We estimate that higher capitation rates, combined with some specialties moving to fee for service, reduced specialist capitation expense by approximately $350,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced specialist capitation expense by approximately $100,000 during the 2007 period, as compared to the 2006 period.

Claims Expense

Claims expense for the three months ended March 31, 2007 was $14,411,274, representing an increase of $2,472,216 (20.7%) over claims expense for the three months ended March 31, 2006, of $11,939,058.

We estimate that higher claims per member rates, including the result of moving some specialties from capitation to fee for service, increased claims expense by approximately $2,400,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced claims expense by approximately $240,000 during the 2007 period, as compared to the 2006 period.

Physician Salaries Expense

Physician salaries expense for the three months ended March 31, 2007 was $741,854, representing an increase of $124,616 (20.2%) over physician salaries expense for the three months ended March 31, 2006, of $617,238.

The increase in physician salaries expense during the 2007 period was primarily the result of higher bonus accruals than in the 2006 period.

Other Cost of Revenue

Other cost of revenue for the three months ended March 31, 2007 was $178,763, representing a decrease of $89,676 (33.4%) from other cost of revenue for the three months ended March 31, 2006, of $268,439.

The decrease in other cost of revenue during the 2007 period was primarily the result of a decrease in the level of certain pharmacy and injectibles being paid as contracted.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased 9.2%, to 21.5% for the three months ended March 31, 2007, from 30.7% for the three months ended March 31, 2006.

The decrease in our gross margin percentage between the 2006 and 2007 periods was primarily the result of the increase in claims expense and PCP capitation expense as a percent of revenue by 7.9% compared to the same period in 2006.  This was offset by a decrease in specialist capitation expense.

General and Administrative Expenses

General and administrative expenses were $9,081,430 for the 2007 period, representing 27.2% of total revenues, as compared with $8,461,134, or 24.5% of total revenues, for the 2006 period.

The increase in general and administrative expenses during the 2007 period was primarily the result of increased personnel and personnel related costs and outside services.  This is due to the addition and upgrading of several key positions, staffing for Medicare Risk Score initiatives and hospital cost control initiatives, and higher levels of transaction and legal expenses in the current period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 increased to $391,207 from $335,573 for the same period of the prior year. The increase of $55,634 was primarily due to the amortization of identifiable intangible assets related to the Genesis acquisition, as well as additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended March 31, 2007 increased to $499,637 from $330,732 for the same period of the prior year.  The increase is due to the participation in the OneCare program effective January 1, 2006, whereby some of the Medicare beneficiaries joining Cal OPTIMA’s One Care program were assigned to AMVI/Prospect.  Effective January 1, 2007, OneCare removed certain minimum healthcare spending requirements, improving the profitability of the program.  Also, on January 1, 2007, the MediCal and Healthy Families members that we have with CalOptima were reassigned directly to Prospect Medical Group instead of the joint venture, leaving only the One Care program in AMVI/Prospect. Revenues and service costs related to the reassigned members are included in capitation revenue and medical costs beginning January 1, 2007, rather than as income from the joint venture.

Other expense net

Other expense, net for the three months ended March 31, 2007 decreased to a net expense of $12,268 from $83,507 for the same period of the prior year. The decrease in net interest expense during the 2007 period was primarily due to increased investment income, and lower interest expense as the senior debt is paid down.

Provision for Income Taxes

We reported income tax expense of $825,392 in the 2006 period compared to a benefit of $ 736,690 in the 2007 period. The effective tax rate is 40% for both the 2007 and 2006 periods.

Six months Ended March 31, 2007 Compared to Six months Ended March 31, 2006

Capitation Revenue

Capitation revenue for the six months ended March 31, 2007 was $66,547,337, representing an increase of $275,359 (0.4%) from capitation revenue for the six months ended March 31, 2006, of $66,271,978.

Effective January 1, 2007, the MediCal and Health Family enrollees under the CalOptima contract were reassigned from the AVMI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, which were previously included in income from unconsolidated joint venture, are reported as capitation revenue and medical costs, respectively, beginning in the second quarter of fiscal 2007. This change in reporting accounted for $1,192,566 of the increase in capitation revenue in the 2007 quarter as compared to the prior year period. Excluding this reporting change, capitation revenue decreased $917,206 or 1.4% compared to the 2006 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $1,900,000 in increased capitation revenue during the 2007 period as compared to the 2006 period. We estimate that enrollment declines related to our core business reduced capitation revenue by approximately $3,000,000 during the 2007 period, as compared to the 2006 period. The November 2005 acquisition of Genesis HealthCare of Southern California (Genesis) increased capitation revenue approximately $1,000,000 in the 2007 period as compared to the 2006 period.

Fee for service revenue

Fee for service revenue for the six months ended March 31, 2007 was $899,879 representing a decrease of $223,886 (19.9%) from fee for service revenue for the six months ended March 31, 2006, of $1,123,765.

The decrease in fee for service revenue during the 2007 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

Management fee revenue for the six months ended March 31, 2007 was $457,169, representing a decrease of $174,598 (27.6%) from management fee revenue for the six months ended March 31, 2006, of $631,767.

The decrease in management fee revenue during the 2007 period was primarily the result of the termination of a portion of our joint venture management contract related to the CalOptima MediCal and Healthy Family members and a decrease in the management fee with Brotman Medical.

Other revenue

Other revenue for the six months ended March 31, 2007 was $250,598, representing an increase of $241,203 (2567.4%) over other revenue for the six months ended March 31, 2006, of $9,395.

The increase in other revenue during the 2007 period was primarily the result of timing of pay for performance and other incentives from our contracted Health Plans.

PCP Capitation Expense

Primary care physician (PCP) capitation expense for the six months ended March 31, 2007 was $11,894,919, representing an increase of $126,444 (1.1%) over PCP capitation expense for the six months ended March 31, 2006, of $11,768,475.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $220,000 in increased PCP capitation expense during the 2007 period, as compared to the 2006 period.  We estimate that higher capitation rates increased PCP capitation expense by approximately $510,000 during the 2007 period, as compared to the 2006 period. We estimate that enrollment declines reduced PCP capitation expense by approximately $610,000 during the 2007 period, as compared to the 2006 period.

Specialist Capitation Expense

Specialist capitation expense for the six months ended March 31, 2007 was $10,101,228, representing a decrease of $577,969 (5.4%) from specialist capitation expense for the six months ended March 31, 2006, of $10,679,197.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $120,000 in increased specialist capitation expense during the 2007 period, as compared to the 2006 period.

We estimate that enrollment declines reduced specialist capitation expense by approximately $550,000 during the 2007 period, as compared to the 2006 period.  We estimate that the combined impact of higher capitation rates, plus an increase in specialty costs being paid for on a fee-for-service basis lowered specialist capitation expense by approximately $140,000 during the 2007 period, as compared to the 2006 period.

Claims Expense

Claims expense for the six months ended March 31, 2007 was $28,381,401, representing an increase of $4,235,696 (17.5%) over claims expense for the six months ended March 31, 2006, of $24,145,705.

We estimate that net membership growth from the November 1, 2005 acquisition of Genesis contributed approximately $310,000 in increased claims expense during the 2007 period, as compared to the 2006 period. We estimate that higher claims per member rates, in part the result of moving some specialties from capitation to fee for service, increased claims expense by approximately $5,100,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced claims expense by approximately $1,250,000 during the 2007 period, as compared to the 2006 period

Physician Salaries Expense

Physician salaries expense for the six months ended March 31, 2007 was $1,370,306, representing an increase of $62,043 (4.7%) over physician salaries expense for the six months ended March 31, 2006, of $1,308,263.

The increase in physician salaries expense during the 2007 period was primarily the result of higher bonus accruals than in the 2006 period.

Other Cost of Revenue

Other cost of revenue for the six months ended March 31, 2007 was $458,528, representing decrease of $89,711 (16.4%) over other cost of revenue for the six months ended March 31, 2007, of $548,239.

The decrease in other cost of revenue during the 2007 period was primarily the result of decrease in the level of certain pharmacy and injectibles being paid as contracted.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin decreased 5.4%, to 23.4% for the six months ended March 31, 2007, from 28.8% for the six months ended March 31, 2006.

The decrease in our gross margin percentage between the 2006 and 2007 periods was primarily the result of the increase in claims expense, partially offset by the decrease in specialist capitation as a percent of revenue as compared to the same period in 2006.

General and Administrative Expenses

General and administrative expenses were $17,158,498 for the 2007 period, representing 25.2% of total revenues, as compared with $15,592,208, or 22.9% of total revenues, for the 2006 period.

The increase in general and administrative expenses during the 2007 period was primarily the result of increase personnel and personnel related costs and outside services.  This is due to the addition and upgrading of several key positions, staffing for Medicare Risk Score initiatives and hospital cost control initiatives, staffing for management of the Genesis operation which was brought in house in October, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2007 increased to $783,026 from $657,589 for the same period of the prior year. The increase of $125,437 was primarily due to the amortization of identifiable intangible assets related to the Genesis acquisition, as well as additional depreciation expense for increased capital expenditures.

Income From Unconsolidated Joint Venture

The income from unconsolidated joint venture for the six months ended March 31, 2007 increased to $763,579 from $676,893 for the same period of the prior year.  The increase is due to the participation in the OneCare program effective January 1, 2006, whereby some of the Medicare beneficiaries joining Cal OPTIMA’s One Care program were assigned to AMVI/Prospect.  Effective January 1, 2007, OneCare removed certain minimum healthcare spending requirements improving the profitability of the program.  Also, on January 1, 2007, the medical and healthy families members that we have with CalOptima were reassigned directly to Prospect Medical Group instead of the joint venture, leaving only the OneCare program in AMVI/Prospect. Revenues and service costs related to the reassigned members are included in capitation revenues and medical costs beginning in the second quarter of 2007 rather than as income from the joint venture.

Other expense net

Other expense, net for the six months ended March 31, 2007 decreased to a net expense of $37,717 from $106,551 for the same period of the prior year. The decrease in net other expense during the 2006 period was primarily due to increased investment income and lower interest expense as the savior debt is paid down

Provision for Income Taxes

We reported income tax expense of $ 1,569,575 in the 2006 period to a benefit of $ 511,338 in the 2007 period. The effective tax rate is 40% for the 2007 and 2006 periods.

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

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements, and maximize investment return. As of March 31, 2007 we invested a substantial portion of our cash in a portfolio that included Federal Home Loan bonds with an average maturity of approximately 60 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 90 days as of March 31, 2007, are included in current investments in the accompanying financial statements as they are restricted for payment of current liabilities.

Net cash used by operations was $1,416,482 for the six months ended March 31, 2007 and $(85,808) for the six months ended March 31, 2006.  The increase in net cash used by operations for the six months ended March 31, 2007 when compared to the six months ended March 31, 2007 was due to the following factors:

•              decreased net income of $3,089,607;

•              changes in risk pool receivables, a use of $936,311 in the six months ended March 31, 2007 compared to a use of $392,733 in the six months ended March 31, 2006; primarily as a result of the timing of risk pool collections and Genesis risk pool receivables in the 2007 period;

•              changes in other accounts receivable balances, a source of $210,208 in the six months ended March 31, 2007 compared to a source of $959,383 in the six months ended March 31, 2006;

•              changes in prepaid expenses and other, a use of $47,464 in the six months ended March 31, 2007 compared to a use of $86,136 in the six months ended March 31, 2006;

•              changes in deposits, a use of $122,440 in the six months ended March 31, 2007 compared to a source of $38,836 in the six months ended March 31, 2006;

•              changes in refundable income tax, a use of $1,155,960 for the six months ended March 31, 2007 compared to a use of $2,647,888 for the six months ended March 31, 2006 with the 2006 use being primarily due to receivables generated through estimated tax overpayment and deductions from stock option exercises while the 2007 receivables was generated primarily through current period tax losses;

•              changes in medical claims liabilities, a source of $1,765,000 in the six months ended March 31, 2007 compared to a use of $835,191 in the six months ended March 31, 2006 primarily the result of higher claims expense trends in the current period which are reflected in the medical claims liability;

•              changes in accounts payable and other accrued liabilities, a use of $1,916,384 in the six months ended March 31, 2007 compared to a use of $618,724 in the six months ended March 31, 2006 primarily as a result of physician bonus payments during the 2007 period.

Net cash used in investing activities was $529,549 for the six months ended March 31, 2007 and $6,529,719 for the six months ended March 31, 2006. The 2006 period included $6,596,080 in cash paid for the November 2005 Genesis acquisition. $4,000,000 of the purchase price was financed through borrowings. Investing activities also included purchases of fixed assets, a use of $358,674 in the six months ended March 31, 2007 compared to a use of $251,416 in the six months ended March 31, 2006. Investing activities also included capitalized expenses related to potential and actual acquisitions, a use of $375,659 in the six months ended March 31, 2007 compared to $35,188 in the six months ended March 31, 2006.

Net cash used by financing activities was $1,944,247 for the six months ended March 31, 2007 and cash provided by financing activities was $5,700,099 for the six months ended March 31, 2006. The decrease in net cash provided by financing activities was due to the following factors:

•              proceeds from term loans and borrowings on the line of credit, a source of $6,000,000 in the six months ended March 31, 2006 of which $4,000,000 was to finance the November 2005 Genesis acquisition, compared to none in the six months ended March 31, 2007;

•              $3,900,000 in repayments of line of credit and term loans, during the six months ended March 31, 2007, compared to $1,266,667 in the six months ended March 31, 2006;

•              $1,726,385 in proceeds from common stock issuances related to stock option and warrant exercises during the six months ended March 31, 2007, compared to $697,255 in the six months ended March 31, 2006;

•              tax benefit from options exercised, a source of $229,368 in the six months ended March 31, 2007 compared to $269,511 in the six months ended March 31, 2006.

At March 31, 2007, we had negative working capital of $5,020,674 as compared to negative working capital of $123,898 at September 30, 2006. At March 31, 2007 and September 30, 2006, cash and cash equivalents were $12,733,129 and $16,623,407, respectively.

The reduction in working capital in 2007 is primarily due to the classification of the term loans, which are due on January 31, 2008, as current liabilities at March 31, 2007. We are in discussion with lenders to refinance the term loans and line of credit facility prior to their scheduled maturity.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of March 31, 2007, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2007. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, debt service, and capital expenditures for at least the next 12 months.

Contractual Obligations

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of March 31, 2007 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of March 31, 2007 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(2)%	$2,300,000
(1)%	$1,100,000
1%	$(1,100,000)
2%	$(2,300,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(5)%	$(1,100,000)
(4)%	$(900,000)
(3)%	$(700,000)
(2)%	$(400,000)
(1)%	$(200,000)
1%	$200,000
2%	$400,000
3%	$700,000
4%	$900,000
5%	$1,100,000

Additionally, for each 1% difference between our March 31, 2007 estimated claims liability (of $13,165,000) and the actual claims incurred run-out, pre-tax loss for the three months ended March 31, 2007 would increase or decrease by approximately $132,000.

The following table shows the components of the change in medical claims and benefits payable for the six months ended March 31, 2007 and 2006:

	Six Months Ended March 31,
	2007	2006
IBNR as of beginning of period	$11,400,000	11,532,328
Health care claims expense incurred during the period
Related to Current year	28,717,324	24,974,938
Related to Prior years	(335,923)	(829,233)
Total incurred	28,381,401	24,145,705
Health care claims paid during the period
Related to Current year	(16,639,645)	(14,571,178)
Related to Prior years	(9,976,756)	(10,409,718)
Total paid	(26,616,401)	(24,980,896)
IBNR acquired during the period	—	997,863
IBNR as of end of period	$13,165,000	11,695,000

Bracketed amounts reported in the table above for the incurred related to prior periods result from claims being ultimately settled for amounts less than originally estimated (a favorable development).  A positive amount reported for incurred related to prior periods would result from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development).

Through March 31, 2007, the $335,923 changes in estimate related to IBNR as of September 30, 2006 represented approximately 3% of the IBNR balance as of September 30, 2006, and approximately 1% of claims expense for the year then ended. Through March 31, 2006, the $829,233 changes in estimate related to IBNR as of September 30, 2005 represented approximately 7.2% of the IBNR balance as of September 30, 2005, and approximately 2% of claims expense for the year then ended.

Past fluctuations in the IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Quarterly IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at each quarter end.

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

As of March 31, 2007, we had cash and cash equivalents of $12,733,129. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in high yield money market funds. We also had $635,690 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Concentration of credit risk related to receivables is generally limited to amounts due from large HMO’s.

Our term loan with Residential Funding Corporation (RFC), with a balance of $8,100,000 at March 31, 2007, requires monthly principal payments of $233,333 and monthly interest payments at prime plus 2% per annum. The fair value of this debt instrument is affected by changes in market interest rates. As of March 31, 2007, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

At March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio (0.95, versus 1.25 required minimum) and debt to EBITDA ratio (1.62 versus 1.50 required maximum) Residential Funding Corporation (RFC) and the Company are in the process of negotiating waivers for these past covenant violations and revised covenants for future periods. Because the Company cannot predict compliance with all terms of the RFC loan through March 31, 2008 and the loan is currently due on January 31, 2008, the entire loan balance has been classified as current in the accompanying financial statements.

The Company believes that it will have sufficient cash resources available to repay the loan when it is due on January 31, 2008.

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

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

May 15, 2007	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 15, 2007	/s/ MIKE HEATHER
Mike Heather Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)

3.5	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.6	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

4.1	Specimen Common Stock Certificate(1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.