Form 10-Q
period 2007-06-30
PROSPECT MEDICAL HOLDINGS INC
filed 2007-08-20
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐   No  ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of August 15, 2007 was 11,370,234.

PROSPECT MEDICAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,924,337	$16,623,407
Investments, primarily restricted certificates of deposit	1,092,971	836,244
Risk pool receivables	1,770,159	1,418,973
Other receivables, net of allowances of $600,000 and $509,000 at June 30, 2007 and September 30, 2006	6,052,257	1,916,883
Notes receivable, current portion	62,063	176,265
Prepaid expenses and other	955,537	645,466
Refundable income taxes	3,030,455	2,493,035
Deferred income taxes, net	345,478	657,678
Total current assets	30,233,257	24,767,951

Property, improvements and equipment:
Land	40,620	40,620
Leasehold improvements	1,111,035	984,934
Equipment	4,205,223	3,478,435
Furniture and fixtures	998,482	782,087
	6,355,360	5,286,076
Less accumulated depreciation and amortization	(4,440,767)	(3,999,863)
Property, improvements and equipment, net	1,914,593	1,286,213

Notes receivable, long term portion	503,595	413,577
Deposits and other assets	961,846	613,087
Goodwill	75,768,401	37,838,169
Other intangible assets, net	13,770,874	1,738,475
Total assets	$123,152,566	$66,657,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$20,628,526	$11,400,000
Accounts payable and other accrued liabilities	5,737,399	8,191,849
Current maturities of long-term debt	6,125,000	5,300,000
Total current liabilities	32,490,925	24,891,849

Long-term debt, less current maturities	41,375,000	6,700,000
Deferred income taxes	5,616,707	1,145,573
Other long-term liabilities	231,368	34,712
Total liabilities	79,714,000	32,772,134
Minority interest	76,529	81,881

Shareholders’ equity:

Common stock, $0.01 par value; 40,000,000 shares authorized; 9,483,229 (including 40,197 shares held in treasury) and 7,186,977 shares issued and outstanding at June 30, 2007 and September 30, 2006	94,832	71,869
Additional paid-in capital	30,105,048	20,345,805
Retained earnings	13,162,157	13,385,783
Total shareholders’ equity	43,362,037	33,803,457

Total liabilities and shareholders’ equity	$123,152,566	$66,657,472

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006

Revenues	$40,751,862	$34,818,020	$108,906,846	$102,854,925
Cost of Revenues	31,890,916	25,408,055	84,097,298	73,857,934

Gross margin	8,860,946	9,409,965	24,809,548	28,996,991

Non-medical expenses:
General and administrative	8,566,868	7,286,083	25,725,367	22,878,291
Depreciation and amortization	616,393	338,140	1,399,419	995,729
Total non-medical expenses	9,183,261	7,624,223	27,124,786	23,874,020

Operating income from unconsolidated joint venture	1,551,088	321,125	2,314,666	998,019

Operating income (loss)	1,228,773	2,106,867	(572)	6,120,990

Other (income) expense:
Investment income	(329,712)	(219,589)	(793,573)	(658,778)
Interest expense	637,140	269,884	1,138,718	815,625
Total other expense, net	307,428	50,295	345,145	156,847

Income (loss) before income taxes	921,345	2,056,572	(345,717)	5,964,143
Provision (benefit) for income taxes (benefits)	382,165	743,949	(129,173)	2,313,524

Net income (loss) before minority interest	539,180	1,312,623	(216,544)	3,650,619

Minority interest	5,210	8,632	7,082	14,616

Net income (loss)	$533,970	$1,303,991	$(223,626)	$3,636,003

Net income per common share:
Basic	$0.06	$0.19	$(0.03)	$0.53
Diluted	$0.06	$0.16	$(0.03)	$0.45
Weighted average shares outstanding:
Basic	8,394,827	6,969,440	7,786,145	6,851,751
Diluted	9,018,948	8,141,421	7,786,145	8,044,146

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended June 30
	2007	2006
Operating activities
Net income (loss)	$(223,626)	$3,636,003
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,399,419	995,729
Provision for bad debts	90,647	85,366
Loss on disposal of assets	—	1,692
Stock based compensation	462,356	—
Deferred income taxes, net	556,381	184,501
Changes in operating assets and liabilities:
Risk pool receivables	244,357	(735,120)
Other receivables	(833,645)	1,045,836
Prepaid expenses and other	(217,821)	42,254
Refundable income taxes	679,114	(2,643,588)
Excess tax benefits from options exercised	(318,465)	(459,341)
Deposits and other assets	(393,572)	(52,194)
Accrued medical claims and other health care costs payable	2,914,990	(1,212,191)
Accounts payable and other accrued liabilities	(3,139,853)	343,152
Net cash provided by operating activities	1,220,282	1,232,099

Investing activities
Purchases of property, improvements and equipment	(693,312)	(466,833)
Collections on note receivable	24,183	26,307
Cash paid for acquisitions, net of cash received	(36,137,282)	(6,596,080)
Decrease in restricted certificates of deposit	201,894	294,364
Capitalized expenses related to acquisitions	(1,178,419)	—
Other investing activities	(5,352)	14,616
Net cash used in investing activities	(37,788,288)	(6,727,626)

Financing activities
Borrowings from term loan	48,000,000	4,000,000
Borrowings on line of credit	—	2,000,000
Repayments on credit line	(2,500,000)	(2,000,000)
Reduction of note payable	(10,000,000)	(1,966,667)
Cash paid for deferred financing costs	(990,914)	—
Proceeds from issuance of common stock, net	2,041,385	929,140
Tax benefit from options exercised	318,465	459,341
Net cash provided by financing activities	36,868,936	3,421,814

Net increase (decrease) in cash and cash equivalents	300,930	(2,073,713)

Cash and cash equivalents at beginning of period	16,623,407	16,949,304

Cash and cash equivalents at end of period	$16,924,337	$14,875,591

Supplemental cash flow information
Cash paid during the period for:
Income taxes	—	$4,071,000
Interest	$501,579	$802,248

Details of businesses acquired:
Fair value of assets acquired	$60,032,035	$9,364,744
Liabilities assumed or created	(11,573,414)	(1,329,556)
Total net assets acquired	48,458,621	8,035,188
Less cash acquired	(5,361,339)	(1,439,108)
Less stock consideration	(6,960,000)	—
Net cash paid for acquisitions	$36,137,282	$6,596,080

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended September 30, 2006. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the September 30, 2006 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our September 30, 2006 audited financial statements.

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

Revenues are comprised of the following amounts:

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006
Capitation	$39,083,312	$33,170,653	$105,630,649	$99,442,631
Fee for service	583,717	472,181	1,483,596	1,595,946
Management fees	161,633	296,123	618,802	927,890
Other	923,200	879,063	1,173,799	888,458
Total revenues	$40,751,862	$34,818,020	$108,906,846	$102,854,925

Certain prior year amounts have been reclassified to conform to current period presentation.

The operating results for the three and nine months ended June 30, 2007 include the results of the ProMed Entities acquired on June 1, 2007 (see Note 7).

3. Stock Based Compensation

Our equity incentive programs include stock options and restricted stock which vest based on continuous service. On January 1, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123R), which requires measurement and recognition of compensation expense for all share-based awards made to employees and directors.  Under SFAS No. 123R, the fair value of share-based awards is estimated at grant date using an option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period.We record compensation expense ratably over the service period from the date of grant. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

4. Earnings Per Share

The denominators for the computation of basic and diluted earnings (loss) per share are calculated as follows:

	For the three months ended June 30		For the nine month ended June 30
	2007	2006	2007	2006
Basic earnings per common share:
Numerator – net income (loss)	$533,970	$1,303,991	$(223,626)	$3,636,003

Denominator – weighted average number of common shares outstanding	8,394,827	6,969,440	7,786,145	6,851,751

Basic earnings (loss) per common share	$0.06	$0.19	$(0.03)	$0.53

Diluted earnings per common share:
Numerator – net income (loss)	$533,970	$1,303,991	$(223,626)	$3,636,003

Denominator:
Weighted average number of common shares outstanding	8,394,827	6,969,440	7,786,145	6,851,751
Diluted stock options, warrants and preferred shares	624,121	1,171,981	—	1,192,395
	$9,018,948	$8,141,421	$7,786,145	$8,044,146

Diluted earnings (loss) per common share	$0.06	$0.16	$(0.03)	$0.45

Options and warrants are excluded from diluted EPS for periods with net losses since their inclusion would be anti-dilutive.

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

6. Long Term Debt

Long-term debt at June 30, 2007 and September 30, 2006, respectively, consists of the following:

	June 30,	September 30,
	2007	2006
Term loan	$47,500,000	$9,500,000
Revolving credit facility		2,500,000
	$47,500,000	$12,000,000
Less current maturities	(6,125,000)	(5,300,000)
	$41,375,000	$6,700,000

On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation (RFC), comprised of a $5,000,000 revolving credit facility and a $10,000,000 term loan. On September 28, 2004, the Company borrowed $10,000,000 on the RFC term loan and paid off its existing term loan and revolving credit facility with another lender.

The RFC revolving credit facility commitment was for three years, with interest at prime plus 0.5% per annum and an unused line fee of 0.25% per annum. The Company could borrow, make repayments, and re-borrow under the revolving credit facility until January 31, 2008. The RFC term loan was amortized over a five-year period with principal payments of $166,667 per month, plus interest payable monthly on the outstanding balance at prime plus 2.0% per annum. The remaining balance of the term loan was due and payable in full on January 31, 2008. The Company was subject to certain financial covenants under the loan agreement, including a maximum senior debt/EBITDA ratio, minimum fixed charge coverage ratio, minimum consolidated net worth, minimum liquidity and a limit on capital expenditures. The Company was also restricted, without consent, from using the net proceeds of any sale of equity securities except to pay down indebtedness under the loan agreement.

In November 2005, in connection with the acquisition of Genesis Healthcare of Southern California, RFC provided us with additional term loan debt financing of $4,000,000, on terms identical to the existing term loan. This additional term loan was initially due on September 30, 2007 and required monthly principal payments of $66,667 until that time.

All amounts owning to RFC ($7,842,000 plus $209,000 of prepayment penalties) were repaid on June 1, 2007, from proceeds of a new 3-year senior secured credit facility entered into with Bank of America, in connection with the purchase of the ProMed Entities. The Bank of America facility totaled $53,000,000, and comprised of a $48,000,000 variable rate term loan, and a $5,000,000 (undrawn) revolver. The Bank of America term loan required monthly principal payments beginning at $500,000 and increasing to $1,000,000 by December 31, 2009 with a balloon payment of $24,950,000 on May 31, 2010.

The term loan bears interest at a base rate selected by the Company plus a margin. For Base Rate Loans (higher of the federal funds rate plus 0.05% or lender’s prime rate), the margin is 0.75%. For Eurodollar Rate loans (LIBOR), the margin is 3.75%. The margin may increase or decrease based on the consolidated senior leverage ratios. The Company is subject to certain financial covenants, including maximum senior leverage ratio, minimum adjusted EBITDA, minimum net worth, minimum fixed charge coverage ratio, and minimum membership, each determined on a consolidated basis. The Company incurred financing costs of $753,000, which has been deferred and will be amortized over the life of the credit facility using the effective interest method. The Company is in compliance with all covenants as of June 30, 2007.

Prospect Medical is also required by the lender to enter into an interest rate swap to hedge changes in interest rates. Concurrent with the acquisition of the ProMed Entities and related financing, the Company entered into a $48 million interest rate swap, which effectively converts the variable interest rate under the credit facility to a fixed rate of 5.3% plus the applicable margin per year throughout the term of the loan. The Company did not elect hedge accounting for the interest rate swap and accounts for it as a derivative with changes in fair value recorded through earnings. The fair value of the instrument as of June 30, 2007 and the related change in fair value is not significant.

All amounts outstanding under the $53,000,000 Bank of America credit facility ($48,000,000), were repaid on August 8, 2007 with proceeds from a $155,000,000 syndicated senior secured credit facility arranged by Bank of America with identical terms in connection with the acquisition of Alta Healthcare System, Inc. – see Notes 7 and 9. The Company is also required to enter into an interest rate swap covering at least 50% of the loan balance within 60 days of the closing of the $155 million credit facility.

7. Acquisitions

Genesis HealthCare of Southern California

On November 1, 2005 Prospect Medical Group, Inc., acquired the outstanding common stock of Genesis HealthCare of Southern California (Genesis) for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company’s existing cash and a

$4,000,000 term loan from RFC.  Revenues and expenses for this acquisition have been included in our consolidated results starting November 1, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition:

Genesis
Current assets	$1,520,539
Goodwill	6,398,652
Identifiable intangibles	1,378,800
Other assets acquired	31,565
Total assets	$9,329,556
Less liabilities assumed	1,329,556
Net assets acquired	$8,000,000

Intangibles include tradename of $194,800, a covenant not-to-compete of $199,200 and $984,800 for customer relations, which are being amortized on a straightline basis over 18 months to four years. The Company made a Section 338 election, and expects $7,777,452 of total goodwill and intangibles to be deductible for tax purposes. Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payment amounts will be paid to or received from the seller.  As of June 30, 2007 we recorded a liability to the seller approximately $120,000 relates to this provision. The agreement also guaranteed certain minimum risk pool collections for the 2005 calendar year, which were met. The seller also provides customary indemnification of up to $1.5 million for eligible non-medical and non-tax claims submitted within a two year period. The indemnification amount is reduced ratably over 24 months. In conjunction with the acquisition, we entered into an employment agreement with the sole selling shareholder of Genesis and 2 of its employees.

ProMed Entities

On June 1, 2007, the Company acquired the outstanding common stock of the ProMed Entities, comprised of ProMed Health Services Company and its wholly-owned subsidiary, ProMed HealthCare Administrators, Inc., Pomona Valley Medical Group, Inc. and Upland Medical Group, Inc., for total consideration of $48,000,000 (plus transaction costs of $459,000), comprised of cash in the amount of $41,040,000 and 1,543,237 shares of common stock valued, at $4.51 per share or $6,960,000. The per share value of $4.51 was based on the average of the closing prices for 5 trading days before and after the acquisition announcement date of May 22, 2007 (May 15, 2007 through May 30, 2007). The agreements also provides for $2,400,000 of the cash consideration be held in an escrow account as the exclusive recourse to the Company for any losses or claims reported within two years against the seller. 25% will be released on the first anniversary and the balance and after 2 years, less claims applied or amounts reserved for pending claims. The cash portion of the purchase price was funded using proceeds from the new $53,000,000 Bank of America senior secured credit facility described in Note 6.  Revenues and expenses for this acquisition have been included in our consolidated results starting June 1, 2007. The Company has engaged an outside valuation firm to assist with the determination of the fair value and economic lives of the assets acquired at June 1, 2007. Pending completion of this valuation study, the following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition.

ProMed
Current assets	$10,294,762
Goodwill	37,210,454
Identifiable intangibles	12,000,000
Other assets acquired	526,819
Total assets	$60,032,035
Less liabilities assumed	7,247,325
Deferred tax liabilities for non-deductible intangible assets acquired	4,326,089
Total liabilities assumed	11,573,414
Net assets acquired, including transaction costs	$48,458,621

The preliminary estimated fair value of the identifiable intangibles which consists of payor contracts, membership lists, provider network and covenants not-to-compete, is being amortized over weighted average useful lives of 60 months. The preliminary estimates may differ significantly from the final determination by the valuation specialist. The acquisition agreements contain provisions for certain purchase price adjustments in the event that working capital and medical claims liabilities exceed, or are less than, the recorded balances on the acquisition date by more than 10%. Any final settlement payments made to, or received from the Sellers of the ProMed entities will be reflected as an adjustment to the purchase consideration described above. Under the agreement, each principal selling shareholder receiving $650,000 or more in merger consideration) is subject to a covenant not-to-compete for two years. Selling shareholders who are also contracting physicians of the ProMed Entities are also subject to covenants not-to-compete and exclusivity provisions for a two-year term with the Company.

In conjunction with the acquisition, we have entered into employment agreements, ranging from two to three years, and non-compete agreements, ranging from four to six years, with three key members of ProMed’s management. Each executive receives a base salary of $300,000 plus a performance bonus equal to 6.67% of incremental EBITDA as defined for 2-5 year periods. The bonus will be recorded as compensation expense when earned.

The following pro forma information for the three and nine months ended June 30, 2007 and 2006 gives effect to the Genesis and ProMed acquisitions as if they had occurred at the beginning of each period. Such unaudited pro forma information is based on historical financial information with respect to the ProMed and Genesis acquisitions and does not include operational or other changes that might have been effected by the Company.

	For the period ended June 30
	For the three months ended June 30		For the nine months ended June 30
	2007	2006	2007	2006
Net revenue	$58,501,209	$47,119,164	$172,263,772	$170,856,050
Net income (loss)	3,704,483	1,956,546	3,560,533	3,076,214
Basic earnings per share	$0.39	$0.23	$0.39	$0.37
Diluted earnings per share	$0.37	$0.20	$0.36	$0.32

Proforma adjustments include increased interest expense related to the acquisition-related debt, reduced interest income, amortization of intangibles acquired, and exclusion of approximately $7 million in transaction bonuses that were directly related to the acquisition, each net of the related tax effect.

See Note 9 for discussion of the acquisition, on August 8, 2007, of Alta Healthcare System.

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

During the nine months ended June 30, 2007 and 2006, we recorded approximately $429,000 and $762,000, respectively, in reduced claims expense related to favorable development of fiscal 2006 and 2005 claims, respectively.

During the three and nine months ended June 30, 2007, we recorded approximately $770,000 and $960,000, respectively, in reduced hospital risk pool revenue as a result of lowered receivables estimates for fiscal 2006 risk/savings sharing programs.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Adoption of SAB No. 108 as of October 1, 2006 did not have a material effect on our Consolidated Financial Position or Results of Operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

9. Subsequent Events

On August 8, 2007, the Company completed the acquisition of Alta Healthcare System, Inc., which operates four acute care hospitals in Los Angeles, California (Alta), for combined purchase consideration of $144,000,000, including repayment of $41,484,650 of Alta’s existing debt, $51,257,675 in cash to the former Alta shareholders and 1,887,136 shares and 1,672,880 shares of common and Series B convertible preferred stock, respectively, valued, for purposes of the transaction, at $51,257,675. Each share of preferred stock will automatically convert into one common share upon approval by a shareholders vote to be held in six months. If the preferred shares are not converted, each share will accrue dividends at 18% per year, compounding annually. However, no dividends will be paid upon conversion to common shares.

The Alta transaction was financed by $155,000,000 senior secured credit facility arranged by Bank of America, comprising $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing. The term debt is comprised of a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, and with quarterly principal payments of $1,250,000; and a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Continued operating losses, or reductions in our ability to borrow under our credit agreement, results in our having insufficient cash to support future operations.

•	Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

•	Our historical working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

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

Through our management subsidiaries – Prospect Medical Systems, Sierra Medical Management and ProMed HealthCare Administrators, Inc. – we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

Our management subsidiaries currently provide management services to fifteen affiliated physician organizations, which include Prospect Medical Group, eleven other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which Prospect Medical Group owns a 50% interest.  We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations.  Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

The fifteen affiliated physician organizations provide medical services to a combined total of approximately 247,000 HMO enrollees at June 30, 2007, including approximately 7,300 AMVI Prospect Health Network and AmviCare enrollees that we manage for the economic benefit of our partner in this joint venture, and for which we earn management fee income.

Currently, our affiliated physician organizations have contracts with approximately thirteen HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee.

Our consolidated business has grown through the acquisition of IPAs by Prospect Medical Group. Our plan is for Prospect Medical Group to continue to acquire additional IPAs. We do not intend to further acquire any individual or small medical practices, clinics or medical group practices.

We have chosen to concentrate our growth geographically by limiting our acquisitions to IPAs in Orange County, California Los Angeles County, California and San Bernardino County, California.

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

Revenues are comprised of the following amounts:

	Three months ended June 30		% of Increase	Nine months ended June 30		% of Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Capitation	$39,083,312	$33,170,653	18%	$105,630,649	$99,442,631	6%
Fee for service	583,717	472,181	24%	1,483,596	1,595,946	(7)%
Management fees	161,633	296,123	(45)%	618,802	927,890	(33)%
Other	923,200	879,063	5%	1,173,799	888,458	32%
Total	$40,751,862	$34,818,020	17%	$108,906,846	$102,856,931	6%

We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category, as of June 30, 2007 and 2006.

	As of June 30
			% of Increase
	2007	2006	(Decrease)
Commercial - owned	199,900	144,900	38%
Commercial - managed	1,300	1,400	(7)%
Senior - owned	23,600	14,400	64%
Senior - managed	200	300	(33)%
MediCal - owned	15,900	8,500	87%
MediCal - managed	6,200	5,800	7%
Total	247,100	175,300	41%

The following table details total paid member months, by member category, for the three-month and nine-month periods ended June 30, 2007 and 2006:

	Three months ended June 30		% of Increase	Nine months ended June 30		% of Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Commercial - owned	466,200	438,100	6%	1,301,500	1,347,400	(3)%
Commercial - managed	3,900	4,000	(3)%	11,700	12,000	(3)%
Senior - owned	50,900	42,400	20%	134,700	130,000	4%
Senior - managed	500	800	(38)%	1,400	2,500	(44)%
MediCal - owned	37,200	19,300	93%	96,100	51,200	88%
MediCal - managed	18,400	17,600	5%	53,100	53,200	0%

Total	577,100	522,200	11%	1,598,500	1,596,300	0%

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

Results of Operations

The following table sets forth selected revenue categories, cost of revenue categories and other income statement items for the three month and nine month periods ended June 30, 2007 and 2006

	Three months ended June 30			Nine months ended June 30
			% Increase			% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Capitation Revenue	$39,083,312	$33,170,653	18%	$105,630,649	$99,442,631	6%
Fee for Service Revenue	583,717	472,181	24%	1,483,596	1,595,946	(7)%
Management Fees	161,633	296,123	(45)%	618,802	927,890	(33)%
Other Operating Revenue	923,200	879,063	5%	1,173,799	888,458	32%
Total Revenues	40,751,862	34,818,020	17.0%	108,906,846	102,854,925	5.9%
Cost of Revenues:
PCP Capitation	7,325,466	5,803,349	26%	19,192,118	17,571,823	9%
Specialists Capitation	6,755,981	5,251,308	29%	16,885,476	15,930,505	6%
Claims expense	16,685,777	13,045,513	28%	45,067,178	37,191,218	21%
Physician salaries	705,344	1,196,248	(41)%	2,075,650	2,504,511	(17)%
Other cost of revenues	418,348	111,637	275%	876,876	659,877	33%
Total cost of revenues	31,890,916	25,408,055	26%	84,097,298	73,857,934	14%

Gross margin	8,860,946	9,409,965	(6)%	24,809,548	28,996,991	(14)%

General and administrative expenses	8,566,868	7,286,083	18%	25,725,366	22,878,291	12%
Depreciation and amortization expense	616,393	338,140	82%	1,399,419	995,729	41%
Total operating expenses	9,183,261	7,624,223	20%	27,124,785	23,874,020	14%

Income from unconsolidated joint venture	1,551,088	321,125	383%	2,314,666	998,019	132%
Operating Income	1,228,773	2,106,867	(42)%	(571)	6,120,990	(100)%
Other (income) expense, net	307,428	50,295	511%	345,145	156,847	120%
Income (loss) before income taxes	921,345	2,056,572	(55)%	(345,716)	5,964,143	(106)%
Provision (benefit) for income taxes	382,165	743,949	(48)%	(129,173)	2,313,524	(106)%
Minority interest	5,210	8,632	(40)%	7,082	14,616	(52)%
Net income (loss)	$533,970	$1,303,991	(59)%	$(223,626)	$3,636,003	(106)%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006
Revenues:
Capitation Revenue	95.9%	95.3%	97.0%	96.7%
Fee for Service Revenue	1.4%	1.4%	1.4%	1.5%
Management Fees	0.4%	0.8%	0.6%	0.9%
Other Operating Revenue	2.3%	2.5%	1.1%	0.9%
Total Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues:
PCP Capitation	18.0%	16.7%	17.6%	17.1%
Specialists Capitation	16.6%	15.1%	15.5%	15.5%
Claims expense	40.9%	37.4%	41.4%	36.2%
Physician salaries	1.7%	3.5%	1.9%	2.4%
Other cost of revenues	1.0%	0.3%	0.8%	0.6%
Total cost of revenues	78.2%	73.0%	77.2%	71.8%

Gross margin	21.8%	27.0%	22.8%	28.2%

General and administrative expenses	21.0%	20.9%	23.6%	22.2%
Depreciation and amortization expense	1.5%	1.0%	1.3%	1.0%
Total operating expenses	22.5%	21.9%	24.9%	23.2%

Income from unconsolidated joint venture	3.8%	0.9%	2.1%	0.9%

Operating Income	3.1%	6.0%	0.0%	5.9%

Other (income) expense, net	0.8%	0.1%	0.3%	0.2%

Income (loss) before income taxes	2.3%	5.9%	(0.3)%	5.7%

Provision (benefit) for income taxes	1.0%	2.1%	(0.1)%	2.2%

Minority interest	0.0%	0.0%	0.0%	0.0%

Net income (loss)	1.3%	3.8%	(0.2)%	3.5%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Capitation Revenue

Capitation revenue for the three months ended June 30, 2007 was $39,083,312, representing an increase of $5,912,659 (17.8%) from capitation revenue for the three months ended June 30, 2006, of $33,170,653.

Effective January 1, 2007, the MediCal and Health Family enrollees under the CalOptima contract were reassigned from the AVMI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, which were previously included in income from unconsolidated joint venture, are reported as capitation revenue and medical costs, respectively, beginning in the second quarter of fiscal 2007. This change in reporting accounted for $1,042,733 of the increase in capitation revenue in the 2007 quarter as compared to the prior period. Excluding this reporting change, capitation revenue increased $4,869,926 or 14.7% compared to the 2006 period.

The decrease is comprised of four main factors. We estimate that higher capitation rates on our core business contributed approximately $1,350,000 in increased capitation revenue during the 2007 period as compared to the 2006 period. We estimate that enrollment declines related to our core business reduced capitation revenue by approximately $1,860,000 during the 2007 period, as compared to the 2006 period.  Acquisitions of ProMed contributed $7,540,000 in additional capitation revenue in the 2007 period.  We estimate that lower hospital risk pool revenue, primarily the result of the sale of certain of our key hospital partners in the 2007 period, contributed approximately $1,328,000 in decreased capitation revenue.

Fee for service revenue

Fee for service revenue for the three months ended June 30, 2007 was $583,717 representing a increase of $111,536 (23.6%) from fee for service revenue for the three months ended June 30, 2006, of $472,181.

The increase in fee for service revenue during the 2007 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

Management fee revenue for the three months ended June 30, 2007 was $161,633, representing a decrease of $134,490 (45.4%) from management fee revenue for the three months ended June 30, 2006, of $296,123.

The decrease in management fee revenue during the 2007 period was primarily the result of the termination of a portion of our joint venture management contract related to CalOptima MediCal and Healthy Family enrollees and a decrease in the management fee with Brotman Medical.

Other revenue

Other revenue for the three months ended June 30, 2007 was $923,200, representing an increase of $44,137 (5.0%) over other revenue for the three months ended June 30, 2006, of $879,063.

The increase in other revenue during the 2007 period was primarily the result of timing of pay for performance incentives from one of our contracted Health Plans.  Acquisitions contributed $16,175 of this increase.

PCP Capitation Expense

Primary care physician (PCP) capitation expense for the three months ended June 30, 2007 was $7,325,466, representing an increase of $1,522,117 (26.2%) over PCP capitation expense for the three months ended June 30, 2006, of $5,803,349.

We estimate that higher capitation rates increased PCP capitation expense by approximately $320,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced PCP capitation expense by approximately $150,000 during the 2007 period, as compared to the 2006 period.  Acquisitions of ProMed in June 2007 increased PCP capitation by $1,340,000 as compare to none in the 2006 period.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended June 30, 2007 was $6,755,981, representing an increase of $1,504,673 (28.7%) from specialist capitation expense for the three months ended June 30, 2006, of $5,251,308.

We estimate that higher capitation rates, combined with some specialties moving to fee for service, reduced specialist capitation expense by approximately $360,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced specialist capitation expense by approximately $130,000 during the 2007 period, as compared to the 2006 period. .  Acquisitions increased specialist capitation by $2,000,000 as compare to none in the 2006 period.

Claims Expense

Claims expense for the three months ended June 30, 2007 was $16,685,777, representing an increase of $3,640,264 (27.9%) over claims expense for the three months ended June 30, 2006, of $13,045,513.

We estimate that higher claims per member rates, including the result of moving some specialties from capitation to fee for service, increased claims expense by approximately $1,470,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced claims expense by approximately $320,000 during the 2007 period, as compared to the 2006 period.  Acquisitions of ProMed in June 2007 increased claims expense by $2,490,000 as compare to none in the 2006 period.

Physician Salaries Expense

Physician salaries expense for the three months ended June 30, 2007 was $705,344, representing a decrease of $490,904 (41.0%) from physician salaries expense for the three months ended June 30, 2006, of $1,196,248.

The decrease in physician salaries expense during the 2007 period was primarily the result of lower bonus accruals than in the 2006 period.

Other Cost of Revenue

Other cost of revenue for the three months ended June 30, 2007 was $418,348, representing an increase of $306,711 (274.7%) from other cost of revenue for the three months ended June 30, 2006, of $111,637.

The increase in other cost of revenue during the 2007 period was the result of an increase in the level of certain pharmacy and injectibles being paid as contracted. a decrease in stop loss recoveries and the higher cost  of professional liability insurance.  Acquisitions increased other cost of revenues by $176,000 in the 2007 period.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determines our gross margin. Our gross margin decreased 5.3%, to 21.7% for the three months ended June 30, 2007, from 27.0% for the three months ended June 30, 2006.

The decrease in our gross margin percentage between the 2006 and 2007 periods was primarily the result of the increase in claims expense, specialist capitation, and PCP capitation expense as a percent of revenue by 6.3% compared to the same period in 2006.  This was offset by a decrease in physicians bonuses.

General and Administrative Expenses

General and administrative expenses were $8,566,868 for the 2007 period, representing 21.0% of total revenues, as compared with $7,286,083, or 20.9% of total revenues, for the 2006 period.

The increase in general and administrative expenses during the 2007 period was primarily the result of increased personnel and personnel related costs and outside services.  This is due to the addition and upgrading of several key positions, staffing for Medicare Risk Score initiatives and hospital cost control initiatives, and higher levels of transaction and legal expenses in the current period. The acquisition of ProMed added $490,000 to general and administration expenses during the period which represented 6.5% of the revenue that was added by the acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2007 increased to $616,393 from $338,140 for the same period of the prior year. The increase of $278,253 was primarily due to the amortization of identifiable intangible assets related to the ProMed and Genesis acquisitions, as well as additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended June 30, 2007 increased to $1,551,088 from $321,125 for the same period of the prior year.  The increase is due to the participation in the OneCare program effective January 1, 2006, whereby some of the Medicare beneficiaries joining CalOptima’s One Care program were assigned to AMVI/Prospect.  Effective January 1, 2007, OneCare removed certain minimum healthcare spending requirements, improving the profitability of the program.  Also, on January 1, 2007, the MediCal and Healthy Families members that we have with CalOptima were reassigned directly to Prospect Medical Group instead of the joint venture, leaving only the One Care program in AMVI/Prospect. Revenues and service costs related to the reassigned members are included in capitation revenue and medical costs beginning January 1, 2007, rather than as income from the joint venture.

Other expense net

Other expense, net for the three months ended June 30, 2007 increased to a net expense of $307,428 from $50,295 for the same period of the prior year. The increase in net interest expense during the 2007 period was primarily due to a prepayment penalty on the payoff of the RFC term loan and the increased interest expense under the new $48 million term loan with Bank of America in connection with the ProMed acquisition of June 1, 2007.

Provision for Income Taxes

We reported income tax expense of $743,949 in the 2006 period compared to $382,165 in the 2007 period. The effective tax rate is 41% for 2007 period and 36%for the 2006 period.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Capitation Revenue

Capitation revenue for the nine months ended June 30, 2007 was $105,630,649, representing an increase of $6,188,018 (6.2%) from capitation revenue for the nine months ended June 30, 2006, of $99,442,631.

Effective January 1, 2007, the MediCal and Health Family enrollees under the CalOptima contract were reassigned from the AVMI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, which were previously included in income from unconsolidated joint venture, are reported as capitation revenue and medical costs, respectively, beginning in the second quarter of fiscal 2007. This change in reporting accounted for $2,235,298 of the increase in capitation revenue in the 2007 period as compared to the prior year period. Excluding this reporting change, capitation revenue increased $3,957,020 or 4.0% compared to the 2006 period.

We estimate that higher capitation rates on our core business, exclusive of acquisitions, contributed approximately $2,750,000 in increased capitation revenue during the 2007 period as compared to the 2006 period. We estimate that enrollment declines related to our core business reduced capitation revenue by approximately $6,450,000 during the 2007 period, as compared to the 2006 period.  We estimate that lower hospital risk pool revenue, primarily the result of the sale of certain of our key hospital partners in the 2007 period, contributed approximately $890,000 in decreased capitation revenue. The June 2007 acquisition or ProMed and the November 2005 acquisition of Genesis increased capitation revenue approximately $8,550,000 in the 2007 period as compared to the 2006 period.

Fee for service revenue

Fee for service revenue for the nine months ended June 30, 2007 was $1,483,596 representing a decrease of $112,350 (7.0%) from fee for service revenue for the nine months ended June 30, 2006, of $1,595,946.

The decrease in fee for service revenue during the 2007 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

Management fee revenue for the nine months ended June 30, 2007 was $618,802, representing a decrease of

$309,088 (33.3%) from management fee revenue for the nine months ended June 30, 2006, of $927,890.

The decrease in management fee revenue during the 2007 period was primarily the result of the termination of a portion of our joint venture management contract related to the CalOptima MediCal and Healthy Family members and a decrease in the management fee with Brotman Medical.

Other revenue

Other revenue for the nine months ended June 30, 2007 was $1,173,799, representing an increase of $285,342 (32.1%) over other revenue for the nine months ended June 30, 2006, of $888,458.

The increase in other revenue during the 2007 period was primarily the result of timing of pay for performance and other incentives from our contracted Health Plans.

PCP Capitation Expense

Primary care physician (PCP) capitation expense for the nine months ended June 30, 2007 was $19,192,118, representing an increase of $1,620,295 (9.2%) over PCP capitation expense for the nine months ended June 30, 2006, of $17,571,823.

We estimate that net membership growth from the June 1, 2007 acquisition of ProMed and the November 1, 2005 acquisition of Genesis contributed approximately $1,570,000 in increased PCP capitation expense during the 2007 period, as compared to the 2006 period.  We estimate that higher capitation rates increased PCP capitation expense by approximately $810,000 during the 2007 period, as compared to the 2006 period. We estimate that enrollment declines reduced PCP capitation expense by approximately $760,000 during the 2007 period, as compared to the 2006 period.

Specialist Capitation Expense

Specialist capitation expense for the nine months ended June 30, 2007 was $16,885,476, representing an increase of $954,971 (6.0%) from specialist capitation expense for the nine months ended June 30, 2006, of $15,930,505.

We estimate that net membership growth from the June 1, 2007 acquisition of ProMed and the November 1, 2005 acquisition of Genesis contributed approximately $2,120,000 in increased specialist capitation expense during the 2007 period, as compared to the 2006 period.   We estimate that enrollment declines reduced specialist capitation expense by approximately $690,000 during the 2007 period, as compared to the 2006 period.  We estimate that the combined impact of higher capitation rates, offset by an increase in specialty costs being paid for on a fee-for-service basis lowered specialist capitation expense by approximately $480,000 during the 2007 period, as compared to the 2006 period.

Claims Expense

Claims expense for the nine months ended June 30, 2007 was $45,067,178, representing an increase of $7,875,960 (21.2%) over claims expense for the nine months ended June 30, 2006, of $37,191,218.

We estimate that net membership growth from the June 1, 2007 acquisition of ProMed and the November 1, 2005 acquisition of Genesis contributed approximately $2,810,000 in increased claims expense during the 2007 period, as compared to the 2006 period.  We estimate that higher claims per member rates, in part the result of moving some specialties from capitation to fee for service, increased claims expense by approximately $6,670,000 during the 2007 period as compared to the 2006 period. We estimate that enrollment declines reduced claims expense by approximately $1,600,000 during the 2007 period, as compared to the 2006 period

Physician Salaries Expense

Physician salaries expense for the nine months ended June 30, 2007 was $2,075,650, representing a decrease of $428,861 (17.1%) over physician salaries expense for the nine months ended June 30, 2006, of $2,504,511.

The decrease in physician salaries expense during the 2007 period was primarily the result of lower bonus accruals than in the 2006 period.

Other Cost of Revenue

Other cost of revenue for the nine months ended June 30, 2007 was $876,876, representing an increase of $216,999

(32.9%) over other cost of revenue for the nine months ended June 30, 2006, of $659,877.

The June 1, 2007 acquisition of ProMed and the November 1, 2005 acquisition of Genesis contributed approximately $210,000 in increased other cost of revenues during the 2007 period, as compared to the 2006 period.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin decreased 5.4%, to 22.8% for the nine months ended June 30, 2007, from 28.2% for the nine months ended June 30, 2006.

The decrease in our gross margin percentage between the 2006 and 2007 periods was primarily the result of the increase in claims expense, partially offset by the decrease in specialist capitation and physicians salaries as a percent of revenue as compared to the same period in 2006.

General and Administrative Expenses

General and administrative expenses were $25,725,366 for the 2007 period, representing 23.6% of total revenues, as compared with $22,878,291, or 22.2% of total revenues, for the 2006 period.

The increase in general and administrative expenses during the 2007 period was primarily the result of increased personnel and personnel related costs and outside services.  This is due to the addition and upgrading of several key positions, staffing for Medicare Risk Score initiatives and hospital cost control initiatives, staffing for management of the Genesis operation which was brought in house in October, 2006.  Offsetting this increase in general and administrative expense, the acquisition of ProMed  added $490,000 to general and administration expenses during the period which represented 6.5% of the revenue added by the acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended June 30, 2007 increased to $1,399,419 from $995,729 for the same period of the prior year. The increase of $403,690 was primarily due to the amortization of identifiable intangible assets related to the ProMed and the Genesis acquisitions, as well as additional depreciation expense for increased capital expenditures.

Income From Unconsolidated Joint Venture

The income from unconsolidated joint venture for the nine months ended June 30, 2007 increased to $2,314,666 from $998,019 for the same period of the prior year.  The increase is due to the participation in the OneCare program effective January 1, 2006, whereby some of the Medicare beneficiaries joining CalOptima’s One Care program were assigned to AMVI/Prospect.  Effective January 1, 2007, OneCare removed certain minimum healthcare spending requirements improving the profitability of the program.  Also, on January 1, 2007, the medical and healthy families members that we have with CalOptima were reassigned directly to Prospect Medical Group instead of the joint venture, leaving only the OneCare program in AMVI/Prospect. Revenues and service costs related to the reassigned members are included in capitation revenues and medical costs beginning in the second quarter of 2007 rather than as income from the joint venture.

Other expense net

Other expense, net for the nine months ended June 30, 2007 increased to a net expense of $345,145 from $156,847 for the same period of the prior year.  The increase in net interest expense during the 2007 period was primarily due to a prepayment penalty on the payoff of the RFC term loan and the increased interest expense under the new $48 million term loan with Bank of America in connection with the acquisition of ProMed on June 1, 2007.

Provision for Income Taxes

We reported income tax expense of $ 2,313,524 in the 2006 period to a tax benefit of $129,173 in the 2007 period. The effective tax rate is 37% for the 2007 and  39% for the 2006 period.

Liquidity and Capital Resources

We generate cash from capitation revenue, healthcare services provided on a fee-for-service basis at our clinics, management fee revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and general and administrative expenses. We generally receive capitation revenue in advance of payment of capitation expenses and claims for related health care services.

Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements, and maximize investment return. As of June 30, 2007 we invested a substantial portion of our cash in a high yield money market account  and overnight money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 90 days as of June 30, 2007, are included in current investments in the accompanying financial statements as they are restricted for payment of current liabilities.

Net cash provided by operations was $1,220,282 and $1,232,099 for the nine months ended June 30, 2007  and 2006, respectively.  The decrease in net cash provided by operations for the nine months ended June 30, 2007 when compared to the nine months ended June 30, 2007 was due to the following factors:

•    net loss of $223,626 compared to net income of $3,636,003;

•    changes in risk pool receivables, a source of $244,357 in the nine months ended June 30, 2007 compared to a use of $735,120 in the nine months ended June 30, 2006; primarily as a result of the lower risk pool revenue in the 2007 period;

•    changes in other accounts receivable balances, a use of $833,645 in the nine months ended June 30, 2007 compared to a source of $1,045,836 in the nine months ended June 30, 2006;

•    changes in prepaid expenses and other, a use of $217,821  in the nine months ended June 30, 2007 compared to a source of $42,254 in the nine months ended June 30, 2006;

•    changes in deposits and other assets, a use of $393,572 in the nine months ended June 30, 2007 compared to a use of $52,194 in the nine months ended June 30, 2006;

•    changes in refundable income tax, a source of $679,114 for the nine months ended June 30, 2007 compared to a use of $2,643,588 for the nine months ended June 30, 2006. The 2006 use was primarily due to receivables generated through estimated tax overpayment and deductions from stock option exercises which were applied to reduce tax payments in 2007;

•    changes in medical claims liabilities, a source of $2,914,990 in the nine months ended June 30, 2007 compared to a use of $1,212,191 in the nine months ended June 30, 2006 primarily the result of higher claims expense trends in the current period which are reflected in the medical claims liability.

•    changes in accounts payable and other accrued liabilities, a use of $3,139,853 in the nine months ended June 30, 2007 compared to a source of $343,152 in the nine months ended June 30, 2006 primarily as a result of physician bonus payments during the 2007 period and reduction in net advances from the AVMI/Prospect Joint Venture due to transfer of enrollees in the MediCal and Healthy Family programs to Prospect Medical Group effective January 1, 2007.

Net cash used in investing activities was $37,788,288 for the nine months ended June 30, 2007 and $6,727,626 for the nine months ended June 30, 2006. The 2006 period included $6,596,080 in cash paid for the November 2005 Genesis acquisition. $4,000,000 of the purchase price was financed through borrowings. Investing activities also included purchases of fixed assets, a use of $693,312 in the nine months ended June 30, 2007 compared to a use of $466,833 in the nine months ended June 30, 2006. Investing activities also included capitalized expenses related to potential and actual acquisitions, a use of $1,178,419 in the nine months ended June 30, 2007 compared to none in the nine months ended June 30, 2006.  The 2007 period includes $36,137,282 in cash paid for the June 2007 ProMed acquisition.  The acquisition was financed through $48 million in additional borrowings and issuance of stock valued at $6,960,000.

Net cash provided  by financing activities was $36,868,936 and  $3,421,814 for the nine months ended June 30, 2007 and 2006 respectively. The increase in net cash provided by financing activities was due to the following factors:

•    proceeds from $48,000,000 in term loans in the nine months ended June 30, 2007 of which $36,137,282 was used to finance the June 2007 ProMed acquisition compared to $6,000,000 in borrowings of which $4,000,000 was to finance the November 2005 Genesis acquisition in the nine months ended June 30, 2006;

•    $12,500,000 in repayments of line of credit and term loans, during the nine months ended June 30, 2007, compared to $3,966,667 in the nine months ended June 30, 2006;

•    $2,041,385 in proceeds from common stock issuances related to stock option and warrant exercises during the nine months ended June 30, 2007, compared to $929,140 in the nine months ended June 30, 2006;

•    tax benefit from options exercised, a source of $318,465 in the nine months ended June 30, 2007 compared to $459,341 in the nine months ended June 30, 2006.

At June 30, 2007, we had negative working capital of $2,516,014 as compared to negative working capital of $123,898 at June 30, 2006. At June 30, 2007 and June 30, 2006, cash and cash equivalents were $16,924,337 and $16,623,407, respectively.

The reduction in working capital in 2007 is primarily due to the increase in the current portion of the outstanding term loan and an increase in the claims expense which is reflected in the medical claims liability.

Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of June 30, 2007, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2007. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, debt service, and capital expenditures for at least the next 12 months.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of June 30, 2007 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of June 30, 2007 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	ncrease (Decrease) in Accrued Medical Claims Payable
(3)%	$4,857,000
(2)%	$3,238,000
(1)%	$1,619,000
1%	$(1,619,000)
2%	$(3,238,000)
3%	$(4,857,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(1,011,000)
(2)%	$(674,000)
(1)%	$(337,000)
1%	$337,000
2%	$674,000
3%	$1,011,000

Additionally, for each 1% difference between our June 30, 2007 estimated claims liability (of $20,628,526) and the actual claims incurred run-out, pre-tax income for the three and nine months ended June 30, 2007 would increase or decrease by approximately $206,000.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended June 30, 2007 and 2006:

	2007	2006
IBNR as of beginning of year	$11,400,000	$11,532,328
Health care claim expenses incurred during the period:
Related to current year	45,496,461	37,953,115
Related to prior year	(429,283)	(761,897)
Total incurred	45,067,178	37,191,218
Health care claims paid during the period:
Related to current year	(31,616,669)	(27,336,714)
Related to prior year	(10,535,519)	(11,066,695)
Total paid	(42,152,188)	(38,403,409)
IBNR acquired during the period	6,313,536	997,863
IBNR as of end of year	$20,628,526	$11,318,000

Bracketed amounts reported in the table above for the incurred related to prior periods result from claims being ultimately settled for amounts less than originally estimated (a favorable development).  A positive amount reported for incurred related to prior periods would result from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development).

Through June 30, 2007, the $429,283 changes in estimate related to IBNR as of September 30, 2006 represented approximately 4% of the IBNR balance as of September 30, 2006, approximately 1% of claims expense and, after consideration of tax affect, approximately 89% of net income for the year then ended. Through June 30, 2006, the $761,897 changes in estimate related to IBNR as of September 30, 2005 represented approximately 7% of the IBNR balance as of September 30, 2005, approximately 2% of claims expense and, after consideration of tax affect, approximately 21% of net income for the year then ended.

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

As of June 30, 2007, we had cash and cash equivalents of $16,924,337. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in high yield money market funds. We also had $1,092,971 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Concentration of credit risk related to receivables is generally limited to amounts due from large HMO’s.

Our term loan with Bank of America, with a balance of $47,500,000 at June 30, 2007, required monthly principal payments of $500,000, plus interest. The fair value of this debt instrument is affected by changes in market interest rates. As of June 30, 2007, the carrying value of our term loan approximated its estimated fair value. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimate is not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Not applicable.

Item 3.    Defaults Upon Senior Securities.

At March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio (0.95, versus 1.25 required minimum) and debt to EBITDA ratio (1.62, versus 1.50 required maximum) under the senior secured credit agreement with Residential Funding Corporation (RFC) and had not yet completed the process of securing waivers for these past covenant violations. This non-compliance continued through June 1, 2007.

Effective June 1, 2007, in connection with its acquisition of the ProMed Entities, the Company entered into a new, $53,000,000, senior secured credit facility through Bank of America, part of the proceeds of which were used to repay, in full, all amounts owing to RFC.

Effective August 8, 2007, in connection with its acquisition of Alta Healthcare System, Inc., the Company entered into a new $155,000,000 senior secured credit facility through Bank of America, part of the proceeds of which were used to repay, in full, all amounts owing under the June 1, 2007, $53,000,000, senior secured credit facility.

As such, all debt that was outstanding as of June 30, 2007 has subsequently been repaid. The Company believes that it was in compliance with the terms of its existing senior secured credit facility as of June 30, 2007.

The first covenant compliance measurement date under the August 8, 2007, $155,000,000, senior secured credit facility is July 31, 2007, which compliance will be evaluated no later than August 30, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following documents are being filed as exhibits to this report:

Exhibit No.	Title
2.1

Form of Agreement and Plan of Reorganization Among Prospect Medical Holdings, Inc., Prospect Health Administrators, Inc., ProMed Health Services Company, ProMed Health Care Administrators, the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4 - ProMed Company Consent Requirements, Schedule 2.6(a) - List of Holders of Record and Number of Shares Held in ProMed Company, Schedule 2.6(b) - ProMed Company Options Outstanding, Schedule 2.8 - Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9 - Actions or Proceedings for Taxes, Schedule 2.11 - Real Estate Leased, Schedule 2.12(b) - Aggregate Tangible Personal Property, Schedule 2.13- Intellectual Property, Schedule 2.14 -Material Contracts, Schedule 2.15(a) - Existing/Threatened Claims, Schedule 2.15(b) - Existing/Threatened Claims cont'd, Schedule 2.17(a) – Employees, Schedule 2.17(b) - Employees contd., Schedule 2.18 – Insurance, Schedule 2.19 - Management; Powers of Attorney, Schedule 2.23 - Confidentiality and Non-Compete Agreements, Schedule 2.24 – Inspections, Schedule 2.26 – Permits, Schedule 2.30 - Bank Accounts, Schedule 3.3 - Holdings Consent Requirements, Schedule 7.2(b) - Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A - Form of Agreement of Merger, Exhibit B - Principal ProMed Shareholders, Exhibit C - Form of Joinder Agreement, Exhibit D - Piggy-Back Registration Rights, Exhibit E - Form of Prasad Non-Compete Agreement, Exhibit F - Form of Thapar Non-Compete Agreement, Exhibit G - Form of Bahremand Non-Compete Agreement, Exhibit H - Prasad Employment Agreement, Exhibit I - Thapar Employment Agreement, Exhibit J - Bahremand Employment Agreement, Exhibit K - Investment Representation Certificate, Exhibit L - ProMed Company/ProMed Subsidiary Legal Opinion Matters, Exhibit M - Holdings Legal Opinion Matters

2.2

Form of Agreement and Plan of Reorganization Among Prospect Medical Group, Inc., Prospect Pomona Medical Group, Inc., Prospect Medical Holdings, Inc., Pomona Valley Medical Group, Inc., the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4- ProMed Pomona Consent Requirements, Schedule 2.6 - List of Holders of Record and Number of Shares Held in ProMed Pomona, Schedule 2.8 - Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9 - Actions or Proceedings for Taxes, Schedule 2.12(b) - Aggregate Tangible Personal Property, Schedule 2.13 - Intellectual Property, Schedule 2.14 - Material Contracts, Schedule 2.15(a) - Existing/Threatened Claims, Schedule 2.15(b) - Existing/Threatened Claims Not Covered By Insurance, Schedule - 2.17(a) – Employees, Schedule 2.17(b) - Employees contd., Schedule - 2.17(c) - Employees contd., Schedule - 2.18 - Insurance, Schedule 2.19 - Management; Powers of Attorney, Schedule 2.23 - Confidentiality and Non-Compete Agreements, Schedule 2.24 – Inspections, Schedule 2.26 – Permits, Schedule 2.28 - Fraud and Abuse, Schedule 2.32 - Bank Accounts, Schedule 3.3 - Group Consent Requirements, Schedule 5.2 - Amendment to Primary Care Provider Agreement of ProMed Pomona and, if applicable, ProMed Upland, Schedule 5.15 - Physician Retention Bonus, Schedule 7.2(b) - Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A - Form of Agreement of Merger, Exhibit B - Principal ProMed Shareholders, Exhibit C - Form of Joinder Agreement, Exhibit D - Piggy-Back Registration Rights, Exhibit E - Form of Prasad Non-Compete Agreement, Exhibit F - Form of Thapar Non-Compete Agreement, Exhibit G - Form of Bahremand Non-Compete Agreement, Exhibit H - Prasad Employment Agreement, Exhibit I - Thapar Employment Agreement, Exhibit J - Bahremand Employment Agreement, Exhibit K - Investment Representation Certificate, Exhibit L - ProMed Pomona Legal Opinion Matters, Exhibit M - Group/Group Subsidiary/Holdings Legal Opinion Matters

2.3

Form of Stock Purchase Agreement Among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Upland Medical Group, a Professional Medical Corporation, and Jeereddi Prasad, M.D., dated as of May 21, 2007

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 1.2 - ProMed Upland Shares, Schedule 1.4 - Purchase Price Allocation, Schedule 2.4 -

ProMed Upland Consent Requirements, Schedule 2.8 - Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9 - Actions or Proceedings for Taxes, Schedule 2.12(b) - Aggregate Tangible Personal Property, Schedule 2.13 - Intellectual Property, Schedule 2.14 - Material Contracts, Schedule 2.15(a) - Existing/Threatened Claims, Schedule 2.15(b) - Existing/Threatened Claims contd., Schedule 2.17(a) - Employees, Schedule 2.17(b) - Employees contd., Schedule 2.17(c) - Employees contd., Schedule 2.18 - Insurance, Schedule 2.19 - Management; Powers of Attorney, Schedule 2.23 - Confidentiality and Non-Compete Agreements, Schedule 2.24 - Inspections, Schedule 22.7 - Permits, Schedule 2.28- Fraud and Abuse, Schedule 2.32 - Bank Accounts, Schedule 3.3 - Group Consent Requirements, Schedule 5.13(a) - Physician Retention Bonus, Schedule 5.13(b) - Amendment to Primary Care Provider Agreement of ProMed Upland and if applicable, ProMed Pomona., Exhibit A - Piggy-Back Registration Rights, Exhibit C [sic] - Form of Prasad Non-Compete Agreement, Exhibit C - Form of Thapar Non-Compete Agreement, Exhibit E - Form of Bahremand Non-Compete Agreement, Exhibit F - Prasad Employment Agreement, Exhibit G - Thapar Employment Agreement, Exhibit H - Bahremand Employment Agreement, Exhibit I - Investment Representation Certificate, Exhibit J - ProMed Upland Legal Opinion Matters, Exhibit K - Group/Holdings Legal Opinion Matters

2.4

Form of Agreement and Plan of Reorganization by and among Prospect Medical Holdings, Inc., Prospect Hospitals System, LLC, Alta HealthCare System, Inc. and the Shareholders of Alta HealthCare System, Inc., dated as of July 25, 2007

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.

3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(2)

3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc. (2)

4.1	Specimen Common Stock Certificate(1)

10.1

Form of Credit Agreement dated as of June 1, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent and L/C Issuer, Banc of America Capital Solutions LLC as a Lender and certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager

10.2

Form of Security Agreement dated as of June 1, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and their affiliates as Pledgors, and Bank of America, N.A. as Administrative Agent

10.3	Form of Pledge Agreement dated as of June 1, 2007 between Prospect Medical Holdings, Inc. as Pledgor and Bank of America, N.A. as Administrative Agent

10.4	Form of Pledge Agreement dated as of June 1, 2007 between ProMed Health Services Company as Pledgor and Bank of America, N.A. as Administrative Agent

10.5	Form of Pledge Agreement dated as of June 1, 2007 between Prospect Medical Group, Inc. as Pledgor and Bank of America, N.A. as Administrative Agent

10.6	Form of Guaranty of Prospect Medical Group, Inc. and affiliates in favor of Bank of America, N.A. as Administrative Agent, dated as of June 1, 2007

10.7

Form of Second Amended and Restated Assignable Option Agreement, dated as of June 1, 2007, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc., and Jacob Y. Terner, M.D. as Shareholder

10.8

Form of Collateral Assignment of ProMed Acquisition Documents, dated as of June 1, 2007, by and between Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., as Assignors, and Bank of America, N.A., as Administrative Agent

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

(2)           Previously filed as an exhibit to our Form 8-K current report on August 10, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

August 20, 2007	/s/ JACOB Y. TERNER
Jacob Y. Terner, M.D.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

August 20, 2007	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Title
2.1

Form of Agreement and Plan of Reorganization Among Prospect Medical Holdings, Inc., Prospect Health Administrators, Inc., ProMed Health Services Company, ProMed Health Care Administrators, the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4 - ProMed Company Consent Requirements, Schedule 2.6(a) - List of Holders of Record and Number of Shares Held in ProMed Company, Schedule 2.6(b) - ProMed Company Options Outstanding, Schedule 2.8 - Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9 - Actions or Proceedings for Taxes, Schedule 2.11 - Real Estate Leased, Schedule 2.12(b) - Aggregate Tangible Personal Property, Schedule 2.13- Intellectual Property, Schedule 2.14 -Material Contracts, Schedule 2.15(a) - Existing/Threatened Claims, Schedule 2.15(b) - Existing/Threatened Claims cont'd, Schedule 2.17(a) – Employees, Schedule 2.17(b) - Employees contd., Schedule 2.18 – Insurance, Schedule 2.19 - Management; Powers of Attorney, Schedule 2.23 - Confidentiality and Non-Compete Agreements, Schedule 2.24 – Inspections, Schedule 2.26 – Permits, Schedule 2.30 - Bank Accounts, Schedule 3.3 - Holdings Consent Requirements, Schedule 7.2(b) - Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A - Form of Agreement of Merger, Exhibit B - Principal ProMed Shareholders, Exhibit C - Form of Joinder Agreement, Exhibit D - Piggy-Back Registration Rights, Exhibit E - Form of Prasad Non-Compete Agreement, Exhibit F - Form of Thapar Non-Compete Agreement, Exhibit G - Form of Bahremand Non-Compete Agreement, Exhibit H - Prasad Employment Agreement, Exhibit I - Thapar Employment Agreement, Exhibit J - Bahremand Employment Agreement, Exhibit K - Investment Representation Certificate, Exhibit L - ProMed Company/ProMed Subsidiary Legal Opinion Matters, Exhibit M - Holdings Legal Opinion Matters

2.2

Form of Agreement and Plan of Reorganization Among Prospect Medical Group, Inc., Prospect Pomona Medical Group, Inc., Prospect Medical Holdings, Inc., Pomona Valley Medical Group, Inc., the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4- ProMed Pomona Consent Requirements, Schedule 2.6 - List of Holders of Record and Number of Shares Held in ProMed Pomona, Schedule 2.8 - Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9 - Actions or Proceedings for Taxes, Schedule 2.12(b) - Aggregate Tangible Personal Property, Schedule 2.13 - Intellectual Property, Schedule 2.14 - Material Contracts, Schedule 2.15(a) - Existing/Threatened Claims, Schedule 2.15(b) - Existing/Threatened Claims Not Covered By Insurance, Schedule - 2.17(a) – Employees, Schedule 2.17(b) - Employees contd., Schedule - 2.17(c) - Employees contd., Schedule - 2.18 - Insurance, Schedule 2.19 - Management; Powers of Attorney, Schedule 2.23 - Confidentiality and Non-Compete Agreements, Schedule 2.24 – Inspections, Schedule 2.26 – Permits, Schedule 2.28 - Fraud and Abuse, Schedule 2.32 - Bank Accounts, Schedule 3.3 - Group Consent Requirements, Schedule 5.2 - Amendment to Primary Care Provider Agreement of ProMed Pomona and, if applicable, ProMed Upland, Schedule 5.15 - Physician Retention Bonus, Schedule 7.2(b) - Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A - Form of Agreement of Merger, Exhibit B - Principal ProMed Shareholders, Exhibit C - Form of Joinder Agreement, Exhibit D - Piggy-Back Registration Rights, Exhibit E - Form of Prasad Non-Compete Agreement, Exhibit F - Form of Thapar Non-Compete Agreement, Exhibit G - Form of Bahremand Non-Compete Agreement, Exhibit H - Prasad Employment Agreement, Exhibit I - Thapar Employment Agreement, Exhibit J - Bahremand Employment Agreement, Exhibit K - Investment Representation Certificate, Exhibit L - ProMed Pomona Legal Opinion Matters, Exhibit M - Group/Group Subsidiary/Holdings Legal Opinion Matters

2.3

Form of Stock Purchase Agreement Among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Upland Medical Group, a Professional Medical Corporation, and Jeereddi Prasad, M.D., dated as of May 21, 2007

Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 1.2 - ProMed Upland Shares, Schedule 1.4 - Purchase Price Allocation, Schedule 2.4 -

ProMed Upland Consent Requirements, Schedule 2.8 - Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9 - Actions or Proceedings for Taxes, Schedule 2.12(b) - Aggregate Tangible Personal Property, Schedule 2.13 - Intellectual Property, Schedule 2.14 - Material Contracts, Schedule 2.15(a) - Existing/Threatened Claims, Schedule 2.15(b) - Existing/Threatened Claims contd., Schedule 2.17(a) - Employees, Schedule 2.17(b) - Employees contd., Schedule 2.17(c) - Employees contd., Schedule 2.18 - Insurance, Schedule 2.19 - Management; Powers of Attorney, Schedule 2.23 - Confidentiality and Non-Compete Agreements, Schedule 2.24 - Inspections, Schedule 22.7 - Permits, Schedule 2.28- Fraud and Abuse, Schedule 2.32 - Bank Accounts, Schedule 3.3 - Group Consent Requirements, Schedule 5.13(a) - Physician Retention Bonus, Schedule 5.13(b) - Amendment to Primary Care Provider Agreement of ProMed Upland and if applicable, ProMed Pomona., Exhibit A - Piggy-Back Registration Rights, Exhibit C [sic] - Form of Prasad Non-Compete Agreement, Exhibit C - Form of Thapar Non-Compete Agreement, Exhibit E - Form of Bahremand Non-Compete Agreement, Exhibit F - Prasad Employment Agreement, Exhibit G - Thapar Employment Agreement, Exhibit H - Bahremand Employment Agreement, Exhibit I - Investment Representation Certificate, Exhibit J - ProMed Upland Legal Opinion Matters, Exhibit K - Group/Holdings Legal Opinion Matters

2.4

Form of Agreement and Plan of Reorganization by and among Prospect Medical Holdings, Inc., Prospect Hospitals System, LLC, Alta HealthCare System, Inc. and the Shareholders of Alta HealthCare System, Inc., dated as of July 25, 2007

3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.

3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(2)

3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc. (2)

4.1	Specimen Common Stock Certificate(1)

10.1

Form of Credit Agreement dated as of June 1, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent and L/C Issuer, Banc of America Capital Solutions LLC as a Lender and certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager

10.2

Form of Security Agreement dated as of June 1, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and their affiliates as Pledgors, and Bank of America, N.A. as Administrative Agent

10.3	Form of Pledge Agreement dated as of June 1, 2007 between Prospect Medical Holdings, Inc. as Pledgor and Bank of America, N.A. as Administrative Agent

10.4	Form of Pledge Agreement dated as of June 1, 2007 between ProMed Health Services Company as Pledgor and Bank of America, N.A. as Administrative Agent

10.5	Form of Pledge Agreement dated as of June 1, 2007 between Prospect Medical Group, Inc. as Pledgor and Bank of America, N.A. as Administrative Agent

10.6	Form of Guaranty of Prospect Medical Group, Inc. and affiliates in favor of Bank of America, N.A. as Administrative Agent, dated as of June 1, 2007

10.7

Form of Second Amended and Restated Assignable Option Agreement, dated as of June 1, 2007, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc., and Jacob Y. Terner, M.D. as Shareholder

10.8

Form of Collateral Assignment of ProMed Acquisition Documents, dated as of June 1, 2007, by and between Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., as Assignors, and Bank of America, N.A., as Administrative Agent

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

(2)           Previously filed as an exhibit to our Form 8-K current report on August 10, 2006, and incorporated herein by reference.