Form 10-K
period 2007-09-30
PROSPECT MEDICAL HOLDINGS INC
filed 2008-06-02
CIK 1063561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission File Number 1-32203

PROSPECT MEDICAL HOLDINGS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	33-0564370 (IRS Employer Identification No.)
10780 Santa Monica Blvd., Suite 400 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)
(310) 943-4500 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, Par value $0.01 per share	American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The aggregate market value of common stock held by non-affiliates of the Registrant as of March 30, 2007 (the last business day of our most recently completed second fiscal quarter) was approximately $26,709,045 based upon the closing price for shares of our common stock as reported by the American Stock Exchange on such date.

        As of May 23, 2008, 11,782,567 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Not applicable

Table of Contents

Form 10-K

PART I

Item 1.    Business.

Overview

        Our business consists principally of providing hospital services and health care management services. We provide management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics and, following our August 8, 2007 acquisition of Alta Healthcare System, Inc., we own and operate four community-based acute care hospitals in Southern California.

        With our acquisition of Alta Healthcare System, Inc., our operations are now organized into two reporting segments: IPA Management and Hospital Services. You will find information concerning the financial results and the total assets of each segment in Note 15 to the Consolidated Financial Statements. These two complementary reporting segments enable us to offer a comprehensive medical services platform.

        IPA Management—Our fifteen affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments.

        Our IPAs sub-contract with physicians (primary care and specialist) and other health care providers to provide all required medical services for the HMO enrollees. Our medical clinics employ their primary care physicians, which provide the vast majority of their medical services, but also contract with specialist physicians and other health care providers to provide certain other required medical services for the HMO enrollees.

        Through our three management subsidiaries—Prospect Medical Systems, Sierra Medical Management and ProMed Health Care Administrators—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee.

        Hospital Services—We own and operate four urban acute-care community hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Our three hospitals in Hollywood, Los Angeles and Norwalk offer a comprehensive range of medical and surgical services, including general acute care hospital services, pediatrics, obstetrics and gynecology, pediatric sub-acute care, general surgery, medical-surgical services, orthopedic surgery, and diagnostic, outpatient, skilled nursing and urgent care services. Our hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area.

        All of our hospitals are accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored payment programs, such as the Medicare and Medicaid programs. Our hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, HMOs and Preferred Provider Organizations ("PPOs").

        Our principal executive offices are located at 10780 Santa Monica Blvd., Suite 400, Los Angeles, CA 90025. Our telephone number is (310) 943-4500. Our web site address is www.prospectmedicalholdings.com. A copy of this filing is posted on our web site.

        A chart of the organizational structure of our business is set forth on the next page, followed by a narrative summary of the chart.

ORGANIZATIONAL STRUCTURE OF OUR BUSINESS

Affiliated Physician Organizations
Prospect Medical Holdings, Inc (PMH)
A Delaware corporation
(holding company for all management company subsidiaries)
Physician Nominee Shareholder
100% owner of PMG, Chairman & CEO of PMG and all the Affiliated Physician Organizations owned 100% by PMG
Assignable Option Agreement granted by Nominee Shareholder & PMG to PMS
Prospect Medical Group (PMG)
A California professional medical corporation
(affiliated physician organization and holding company for all other affiliated physician organizations)
Alta Hospitals System, LLC (ALTA)
A California limited-liability company
(holding company wholly-owned by PMH)
Alta Hollywood Hospitals, Inc.
A California corporation
(operating company wholly-owned by ALTA)
Alta Los Angeles Hospitals, Inc.
A California corporation
(operating company wholly-owned by ALTA)
Prospect Medical Systems (PMS)
A Delaware corporation
(management company wholly-owned by PMH)
Sierra Medical Management (SMM)
A Delaware corporation
(management company wholly-owned by PMH)
ProMed Health Services Company (PMSC)
A California corporation
(holding company wholly-owned by PMH)
ProMed Health Care Administrators, Inc.
A California corporation
(management company wholly-owned by PMSC)
Prospect Hospital Advisory Services, Inc.
A Delaware corporation
(hospital advisory services company wholly-owned by PMH)
PMS provides management services under contracts with:
1. Prospect Medical Group
2. Prospect Health Source Medical Group
3. Prospect Professional Care Medical Group
4. Nuestra Familia Medical Group
5. Prospect NWOC Medical Group
6. Santa Ana/Tustin Physician Group
7. AMVI/Prospect Health Network
8. APAC Medical Group
9. StarCare Medical Group
10. Genesis Healthcare of Southern California
SMM provides management services under contracts with:
1. Sierra Primary Care Medical Group
2. Pegasus Medical Group
3. Antelope Valley Medical Associates
PHCA provides management services under contracts with:
1. Pomona Valley Medical Group
2. Upland Medical Group
Prospect Health Source Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Prospect Professional Care Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Nuestra Familia Medical Group
A California professional medical corporation
(55% by PMG)
APAC Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Prospect NWOC Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Sierra Primary Care Medical Group
A California professional medical corporation
(wholly-owned by PMG)
StarCare Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Pegasus Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Santa Ana/Tustin Physicians Group
A California professional medical corporation
(wholly-owned by PMG)
Antelope Valley Medical Associates
A California professional medical corporation
(wholly-owned by PMG)
AMVI / Prospect Health Network
A joint venture partnership owned 50% by Santa Ana/Tustin Physicians Group and 50% by AMVI/INC Health Network, Inc.
(an unrelated California professional medical corporation)
Genesis Health Care of Southern California
A California professional medical corporation
(wholly-owned by PMG)
Pomona Valley Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Upland Medical Group
A California professional medical corporation
(wholly-owned by PMG)

Summary of the Structure of Our Business

1.
Prospect Medical Holdings, Inc. ("PMH") is the owner of 100% of the outstanding membership interests of Alta Hospitals System, LLC, a California limited liability company ("Alta"), the successor by merger to Alta Healthcare System, Inc. Alta, in turn, holds 100% of the outstanding stock of its two subsidiaries, Alta Los Angeles Hospitals, Inc. and Alta Hollywood Hospitals, Inc.

2.
Samuel S. Lee is our Chief Executive Officer and the Chairman of our Board of Directors. Mr. Lee is also the Chief Executive Officer and a director of Sierra Medical Management, a Vice-President and a director of ProMed Health Services Company, and the Chief Executive Officer and sole Manager of Alta.

3.
Jacob Y. Terner, M.D. currently is the nominee shareholder of Prospect Medical Group; Chief Executive Officer and the sole director of Prospect Medical Group and all of our other affiliated physician organizations, except that Dr. Terner is the Secretary and a director of Nuestra Familia Medical Group, which is 55% owned by Prospect Medical Group; and Chief Executive Officer of Santa Ana-Tustin Physicians Group, which is a 50% joint venture partner in AMVI/Prospect Health Network.

4.
Prospect Medical Group is an affiliated physician organization and owns 100% of the stock of all of our other affiliated physician organizations, except that Prospect Medical Group owns 55% of Nuestra Familia Medical Group and, through its subsidiary, Santa Ana-Tustin Physicians Group, owns a 50% interest in AMVI/Prospect Health Network.

5.
Prospect Medical Systems, Prospect Medical Group and Dr. Terner are parties to an Assignable Option Agreement whereby Prospect Medical Systems can change the owner/shareholder of Prospect Medical Group at any time. Prospect Medical Systems and PMH are deemed to control all the affiliated physician organizations, except AMVI/Prospect Health Network, for financial accounting purposes, dictating a consolidation of the financial statements of all these entities with PMH and its management subsidiaries. We account for our interest in AMVI/Prospect Health Network using the equity method of accounting and we record only the net results derived from our specifically identified portion of the joint venture's operations. In addition, we record the management fee revenue we earn for providing management services to our partner's specifically identified portion of the joint venture operations.

6.
All of the affiliated physician organizations operate as independent physician associations ("IPAs") except Sierra Primary Care Medical Group and Pegasus Medical Group, which also operate as medical clinics.

History and Development of Our Business

        Our business effectively commenced in 1996, when, as the surviving entity in a merger transaction, we began to implement our growth strategy through a series of acquisitions and affiliations, primarily through one of our affiliated physician organizations, Prospect Medical Group. Between 1996 and 2005, Prospect Medical Group acquired fourteen physician organizations. These acquisitions provided us with a substantial concentration of managed care enrollees in our three Southern California service areas—North and Central Orange County, West Los Angeles and the Antelope Valley region of Los Angeles County.

        In 2007 we completed two major acquisitions, described below, which resulted in the addition of managed care enrollees in San Bernardino County and in the establishment of our Hospital Services segment.

        On June 1, 2007, Prospect Medical Group completed the acquisition of ProMed Health Services Company, a California corporation ("ProMed") and its subsidiary, ProMed Health Care Administrators, Inc., and two affiliated IPAs, Pomona Valley Medical Group, Inc. ("PVMG") and

Upland Medical Group, A Professional Medical Corporation ("UMG"), for consideration of $48,000,000, consisting of $41,040,000 of cash and 1,543,237 shares of Prospect Medical Holdings common stock, valued at $6,960,000, or $4.51 per share. As a result of the acquisition, ProMed became a wholly-owned subsidiary of Prospect Medical Holdings and PVMG and UMG became wholly-owned subsidiaries of Prospect Medical Group. At the time of the acquisition, PVMG and UMG had approximately 80,000 HMO enrollees.

        On August 8, 2007, we acquired Alta by way of a merger of Alta Healthcare System, Inc., a California corporation into our newly formed, wholly-owned subsidiary, Prospect Hospitals System, LLC, a California limited liability company ("Sub"), with Sub was the surviving entity. Concurrently with this merger, the name of Sub was changed to Alta Hospitals System, LLC ("Alta"), and we repaid approximately $41,500,000 of Alta's existing debt. Total merger consideration, exclusive of the Alta debt repaid, consisting of approximately $103 million, was paid one-half ($51.3 million) in cash and one-half in stock (valued, for transaction purposes only, at $5.00 per share of our Common Stock). The equity portion of the merger consideration consisted of 1,887,136 shares of Common Stock and 1,672,880 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible until such time as the stockholders vote to approve its convertibility. We have agreed to seek such stockholder approval at our next annual meeting of stockholders. After the receipt of such stockholder approval, each share of Series B Preferred Stock will become convertible into five shares of Common Stock at a conversion price of $5.00 per share of Common Stock (subject to adjustments). Thus, the 1,672,880 shares of Series B Preferred Stock issued in the merger will, assuming receipt of stockholder approval, become convertible into 8,364,400 shares of Common Stock.

        Also on August 8, 2007, in connection with the closing of the Alta acquisition, Bank of America, N.A. (the "Lender") agented $155 million of financing for us in the form of term loans totaling $145 million and a $10 million revolving line of credit facility, $3 million of which was drawn at closing. The term loans were used to refinance approximately $41.5 million of existing Alta debt, refinance approximately $47 million of our existing debt that had previously been provided by the Lender in connection with our acquisition of ProMed, and pay the cash portion of the Alta purchase price.

Our Strategy

        Our strategy is to operate as an entrepreneurial, high growth integrated healthcare delivery system by developing vertically integrated hospital and IPA systems that will generate increased returns through providing high quality, efficient care, effective utilization management, cost efficiencies and expansion. The HMOs with which we contract have increasingly expressed a desire for their managed care partners, such as us, to provide them with a combined physician-hospital solution. With our acquisition of Alta, we have the ability to provide this model, over time, as we expand our physician networks into areas where Alta has hospitals and seek hospital acquisition opportunities in areas where Prospect has physician networks.

        Prior to our acquisition of Alta in 2007, our business strategy was focused on the management and acquisition of IPAs. In that regard, our basic strategy was to target geographical regions with many IPAs and to achieve growth and scale within those regions, primarily through the acquisition of selected IPAs by Prospect Medical Group. Our June 2007 acquisition of ProMed represented our expansion into the targeted geographical region of San Bernardino County.

        With our acquisition of Alta, we have augmented our business strategy, with the addition of our Hospital Services segment to our pre-existing IPA Management segment. Our business strategy, post-Alta, contemplates growth in both of our business segments, organically and by acquisition.

  Growth Through Integration of IPA and Hospital Operations

        We seek to obtain organic growth primarily through improvement in the operating efficiency of both our IPA Management and Hospital Operations segments, and same store revenue growth at our hospitals. With our acquisition of Alta, we have undertaken the following initiatives to increase the organic growth and profitability of both of our reporting segments:

  •
  Development and growth of IPA networks around the Alta hospitals, leveraging existing physician relationships, to compress development time and costs;

  •
  Utilization of our existing IPA networks to drive business to our hospital facilities when geographic and market conditions are favorable;

  •
  Utilization of our existing IPA networks to enhance payer diversification for our hospitals;

  •
  Increasing admission and discharge levels in existing hospitals by continuing to recruit physicians through our physician-centric hospital operating model;

  •
  Selective development of additional surgical and medical hospital programs to optimize operating income; and

  •
  Negotiation of expanded arrangements with our HMO partners by offering a combined physician-hospital healthcare solution for their members.

  Growth Through Increasing Hospital Participation in Managed Care

        Our hospitals do not have significant relationships with managed care organizations, including Medicaid managed care and Medicare Advantage Plans. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced management team reviews and approves all managed care contracts, which are organized and monitored using a central database.

  Growth Through Improvement of Operations of Existing IPA and Hospital Services

        We seek to increase the operating revenues and profitability of our IPAs and owned hospitals by the introduction of new services, improvement of existing services, physician recruitment and the application of financial and operational controls.

  Growth Through Improvement of the Quality and Efficiency of IPA and Hospital Services

        We continue to implement programs at our hospitals designed to improve financial performance and efficiency while providing quality care, including more efficient use of professional and para-professional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. In addition, we will continue to emphasize innovation in our response to the rapid changes in regulatory trends and market conditions, while fulfilling our commitment to patients, physicians, employees, communities and our stockholders.

  Growth Through Acquisitions

        Our consolidated business has grown through the acquisition of IPAs and hospitals. We intend to continue our strategy of growth through acquisition of IPAs and hospitals when acquisition opportunities present themselves and acquisition funding is available to us.

        We believe that different IPAs and hospitals present different medical cultures and are best served by local medical management. Therefore, our preference, wherever possible, is to attempt to retain the senior medical management of the entities that we acquire, or with which we affiliate.

        We have chosen to concentrate our growth geographically by limiting our acquisitions to certain areas in Southern California.

        IPA Acquisitions.    According to industry studies, as of December, 2007, there were approximately 150 small, medium and large IPAs in California. Many IPAs cannot, or have been unwilling to, invest significantly to enhance their facilities, information technology, or other critical areas in order to grow. Smaller IPAs are often disadvantaged in that they have fewer members and revenue over which to spread high fixed costs and the increasing cost of governmental regulation. Additionally, because of their size, many smaller IPAs do not have as much leverage in physician and HMO contracting negotiations. Owners of IPAs that fall into this category may be acquisition candidates for us.

        As Prospect gets larger in the markets in which we operate, our increasing size should allow us to manage the high fixed costs and cost of governmental regulation, while also providing additional benefits to our physician and HMO partners.

        To date, we have focused on acquisition candidates in Southern California. We select acquisition candidates based in large part on the following broad criteria:

  •
  A history of profitable operations or predictable synergies such as opportunities for economies of scale through a consolidation of management functions;

  •
  A competitive marketplace environment with a high concentration of hospitals and physicians; and

  •
  A geographic proximity to current operations, or a material share held by the potential acquisition candidate in its local market. Our subsidiary Prospect Medical Systems conducts substantially all of its operations in Orange and Los Angeles Counties of Southern California. Our subsidiaries Sierra Medical Management ("SMM") and ProMed Health Care Administrators, Inc. conduct their medical management operations in the Antelope Valley region of Los Angeles County, and Inland Empire region of San Bernardino County, respectively. SMM shares some functions with Prospect Medical Systems in Orange County. Our June 2007 acquisition of ProMed has, in this regard, provided us with a platform to expand into San Bernardino County.

        To support our growth strategy, we have invested significantly in the expansion of our operational infrastructure, implementing a sophisticated management information system called IDX Systems Managed Care Application ("IDX"). IDX processes and monitors virtually all facets of our IPA management operations, including claims management and eligibility. The IDX system provides timely operating information and trend data, to enable rapid and proactive management action, where necessary. Additionally, we have developed significant specific industry knowledge and expertise within our key operating departments to manage the key areas of our affiliated physician organizations. These departments include:

  •
  Clinical operations, including case management, member services and quality control;

  •
  Claims adjudication and processing;

  •
  Contracting and credentialing, including provider relations;

  •
  Eligibility;

  •
  Finance and accounting;

  •
  HMO relations;

  •
  Information technology;

  •
  Physician networks, including business development and marketing.

        On behalf of our affiliated physician organizations, we managed data for approximately 159,000 HMO enrollees (exclusive of ProMed) as of September 30, 2007. We estimate that our IDX system has the capacity to process the data of at least an additional 350,000 HMO enrollees. Therefore, we believe that the cost per enrollee of adding a large number of new enrollees would be significantly less than our current cost per enrollee. ProMed utilizes another nationally recognized system EZ-CAP to manage their approximately 80,000 members; and believes that their current system has considerable capacity for expansion of membership.

        Hospital Acquisitions.    Our Alta acquisition provides us with the necessary expertise to acquire and operate additional hospitals in core areas. We will seek hospital acquisition candidates meeting most or all of the following criteria:

  •
  Hospitals that are failing to achieve their marketplace potential;

  •
  Hospitals where our physician-centric operating model can be successfully applied; and

  •
  Hospitals located in a service area where we have the potential to create geographic clusters or to become the primary provider in that area.

Our Market

        We operate our business in Southern California, which is a mature managed care market. According to the California Department of Finance (Demographic Research Unit), the California population was approximately 37.7 million as of January 2007, representing an increase of approximately 470,000 from January 2006. According to the latest survey by Cattaneo and Stroud, Inc. (a for-profit California managed care industry research group funded, in part, by the California Healthcare Foundation), approximately 17.4 million individuals, or approximately 46% of California residents were enrolled in HMOs as of March 2006, representing a decrease of approximately 69,000 HMO enrollees compared to March 2005. HMO enrollment in California has declined slightly over the past three years, which has been attributed to the economy, unemployment, and a consumer move to preferred provider organizations ("PPOs"), which are another type of managed care plan modeled after the original fee-for-service indemnity plans, but requiring physicians to accept discounted fees. PPO customers pay higher premiums, co-payments and increased deductibles in exchange for a greater ability to choose their own physicians, whereas HMO enrollees receive virtually all necessary healthcare coverage with minimal co-payments.

        Another reason we believe that California offers significant opportunity for us is because physicians and hospitals have established practice and referral patterns that are consistent with providing services within a managed care framework. With a substantial portion of the California population utilizing either an HMO or a PPO, managed care is commonplace.

Description of Our Business—Our IPA Management Segment

  Overview

        We operate our business in the managed health care industry. The managed health care industry represents a shift away from the traditional fee-for-service method of paying for health care to managed health care models, such as HMOs, that rely on the concept that pre-payment based on prior negotiation is an effective way of reducing administrative costs and controlling health care costs.

        HMOs offer a comprehensive health care benefits package in exchange for a fixed prepaid monthly fee or premium per enrollee that does not vary regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups, or directly with individuals, to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. HMOs contract directly with medical clinics, independent physician associations, hospitals and other health care providers to provide medical care to HMO enrollees. The contracts with independent physician associations ("IPAs"), for example, provide for payment by the HMOs to the IPAs a fixed monthly fee per enrollee, which is called a capitation payment. Once negotiated, the total payment is based on the number of enrollees covered, regardless of the actual need for and utilization of covered services. This requires the IPAs to assume the financial risk that all necessary health care services, and the management costs associated with the provision of services under the HMO contracts, can be provided at a cost less than the amount paid to the physician organizations by the HMOs.

        Physicians, especially those in small to mid-sized IPAs, have limited time and expertise to support the management functions required in the current managed care environment. Physicians increasingly are responding to these pressures within the managed care industry by affiliating with organizations such as our company to mitigate their economic risk and to perform the non-medical management and administrative tasks that arise from the delegated managed care model. We control our affiliated physician organizations through, among other things, an assignable option agreement with Prospect Medical Group, which serves as a holding company for our affiliated physician organizations. See "Assignable Option Agreement," below.

        Through our management subsidiaries, we provide necessary management services to our affiliated physician organizations in return for a management fee. The management services we provide include the negotiation of contracts with physicians and HMOs, physician recruiting and credentialing, human resources services, claims administration, financial services, provider relations, member services, medical management including utilization management and quality assurance, data collection and management information systems. See "Management Services Agreements" and "Risk Management," below. Our affiliated physician organizations, with our assistance, contract with physicians in order to provide medical services to HMO enrollees as required under the applicable HMO contracts. See "Provider Agreements," below.

  Our Affiliated Physician Organizations

        Our three management subsidiaries currently provide management services to fifteen affiliated physician organizations, including Prospect Medical Group, including the thirteen affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization that is a joint venture in which Prospect Medical Group owns a 50% interest. We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations. Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

        Physician organizations, by California law, may only be owned by physicians. We have designated Jacob Y. Terner, M.D., the Chief Executive Officer of Prospect Medical Group, to be the owner of all of the capital stock of Prospect Medical Group. As such he indirectly controls Prospect Medical Group's ownership interest in each of our other affiliated physician organizations. Dr. Terner is also the Chief Executive Officer of all of the affiliated physician organizations that Prospect Medical Group owns (except Nuestra Familia Medical Group where he is the Secretary) and of one of the two general partners of our joint venture affiliated physician organization.

        We control each of our affiliated physician organizations through an assignable option agreement that we have entered into through our management subsidiary, Prospect Medical Systems, with Dr. Terner and Prospect Medical Group. See "Assignable Option Agreement," below. For financial reporting purposes, we are deemed to control Prospect Medical Group under U.S. Generally Accepted Accounting Principles (see Item 7, "Financial Information—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Consolidation of Financial Statements") and are therefore required to consolidate the financial statements of Prospect Medical Group with those of our management subsidiaries.

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

        All of our affiliated physician organizations enter into contracts with HMOs to provide medical services to enrollees of the HMOs. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. Increased capitation rates under the HMO agreements are usually negotiated at the end of the initial term of such HMO agreements, typically taking the form of new agreements or amendments for additional two-year terms.

        The HMO agreements generally provide for a termination by the HMOs for cause at any time, although we have never experienced a for-cause termination. The HMO agreements generally allow either the HMOs or the affiliated physician organizations to terminate the HMO agreements without cause within a four to six month period immediately preceding the expiration of the term of the agreement.

        As of September 30, 2007, our affiliated physician organizations employed 13 physicians, and had independent contracts with approximately 71,000 physicians.

        The physicians of the affiliated physician organizations are exclusively in control of and responsible for all aspects of the practice of medicine, subject to specialist guideline referrals developed by multi-specialty medical committees composed of our contracted physicians and chaired by one of our medical directors.

        Information about our fifteen affiliated physician organizations is listed in the tables below. Except where noted, each organization is a medical corporation owned by a single shareholder, currently, Jacob Y. Terner, M.D.

	As of September 30, 2007
Affiliated Physician Organizations	Primary Care Physicians	Specialists	Enrollees	Area of Operations
Prospect Medical Group, Inc.	313	8,832	35,900	Orange, Los Angeles & Riverside Counties
Prospect Health Source Medical Group, Inc.	76	7,707	17,900	West Los Angeles
Sierra Primary Care Medical Group, Inc.(1)	16	7,243	10,800	Antelope Valley (Los Angeles County)
Pegasus Medical Group, Inc.	3	7,215	2,700	Antelope Valley (Los Angeles County)
Nuestra Familia Medical Group, Inc(2).	68	6,598	4,800	East Los Angeles
Antelope Valley Medical Associates, Inc.	11	7,224	6,500	Antelope Valley (Los Angeles County)
AMVI / Prospect Health Network(3)	447	2,847	9,900	Orange County
Prospect Professional Care Medical Group	189	9,615	24,200	East Los Angeles & Orange County
Prospect NWOC Medical Group, Inc	116	9,037	8,500	North Orange County
StarCare Medical Group, Inc.(4)	152	8,754	23,200	North Orange County
Genesis HealthCare of Southern California	192	8,114	14,800	North Orange County
Pomona Valley Medical Group	112	231	65,400	San Bernardino County
Upland Medical Group	82	181	16,200	San Bernardino County
Less: Physicians counted at multiple IPAs	(747)	(12,888)	—

Total	1,030	70,710	240,800

(1)
Excludes 13 full time physicians employed by Sierra Primary Care Medical Group and Pegasus Medical Group.

(2)
55% owned by Prospect Medical Group.

(3)
50% owned Joint venture partnership with AMVI/IMC Health Network, originally formed to service Medi-Cal (Medi-Cal is the California Medicaid program), Healthy Families and OneCare members under the CalOptima contract. Effective January 1, 2007, the Medi-Cal and Healthy Family enrollees that we manage for our own economic benefit were reassigned from the joint venture to Prospect Medical Group and similarly, the Medi-Cal and Healthy Family enrollees that we manage for the economic benefit of our partner were reassigned to AMVI Care Health Network ("AMVI Care"). Included in the total enrollment were approximately 2,200 enrollees that we manage for our own economic benefit, and approximately 7,700 enrollees in the joint venture and in AMVI Care that we manage for the economic benefit of our partner, for which we earn management fee income.

(4)
StarCare and APAC historically shared many of their specialist physicians. APAC enrollees were moved to StarCare beginning in December 2006.

Enrollment Statistics
As of September 30

	2001	2002	2003	2004	2005	2006	2007
Commercial	105,000	102,000	136,200	168,500	144,900	140,300	184,300
Medicare	9,800	7,000	11,200	15,500	12,500	14,100	23,700
Medi-Cal	6,300	8,500	13,700	14,400	14,500	17,000	32,800

Totals	121,100	117,500	161,100	198,400	171,900	171,400	240,800

        The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that, starting in 1999, we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was 4,000, 5,600, 7,100, 7,100, 7,300, 7,100 and 7,700 as of September 30, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

Revenue Concentration Statistics of our Affiliated Physician Organizations
For the Fiscal Years Ended September 30, 2005, 2006, and 2007

        Currently, our affiliated physician organizations have contracts with approximately fifteen HMOs, from which our revenue is primarily derived. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services to the HMO enrollees by the affiliated physician organization in consideration for the prepayment of the fixed monthly capitation fee paid by the HMOs.

        For the fiscal years ended September 30, 2005, 2006 and 2007 our affiliated physician organizations recognized capitation revenue of $129,143,656, $131,436,858 and $160,905,653, respectively. During those periods, the four largest HMOs of our affiliated physician organizations, PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 79%, 79% and 73% of total capitation revenue, respectively:

	Capitation Revenue		Capitation Revenue		Capitation Revenue
	Year Ended September 30, 2005	% of Total Capitation Revenue	Year Ended September 30, 2006	% of Total Capitation Revenue	Year Ended September 30, 2007(1)	% of Total Capitation Revenue
PacifiCare	$40,155,679	31%	$39,337,714	30%	$41,698,230	26%
Health Net	25,224,324	20%	27,113,638	21%	34,153,902	21%
Blue Cross	21,365,598	17%	20,948,066	16%	24,436, 362	15%
Blue Shield	14,802,756	11%	15,954,577	12%	18,268,356	11%

Totals	$101,548,357	79%	$103,353,995	79%	$118,556,850	73%

(1)
Fiscal year 2007 amounts include ProMed since its June 1, 2007 acquisition.

        As of December 1, 2007, our affiliated physician organizations were listed by Cattaneo & Stroud as having a combined market share (based on number of HMO enrollees served) of approximately 8.2 percent in Orange County (114,100 enrollees compared to 1,399,100 total enrollees in Orange County), approximately 1.0 percent in Los Angeles County (45,100 enrollees compared to 4,944,050 total enrollees in Los Angeles County), and approximately 8.0 percent in San Bernardino County (81,600 enrollees compared to 1,014,900 total enrollees in San Bernardino County).

  Assignable Option Agreement

        The assignable option agreement is an essential element of our "single shareholder model." The assignable option agreement between our management subsidiary, Prospect Medical Systems, and Prospect Medical Group provides Prospect Medical Systems the right, at will and on an unlimited basis, to designate a successor physician to purchase the capital stock of Prospect Medical Group for nominal consideration ($1,000) and thereby determine the ownership of Prospect Medical Group. The assignable option agreement terminates or expires coterminous with the management services agreement between Prospect Medical Systems and Prospect Medical Group, which has a thirty-year term with successive automatic ten-year renewal terms. There is no limitation on whom we may name as a successor shareholder except that any successor shareholder must be duly licensed as a physician in the State of California or otherwise be permitted by law to be a shareholder of a professional corporation.

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

        Jacob Y. Terner, M.D. is currently the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group. He is Chief Executive Officer of each of our other affiliated physician organizations, except for AMVI/Prospect Health Network and Nuestra Familia Medical Group. As such, Dr. Terner has a fiduciary duty to protect the interests of each entity and its shareholders. Effective May 12, 2008, Dr. Terner resigned from his positions as director and officer of Prospect Medical Holdings, Inc. and its subsidiaries and agreed to continue to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and other affiliated physician organizations, as described above, until a suitable replacement can be found.

        We believe that the cumulative effect of the assignable option agreement and the fiduciary duty imposed on Dr. Terner (and any physician replacing him) as the single physician shareholder of Prospect Medical Group is sufficient to safeguard our control over all business decisions of the affiliated physician organizations, including any currently unforeseeable insolvency, liquidation or dissolution of Prospect Medical Group.

  Management Services Agreements

        Upon completion of every IPA acquisition, one of our three management subsidiaries (Prospect Medical Systems, Sierra Medical Management, and, possibly in the future, ProMed Health Care Administrators) enters into a long-term management services agreement with the newly-acquired physician organization. Our management subsidiaries provide management services to our affiliated IPAs and affiliated medical clinics under management services agreements that transfer control of all non-medical components of the business of the affiliated physician organizations to our management subsidiaries to the full extent permissible under federal and state law.

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

  •
  Utilization management and quality assurance;

  •
  Medical management;

  •
  Physician contracting;

  •
  Physician credentialing;

  •
  HMO contracting;

  •
  Claims administration;

  •
  Financial services;

  •
  Provider relations;

  •
  Management information systems;

  •
  Patient eligibility and services;

  •
  Member services; and

  •
  Physician recruiting.

        In return for these management and administrative support services we receive a management fee. Our current standard management fee is 15% of each organization's gross revenues, which we receive from each of our affiliated physician organizations, with the exception of Prospect Health Source Medical Group (12.5%), Nuestra Familia Medical Group (12%) and AMVI/Prospect Health Network (approximately 8.5%).

        In addition to these management fees, we receive an incentive bonus based on the net profit or loss of each wholly-owned affiliated physician organization. We are allocated a 50% residual interest in the profits above 8% of the profits or a 50% residual interest in the net losses, after deduction for costs to the management subsidiary and physician compensation.

        ProMed Health Care Administrators receives a management fee of 12%, with no profit split. Because of the ownership of a controlling financial interest by Prospect Medical Group or Dr. Terner in all of our affiliated physician organizations, other than AMVI/Prospect Health Network, we have the ability to adjust our management fees (other than for AMVI/Prospect Health Network) should we determine that an adjustment is appropriate and warranted, based on increased costs associated with managing the affiliated physicians organizations. In the case of AMVI/Prospect Health Network, because Prospect Medical Group's ownership interest is a 50% interest, in the event we determine that an adjustment of the management fee for AMVI/Prospect Health Network is appropriate, an adjustment would require negotiation with the joint venture partner.

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

        The management services agreements with our affiliated physician organizations that are 100% owned by Prospect Medical Group each have a thirty-year term and renew automatically for successive ten-year terms unless either party elects to terminate them 90 days prior to the end of their term. The management services agreements with those affiliated physician organizations in which Prospect Medical Group has less than a 100% interest have different terms. Our contract with Nuestra Familia is for only ten years; however, because Prospect Medical Group is a 55% shareholder, any renewal or termination must be approved by us. Similarly, our joint venture with AMVI is year-to-year, but because Prospect Medical Group is a 50% owner of that joint venture, we cannot be terminated without approval of the board of directors, of which Prospect Medical Group represents 50%. The management services agreements are terminable by the unilateral action of the particular physician organization prior to their normal expiration if we materially breach our obligations under the agreements or become subject to bankruptcy-related events, and we are unable to cure a material breach within sixty days of the occurrence. All management fees are eliminated in consolidation in our financial statements.

  Risk Management

        We must control the medical expense or medical risk of our affiliated physician organizations. We use sub-capitation as our primary technique to control this risk. Sub-capitation is an arrangement that exists when an organization that is paid under capitated contracts with an HMO, in turn contracts with other providers on a capitated basis, for a portion of the original capitated premium. Historically, approximately half of the medical costs of our affiliated physician organizations are sub-capitated.

        The medical costs of our affiliated physician organizations which are not sub-capitated are controlled in various ways. For those specialties for which we cannot, or do not choose to obtain a sub-capitated contract, we negotiate discounted fee-for-service contracts. Further, by contract, our affiliated physician organizations generally do not assume responsibility for the costs of providing medical services ("medical costs") that occur outside of their service area, which has been defined as a 30-mile radius around the office of the HMO enrollee's primary care physician. All non-emergent care requires prior authorization, in order to limit unnecessary procedures and to direct the HMO enrollee requiring care to the physicians contracted with our affiliated physician organizations, and to the most cost effective facility. Our affiliated physician organizations utilize board certified pulmonologists and internists, trained in intensive care to maintain control over the patient's stay in the hospital, reducing unnecessary consultations and facilitating the patient's treatment and discharge. We also review medical costs monthly on a region by region basis and compare those costs to the trend of patient utilization of medical services in each region. In those instances where the patient utilization is trending very low, we determine whether it would be less expensive for our affiliated physician organizations to pay their providers on a discounted fee-for-service basis rather than on a capitated basis.

        In addition, our affiliated physician organizations' agreements with HMOs and hospitals contain risk-sharing arrangements under which the affiliated physician organizations can earn additional compensation by coordinating the provision of high quality, cost-effective health care to enrollees, but, in certain very limited cases, they may also be required to assume a portion of any loss sustained from these arrangements. Risk-sharing arrangements are based upon the cost of hospital services or other services for which our physician organizations are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds a budget, which results in a "deficit," and permit the parties to share in any amounts remaining in the budget, known as a "surplus," which occurs when actual cost is less than the budgeted amount. The amount of non-capitated and hospital costs in any period could be affected by factors beyond our control, such as changes in treatment protocols, new technologies and inflation. To the extent that such non-capitated and hospital costs are higher than anticipated, revenue paid to our affiliated physician organizations may not be sufficient to cover the risk-sharing deficits they are responsible for paying, which could reduce our revenues and profitability. It is our experience that "deficit" amounts for hospital costs are applied to offset any future "surplus" amount we would otherwise be entitled to receive. We have historically not been required to reimburse the HMOs for any hospital cost deficit amounts. Most of our contracts with HMOs specifically provide that we will not have to reimburse the HMO for hospital cost deficit amounts.

        In addition to hospital risk-sharing arrangements, many HMOs also provide a risk-sharing arrangement for pharmaceutical costs. Unlike hospital risk pools, where nearly all the HMO contracts mandate participation by our affiliated physician organizations in the risk sharing for hospital costs, a lesser number of the HMO contracts mandate participation in a pharmacy risk-sharing arrangement, and although (unlike hospital pools) our affiliated physician organizations are generally responsible for their 50% allocation of pharmacy cost deficits, the deficit amounts related to pharmacy costs have to date not been material.

        HMOs may insist on withholding negotiated amounts from the affiliated physician organizations' professional capitation payments, which the HMOs are permitted to retain, in order to cover the affiliated physician organizations' share of any risk-sharing deficits; and hospitals often demand cash settlements of risk sharing deficits as a "quid pro quo" for joining in these arrangements. Whenever possible, we seek to contractually reduce or eliminate our affiliated physician organizations' liability for risk-sharing deficits.

  Provider Agreements

        The physicians of our affiliated physician organizations are exclusively in control of and responsible for all aspects of the practice of medicine, and are subject to specialist guideline referrals developed by multi-specialty medical committees composed of our contracted physicians and chaired by one of our medical directors. Each affiliated physician organization enters into the following types of contracts for the provision of physician and ancillary health services:

        Primary Care Physician Agreement.    A primary care physician agreement provides for primary care physicians contracting with independent physician associations to be responsible for both the provision of primary care services to enrollees and for the referral of enrollees to specialists affiliated with the independent physician association, when appropriate. Primary care physicians receive monthly sub-capitation for the provision of primary care services to enrollees assigned to them.

        Specialist Agreement.    A specialist agreement provides for a specialty care physician contracting with the independent physician association to receive either sub-capitated payments or discounted fee-for-service payments for the provision of specialty services to those enrollees referred to them by the independent physician association's primary care physician.

        Ancillary Provider Agreement.    An ancillary provider agreement provides for ancillary service providers—generally non-physician providers such as physical therapists, laboratories, etc.—to contract with an independent physician association to receive either monthly sub-capitated, discounted fee-for service or case rate payments for the provision of service to enrollees on an as-needed basis.

  Competition

        The managed care industry is highly competitive and is subject to continuing changes with respect to the manner in which services are provided and how providers are selected and paid. We are subject to significant competition with respect to physicians affiliating with our physician organizations. Generally, both we and our affiliated physician organizations compete with any entity that enters into contracts with HMOs for the provision of prepaid health care services, including:

  •
  Other companies that provide management services to health care providers but do not own the affiliated physician organization;

  •
  Hospitals that affiliate with one or more physician organizations;

  •
  HMOs that contract directly with physicians; and

  •
  Other physician organizations.

        We believe that we offer competitive services in the Southern California managed care market based upon our historical stability, our competitive compensation relative to other organizations, and our high quality of service.

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

        Based on the December 2007 Cattaneo and Stroud estimates, total HMO enrollment in Los Angeles County was approximately 4,944,050, of which Prospect had approximately 45,100 enrollees, or approximately 1%. Our five largest competitors in Los Angeles County are Kaiser Foundation, Healthcare Partners Medical Group, Heritage Provider Network, La Vida Medical Group, and Facey Medical Foundation. HMO enrollment in Orange County was estimated at approximately 1,399,100 of which Prospect had approximately 114,100 enrollees, or approximately 8.2%. Our five largest competitors in Orange County are Kaiser Foundation, St. Joseph Heritage Healthcare, Monarch Healthcare, Greater Newport Physicians Medical Group, and Bristol Park Medical Group. HMO enrollment in San Bernardino County was estimated at approximately 1,014,900 of which Prospect had approximately 81,600 enrollees, or approximately 8.0%. Our five largest competitors in San Bernardino County are Beaver Medical Group, Chino Medical Group, New Horizon Medical Group, PrimeCare of San Bernardino and Regal Medical Group.

        Based on the December 2007 Cattaneo and Stroud statistics, we believe that the combined enrollment of our affiliated physician organizations is the eighth largest in California.

        Some of our competitors are larger than us, have greater resources and may have longer-established relationships with buyers of their services, giving them greater leverage in contracting with physicians and HMOs. Such competition may make it difficult to enter into affiliations with physician organizations on acceptable terms and to sustain profitable operations.

Description of Our Business—Our Hospital Services Segment

  Overview

        The hospital services sector is comprised of at least three sub-sectors that do not generally compete with each other because they largely serve three distinct patient populations:

  •
  Tertiary Hospitals:    Tertiary hospitals are generally owned by the larger philanthropic organizations and for-profit hospital companies which tend to be well funded and utilize state of the art facilities to treat commercially insured patients and higher acuity care patients.

  •
  Community Hospitals:    Community hospitals are both for-profit and not-for-profit and operated in generally older properties, use generally less state-of-the-art equipment, and are equipped to care for patients of lower acuity. Efficient hospitals in this group are able to provide care profitably because of their significantly lower cost structures.

  •
  Public Hospitals:    Public hospitals are generally owned by government entities that are set up to treat uninsured, indigent patients with the full range of acuity needs.

        Both government and managed care payers are under pressure to reduce the cost of health coverage. One means of doing this is to match patients to the facility best suited to delivering the quality of care required in the most cost-efficient setting. Because of the focused, cost efficient structures of community hospitals, both patients and payers can benefit economically from utilizing community hospitals where feasible. In the managed care context, patient co-pays in many instances increase as the cost structure of the hospital increases, thereby providing an incentive to the patient, as well as the managed care payer, to utilize focused cost efficient community hospitals. Further, government payers generally pay tertiary hospitals higher per diem amounts for care under Medicare and Medi-Cal than the per diem amounts paid to community hospitals. Companies operating community-based hospitals are positioned to benefit from this market dynamic as focused quality, cost efficient providers.

  Our Hospitals

        Through our Alta subsidiary we own and operate four community-based hospitals in high density population areas in the greater Los Angeles area with a combined 339 available beds. Our hospitals in Hollywood, Los Angeles and Norwalk offer a comprehensive range of medical and surgical services, and our hospital in Van Nuys provides acute, inpatient and outpatient, psychiatric services. Our hospitals in Los Angeles and Norwalk are jointly licensed under Alta Los Angeles Hospitals, Inc., and our hospitals in Hollywood and Van Nuys are jointly licensed under Alta Hollywood Hospitals, Inc.

        Hollywood Community Hospital.    Hollywood Community Hospital is a 100-bed community-based hospital with an ambulatory urgent care center located in a moderate income area, approximately six miles northwest of downtown Los Angeles. The hospital serves a local community that spans a radius of approximately 10 miles. Hollywood Community Hospital offers intensive care, critical care, orthopedic and general medical and surgical services. The facility is a six-story building comprising 65,199 square feet and sits on 2.25 acres.

        Van Nuys Community Hospital.    Van Nuys Community Hospital is a 59-bed psychiatric hospital located in the San Fernando Valley, approximately twenty miles northwest of downtown Los Angeles. The hospital serves a local community that spans a radius of approximately 10 miles. Van Nuys Community Hospital has both inpatient and outpatient psychiatric programs, all of which serve fully insured patients on a voluntary basis. The facility is 44,048 square feet and sits on 1.85 acres.

        Los Angeles Community Hospital.    Los Angeles Community Hospital is a 130-bed full service acute care hospital located approximately 4.5 miles southeast of downtown Los Angeles in one of the most densely populated areas of Los Angeles County. Los Angeles Community Hospital offers intensive care, critical care, obstetrics, pediatrics, skilled nursing, orthopedic, general medical and surgical services. In addition, the hospital has a very active stand-by emergency room and sub-acute care. The facility is 60,449 square feet and sits on 1.84 acres.

        Norwalk Community Hospital.    Norwalk Community Hospital is a 50-bed acute care hospital located approximately 17 miles southeast of downtown Los Angeles. Norwalk Community Hospital offers general surgery, emergency services (paramedic receiving), intensive care, critical care, orthopedic and general medical and surgical services. In addition, the hospital has a basic emergency room. The facility is 22,326 square feet and sits on 1.88 acres.

  Selected Operating Statistics

        The table below sets forth selected operating statistics.

Year Ended September 30, 2007
Licensed beds as of the end of the period(1)	339
Admissions(2)	1,910
Adjusted admissions(3)	2,052
Emergency room visits(4)	1,862
Surgeries(5)	510
Patient days(6)	10,756
Acute care average length of stay in days(7)	4.80
Occupancy rates(8)	58.6%

    (1)
    Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.

    (2)
    Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.

    (3)
    Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient and outpatient volume.

    (4)
    The number of emergency room visits is a critical operational measure that is used by our management, investors and other readers of our financial statements to gauge our patient volume. Much of our inpatient volume is a byproduct of a patient's initial encounter with our hospitals through an emergency room visit.

    (5)
    The number of surgeries includes both inpatient and outpatient surgeries. This statistic is used by our management, investors and other readers of our financial statements as one component of overall patient volume and business trends.

    (6)
    Patient days are the total number of days that patients are admitted in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.

    (7)
    Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of our utilization of resources.

    (8)
    Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality.

  Our Hospital Operating Model

        Our hospital operating model is physician-centric. We have found that a physician friendly environment is key to recruiting physicians. We also strive to provide convenience in scheduling and collaborative patient case management in order to assist in the treatment of the patient and in the physician's time management. We have, for example, developed an admissions process that enables the physician's office to make a hospital admission with a single telephone call to our admissions coordinator. We also provide admissions through our emergency room and urgent care centers to help better evaluate medical necessity.

        Our hospital physicians are not employed by us. However, some physicians provide services in our hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals in accordance with established credentialing criteria.

        We have also developed transfer processes with a significant number of hospitals to receive patients that are more appropriately treated in one of our hospitals. Hospitals with which we have such a transfer relationship include some community hospitals that do not accept Medi-Cal patients and tertiary hospitals with high cost structures that consider certain non-tertiary-level care patients to be unprofitable. Correspondingly, our hospitals will transfer patients to another hospital with which we have a transfer relationship when the patient's individual circumstances warrant.

  Hospital Revenues and Reimbursement

        We record gross patient service charges on a patient-by-patient basis in the period in which services are rendered. Patient accounts are billed after the patient is discharged. When a patient's account is billed, our accounting system calculates the reimbursement that we expect to receive based on the type of payer and the contractual terms of such payer. We record the difference between gross patient service charges and expected reimbursement as contractual adjustments.

        At the end of each month, we estimate expected reimbursement for unbilled accounts. Estimated reimbursement amounts are calculated on a payer-specific basis and are recorded based on the best information available to us at the time regarding applicable laws, rules, regulations and contract terms. We continually review our contractual adjustment estimation process to consider and incorporate updates to laws, rules and regulations, as well as changes to managed care contract terms that result from negotiations and renewals.

        Hospital revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service and geographic location of the hospital. Our hospitals receive revenues for patient services from a variety of sources, including the federal Medicare program, state Medicaid (Medi-Cal) programs, managed care payers (including PPOs and HMOs), indemnity-based health insurance companies and self-pay patients. The basis for payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. Our hospitals are also eligible for State of California Disproportionate Share ("DSH") payments based on a prospective payment system for hospitals that serve large populations of low-income patients.

        Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, the California Medicaid program, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other managed care plans, as well as directly from patients ("self-pay"). All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than a hospital's customary charges for the services provided. Since a substantial portion of our revenue comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

        For the period August 8, 2007 through September 30, 2007, the amount of Alta's revenue from Medicare, Medicaid, self pay, and private insurers were $5,998,079 (39.3%), $8,226,765 (53.9%), $527,807 (3.4%) and $501,874 (3.3%), respectively.

  Medicare

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals. Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a "DRG," based upon the patient's condition and treatment during the relevant inpatient stay. For the federal fiscal year 2007 (i.e., the federal fiscal year beginning October 1, 2006), each DRG was assigned a payment rate using 67% of the national average charge per case and 33% of the national average cost per case. For the federal fiscal year 2008, each DRG is assigned a payment rate using 67% of the national average cost per case and 33% of the national average charge per case and 50% of the change to severity adjusted DRG weights. Severity adjusted DRG's more accurately reflect the costs a hospital incurs for caring for a patient and accounts more fully for the severity of each patient's condition. For the federal fiscal year 2009, each DRG is assigned a payment rate using 100% of the national average cost per case and 100% of the severity adjusted DRG weights. DRG payments are based on national averages and not on charges or costs specific to a hospital. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an "outlier" payment when the relevant patient's treatment costs are extraordinarily high and exceed a specified regulatory threshold.

        The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates were increased by the full "market basket index," for the federal fiscal years 2006, 2007 and 2008 or 3.7%, 3.4% and 3.3%, respectively. The Deficit Reduction Act of 2005 imposes a 2% reduction to the market basket index beginning in the federal fiscal year 2007, and thereafter, if patient quality data is not submitted. We intend to comply with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

  Medicaid

        Medicaid is a federal-state funded program, administered by the State of California, which provides medical benefits to individuals who are unable to afford healthcare. Our state Medicaid hospital payments are made under a prospective payment system similar to DRGs. Medicaid is currently funded jointly by state and federal government. The federal government and the State of California are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. We can provide no assurance that reductions to Medicaid fundings will not have a material adverse effect on our results of operations.

        Subject to the terms and conditions of the Medi-Cal contracts between the California Department of Health Services (the "State") and each of our hospitals, a significant portion of our hospital businesses are subject to termination of contracts and subcontracts at the election of the Government. The contract between the State and Alta Los Angeles Hospitals, Inc. dba Los Angeles Community Hospital and Norwalk Community Hospital was entered into on October 11, 2007, and is effective until

December 31, 2008. The contract between the State and Alta Hollywood Hospitals, Inc. dba Hollywood Community Hospital and Van Nuys Community Hospital was entered into May 10, 2007, and is effective until July 10, 2009. Thereafter, the contracts are renewed, on an annual basis, by mutual written agreement by the parties. We can provide no assurance whether these contracts will be renewed upon their expiration.

  Disproportionate Share Payments

        We receive Disproportionate Share Hospital ("DSH") adjustments that provide additional payments to hospitals that treat a high percentage of low-income patients. The adjustment is based on the hospital's DSH patient percentage, which is the sum of the number of patient days for patients who were entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A patient days. The Medi-Cal adjustment is based either on the Hospital's Medi-Cal utilization or its low-income utilization percentage. Alta hospitals qualify because its Medi-Cal utilization was greater than one standard deviation above 42% of the Hospital's total patient days. No Medi-Cal DSH payments were received by our hospitals for the period August 8, 2007 through September 30, 2007.

  Medicare Bad Debt Reimbursement

        Under Medicare, the costs attributable to the deductible and coinsurance amounts which remain unpaid by the Medicare beneficiary can be added to the Medicare share of allowable costs as cost reports are filed. Hospitals generally receive interim pass-through payments during the cost report year which were determined by the fiscal intermediary from the prior cost report filing.

        Bad debts must meet the following criteria to be allowable:

  •
  the debt must be related to covered services and derived from deductible and coinsurance amounts;

  •
  the provider must be able to establish that reasonable collection efforts were made;

  •
  the debt was actually uncollectible when claimed as worthless; and

  •
  sound business judgment established that there was no likelihood of recovery at any time in the future.

        The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals incurred an aggregate of approximately $260,507, which is subject to the 30% reduction, for the period August 8, 2007 through September 30, 2007. Amounts incurred by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

  Annual Cost Reports

        Hospitals participating in the Medicare and some Medicaid programs are required to meet specified financial reporting requirements. Federal and state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under the Medicare and Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. We can appeal any final determination made in connection with an audit. DRG outlier payments and other cost report abuses have been and continue to be the subject of audit and adjustment by the Centers for Medicare & Medicaid Services, or "CMS" (a federal agency within the U.S. Department of Health and Human Services).

  Inpatient Psychiatric

        As of September 30, 2007, we operated 2 inpatient psychiatric units. Effective for reporting periods after January 1, 2005, CMS replaced the cost-based system with a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals ("IPF PPS"). IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an "outlier" policy for extraordinarily costly cases and an adjustment to a facility's base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS payment rate was effective for the 18-month period January 1, 2005 through June 30, 2006. In May 2007, CMS released its final IPF PPS regulation for July 1, 2007 through June 30, 2008, which states that IPF PPS rates increased an average of 3.1% effective July 1, 2007. Under this program, our hospitals received an aggregate of approximately $804,864 for the period August 8, 2007 through September 30, 2007.

  Competition

        All four hospitals are located in Los Angeles County and each hospital serves its own local community.

        Within the Los Angeles Community Hospital ("LACH") service area, three urban hospitals are considered competitors of LACH. They are Mission Hospital of Huntington Park, a 127 licensed bed acute care hospital, Monterey Park Hospital, a 101 licensed bed acute care facility, and East Lost Angeles Doctors Hospital, which is licensed for 122 acute care beds and 25 skilled nursing beds.

        The Norwalk Community Hospital service area has two main competitors, Coast Plaza Doctors Hospital, located in Norwalk, and Presbyterian Intercommunity Hospital, which is located in Whittier. Coast Plaza Doctors Hospital is licensed for 123 beds, of which 12 are skilled nursing beds. Presbyterian Intercommunity Hospital is licensed for 444 beds, of which 35 are licensed as skilled nursing beds.

        In the surrounding service area of Hollywood Community Hospital, there are two main competitors, Olympia Medical Center, an acute care hospital licensed for 204 beds and Valley Presbyterian Hospital, a 350 acute care licensed bed hospital.

        Van Nuys Community Hospital is the only Psychiatric hospital in the area. There are two competing acute care facilities that offer acute psychiatric services. Mission Community Hospital in Panorama City is licensed for 60 acute psychiatric beds and Pacifica Hospital of the Valley, located in Sun Valley, is licensed for 38 acute psychiatric beds.

        We believe that each of our hospitals is able to compete within its respective service areas based upon three primary factors:

  •
  Competitive Cost Structure.    We have been historically successful in increasing operating revenue and developing improved service delivery capabilities. We have implemented stringent staffing guidelines that allow our hospitals to flex staffing levels to census on a daily basis. We are able to provide the most cost effective services with optimal quality of care through focusing and streamlining programs, services and procedures to best meet the demands of the physicians and needs of the community, with favorable volume levels. We seek to achieve our efficiencies through higher margin revenue growth and continual process improvements, rather than through defensive cost-cutting.

  •
  Quality of Service.    Our physician-centric model has allowed our hospitals to develop a reputation for delivering high-quality care and easy access to the communities they serve. We maintain a strong local following of high-quality physicians in our service areas. Our medical staffs typically practice at several hospitals concurrently, including some major tertiary facilities located within the same metropolitan areas as our hospitals.

  •
  Leverageable Platform.    The recent merger of Prospect and Alta provides synergies between Prospect's IPA business and Alta's hospital, allowing the Company the opportunity to offer patients comprehensive healthcare services through the continuum of care. The Company will seek to bridge the healthcare needs of the Prospect IPA patients with the healthcare services of the Alta hospitals. These synergies are accomplished through Hospital Services Agreements, Risk Sharing Agreements and the shared mission of high-quality, cost-effective healthcare.

Health Care Regulation

General Regulatory Overview

        Both we and our hospitals and affiliated physician organizations are subject to numerous federal and state statutes and regulations that are applicable to the management and provision of health care services and to business generally, as summarized below. The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes, and environmental protection laws. There are also extensive regulations governing a hospital's participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel, and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals and affiliated physician organizations are in substantial compliance with current federal, state, and local regulations and standards.

        In addition to the regulations referenced above, our affiliated physician organization operations may also be affected by changes in ethical guidelines and operating standards of professional and trade associations such as the American Medical Association. Changes in existing ethical guidelines or professional organization standards, adverse judicial or administrative interpretations of such guidelines and standards, or enactment of new legislation could require us to make costly changes to our business that would reduce our profitability. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our stock.

Corporate Practice of Medicine and Professional Licensing

        Federal and state laws specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under these laws, we are prohibited from practicing medicine or exercising control over the provision of medical services. We do not employ physicians to provide medical services, exert control over medical decision-making or represent to the public that we offer medical services. We have entered into management services agreements with our affiliated physician organizations that reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services to the physician organizations. We believe that our contractual arrangements with physician networks, hospitals, or physician groups are appropriate and that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee-splitting. However, changes in the corporate practice of medicine or fee-splitting laws may require modifications in our relationships with our physicians.

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

Anti-Kickback

        Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Statute") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs. In addition, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider of service over another. The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. These regulations are often referred to as the "Safe Harbor" regulations. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements risk increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

        There are several aspects of our hospitals' relationships with third parties and our relationships with physicians to which the Anti-kickback Statute may be relevant. The government may construe some of the marketing and managed care contracting activities that we historically performed as arranging for the referral of patients to the physicians with whom we had a management agreement.

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

        Noncompliance with, or violation of, the Anti-kickback Statute can result in exclusion from the Medicare and Medicaid (Medi-Cal in California) programs and civil and criminal penalties. California also has a similar anti-kickback prohibition with similar penalties. Although we believe our activities to be in compliance, if we were found to be in violation of the anti-kickback legislation, we could suffer civil penalties, criminal fines, imprisonment or possible exclusion from participation in the reimbursement programs, which could reduce our revenues, increase our costs and decrease our profitability.

Self-Referral

        Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Our hospitals' participation in and development of other financial relationships with physicians could be adversely affected by amendments to the Stark law or similar state enactments.

        The self-referral prohibition applies to our services, and we believe our relationships comply with the law. We believe our business arrangements do not involve the referral of patients to entities with whom referring physicians have an ownership interest or compensation arrangement within the meaning of federal and state self-referral laws, because referrals are made directly to other providers rather than to entities in which referring physicians have an ownership interest or compensation arrangement. We further believe our financial arrangements with physicians fall within exceptions to state and federal self-referral laws, including exceptions for ownership or compensation arrangements with managed care organizations and for physician incentive plans that limit referrals. In addition, we believe that the methods we use to acquire existing physician organizations and to recruit new physicians do not violate such laws and regulations. Nevertheless, if we were found to have violated the self-referral laws, we could be subject to denial of reimbursement, forfeiture of amounts collected in violation of the law, civil monetary penalties, and exclusion from the Medicare and Medicaid programs, which could reduce our revenues, increase our costs and decrease our profitability. California also has a self-referral law that provides for similar penalties.

Federal False Claims Act

        The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law's "qui tam" or "whistleblower" provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

        Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the anti-kickback statute. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term "knowingly" broadly. Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard for its truth or falsity can constitute "knowingly" submitting a false claim.

        The State of California has enacted false claims legislation. These California false claims statutes are generally modeled on the federal False Claims Act, with similar damages, penalties, and qui tam enforcement provisions. An increasing number of healthcare false claims cases seek recoveries under both federal and state law. Provisions in the Deficit Reduction Act of 2005 ("DRA") that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We have complied with the written policy requirements.

Fraud and Abuse

        Existing federal laws governing Medicaid, Medicare and other federal health care programs, as well as similar state laws, impose a variety of fraud and abuse prohibitions on the company. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the "OIG"), the Department of Justice and various state authorities. In addition, in the DRA, Congress created a new Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims acts as an additional enforcement tool against Medicaid fraud and abuse. Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations.

Emergency Medical Treatment and Active Labor Act

        All of our hospital facilities are subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital's emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient's ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient's family or a medical facility that suffers a financial loss as a direct result of another hospital's violation of the law can bring a civil suit against that other hospital.

        During 2003, CMS published a final rule clarifying a hospital's duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital's property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance. CMS's rules did not specify "on-call" physician requirements for an emergency department, but provided a subjective standard stating that "on-call" hospital schedules should meet the hospital's and community's needs. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether our hospitals will comply with any new requirements.

Health Care Facility Licensing, Certification and Accreditation Requirements

        All of our hospitals are subject to compliance with various federal, state and local statutes and regulations. Our hospitals must also comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our health care facilities hold all required governmental approvals, licenses and permits material to the operation of our business.

        Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, all of our hospitals are accredited by the Joint Commission. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs. If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the hospital may be unable to receive reimbursement from the Medicare and Medicaid program and other payers. We believe that our hospitals are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

Utilization Review Compliance and Hospital Governance

        Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the Department of Health and Human Services ("DHHS") that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

        Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our hospitals, are overseen by each facility's local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local hospital governing board also helps maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

California Seismic Standards

        California's Alfred E. Alquist Hospital Facilities Seismic Safety Act (the "Alquist Act") requires that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations require hospitals to meet seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998. The Alquist Act requires that within three years after the Building Standards Commission had adopted evaluation criteria and retrofit standards:

  •
  hospitals in California must conduct seismic evaluation and submit these evaluations to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval;

  •
  hospitals in California must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

  •
  hospitals in California must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

        We were required to conduct engineering studies at our hospitals to determine whether and to what extent modifications to the hospital facilities will be required. We believe that our hospitals satisfy all current requirements, however, we may be required to make significant capital expenditures in the future to comply with the seismic standards, which could impact our earnings.

Hospital Conversion Legislation

        California has adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. The California attorney general has demonstrated an interest in these transactions under its general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

Environmental Regulation

        Our hospitals and certain affiliated physician organizations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of hospitals, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that such compliance costs will be significant in the future.

HIPAA Transaction, Privacy and Security Requirements

        Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to protect the privacy of healthcare information and encourage electronic commerce in the healthcare industry. Our hospitals and affiliated physician organizations are covered entities subject to these regulations. As a business associate of such entities and contracted health plans, we are also subject to many HIPAA requirements pursuant to a business associate contract required between covered entities and their business associates. We are also subject to state regulations regarding privacy and medical information.

        Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by DHHS when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, healthcare payment and remittance advice and health claim status. We have implemented or upgraded computer systems utilizing a third party vendor, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with our payers.

        HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with the standard electronic transactions. DHHS published on January 23, 2004 the final rule establishing the standard for the unique health identifier for healthcare providers. All healthcare providers, including our facilities, were required to obtain a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers.

        HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement business procedures and training programs, though the regulations do not mandate use of a specific technology. We have performed comprehensive security risk assessments and are currently in the remediation process for the systems/devices that have been identified as having the highest levels of vulnerability. This will be an ongoing process as we update, upgrade, or purchase new systems/technology.

        DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and healthcare providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order for them to perform functions on our facilities' behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties. Compliance with these standards requires significant commitment and action by us.

Antitrust

        Federal and state antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. We believe that we are in material compliance with federal and state antitrust laws in connection with the operation of our physician relationships.

Health Plan Licensing and Regulation

        The California Department of Managed Health Care ("DMHC") is responsible for licensing and regulating health plans in California under the Knox-Keene Health Care Service Plan Act of 1975.

        Our affiliated physician organizations contract with health plans (also known as "HMOs") to provide physician and certain ancillary services to the health plans' enrollees. The Knox-Keene Act imposes numerous requirements on health plans regarding the provision of care to health plan enrollees. HMOs, in turn, require their contracted physician organizations to comply with those requirements where applicable. Health plans also require their contracted physician organizations to ensure compliance with applicable Knox-Keene Act requirements on the part of the organizations' sub-contracted physicians. Thus, our physician organizations are indirectly subject to many of the requirements of the Knox-Keene Act. While health plans are bound by the provisions of the Knox-Keene Act directly, our physician organizations are indirectly bound by many of these same provisions as embodied in their contracts with plans.

        Our affiliated physician organizations typically enter into contracts with HMOs, pursuant to which the affiliated physician organizations are paid on a capitated (per member/per month) basis. Under capitation arrangements, health care providers bear the risk, subject to specified loss limits, that the total costs of providing medical services to members will exceed the premiums received. Because they are compensated on a prepaid basis in exchange for providing or arranging for the provision of health care services to assigned patients, the physician organizations may be deemed, under state law, to be in the business of insurance. If the physician organizations are deemed to be insurers, they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, resulting in increased costs and corresponding reduced profitability for us.

Financial Solvency Regulations

        The DMHC has instituted financial solvency regulations mandated by California Senate Bill 260. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Management believes that our affiliated physician organizations that are subject to these regulations will be able to comply with them. However, these regulations could limit the company's ability to use its cash resources, including to make future acquisitions.

        Under the regulations, our affiliated physician organizations are required to comply with specific criteria, including:

  •
  Maintain, at all times, a minimum "cash-to-claims ratio" (where "cash-to-claims ratio" means the organization's cash, marketable securities and certain qualified receivables, divided by the organization's total unpaid claims liability. The regulations require a cash-to-claims ratio of 0.75 beginning January 1, 2007 and thereafter.

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

        Our cash-to-claims ratio on September 30, 2007, was 1.0.

Government Investigations

        The government increasingly examines arrangements between health care providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased and are highly publicized.

        In addition to investigations and enforcement actions initiated by governmental agencies, we could become the subject of an action brought under the False Claims Act by a private individual on behalf of the government. Actions under the False Claims Act, commonly known as "whistleblower" lawsuits, are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers often have no knowledge of such actions until the government has completed its investigation and the seal is lifted.

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

Regulatory Compliance Program

        It is our policy to conduct our business with integrity and in compliance with the law. We have a Code of Conduct which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting, and asset management areas of our Company.

        Our hospital subsidiary has in place and continues to enhance a company-wide compliance program which focuses on all areas of regulatory compliance including billing, reimbursement and cost reporting practices. This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. Another focus of the program is the interpretation and implementation of the HIPAA standards for privacy and security.

        Under the regulatory compliance program, every employee, certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The compliance program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our hospitals, our compliance hotline or directly to our corporate compliance office.

Insurance

        We maintain general liability, property, crime, fiduciary, corporate counsel, automobile and workers' compensation insurance, directors and officers insurance, which includes employee practices liability insurance, and management consultants errors and omissions. Our annual policy limits are $2,000,000 per occurrence and $2,000,000 in the aggregate for general liability coverage, $8,245,000 for property coverage, $2,000,000 for crime coverage, $2,000,000 for fiduciary coverage, $2,000,000 for corporate counsel coverage, $1,000,000 for automobile coverage, the amounts required by state law for workers' compensation, $5,000,000 for employment practices liability and $8,000,000 in the aggregate (primary and excess) for directors and officers liability.

        Our affiliated physician organizations, Prospect Professional Care Medical Group, Inc., AMVI/Prospect Health Network, Antelope Valley Medical Associates, Nuestra Familia Medical Group, Inc., APAC Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect NWOC Medical Group, Inc., Santa Ana-Tustin Physicians Group, Inc, StarCare Medical Group, Inc., Pegasus Medical Group, Inc. Sierra Primary Medical Group, Inc., Genesis HealthCare of Southern California, Prospect Medical Group, Inc., Pomona Valley Medical Group and Upland Medical Group maintain managed care errors and omissions insurance (professional liability) in a minimum coverage amount of $2,000,000 per claim and $5,000,000 in the aggregate. We also require the physicians that our affiliated physician organizations contract with as independent contractors to maintain malpractice insurance with minimum policy limits of $1,000,000 per claim and $3,000,000 in the aggregate. The employed physicians at Sierra Medical Group and Pegasus Medical Group are currently insured under policies with annual policy limits of $1,000,000 per claim and $3,000,000 in the aggregate, that cover malpractice on a "claims made" basis, which includes vicarious coverage for each entity (covers the corporate entity as well as the physician).

        Our affiliated hospitals, Alta Hospitals System, LLC, maintain professional liability, general liability, property, automobile and workers' compensation insurance. The policy limits are $10,000,000 per occurrence and in the aggregate for the professional and general liability, $46,118,000 for property coverage, $1,000,000 for automobile coverage, and the amount required by law for workers' compensation.

        Our insurance, and the insurance of our affiliated physician organizations, contain customary exclusions and exceptions from coverage. Additionally, we are at risk for our self-insured retention ("deductible") on certain policies such as $1,000 for our property policy and $75,000 for the managed care errors and omissions insurance. Directors & Officers Liability and Employment Practices Liability policies have a $150,000 self-insured retention and the hospital's professional/general liability policy has a $1,000,000 self-insured retention.

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

        During recent periods, the number of HMO enrollees using our provider networks has declined (not taking into account our recent acquisitions), and management currently anticipates that this trend will continue. The profitability and growth of our business depends largely on the number of HMO members who use our provider networks. We seek to maintain and increase the number of HMO enrollees using our provider networks by monitoring enrollment of the HMOs with which our affiliated physician organizations have contracts, affiliating with additional IPAs and acquiring other management companies. If we are not successful, we may not be able to maintain or achieve profitability or grow our business in the future. For the years ended September 30, 2003, 2004, 2005, 2006 and 2007 the decrease in the number of HMO enrollees using our existing provider networks was 1,400, 20,700, 26,500, 16,400 and 12,200, respectively. Estimated revenue reductions associated with the enrollment decreases for those periods were approximately $400,000, $8,200,000, $11,100,000, $4,300,000 and $5,700,000, respectively. These estimates assume that enrollment decreased ratably during the indicated periods and, as such, represent approximately 50% of the lost revenue that will be experienced in subsequent periods, when the enrollment decline is in effect for the whole period.

Our working capital deficit could adversely affect our ability to satisfy our obligations as they come due.

        We have historically been in a negative working capital position. Having a working capital deficit may signal an impaired ability to pay debts as they come due.

        We had positive working capital of $2,248,634 as of September 30, 2007 and negative working capital of $681,960 and $123,898 as of September 30, 2005 and 2006, respectively. This represents the difference between our current assets and our current liabilities. The negative working capital in 2006 and 2005 is the result of a reduction in cash and cash equivalents that have been used to reduce our bank debt and current liabilities incurred in acquisitions and operations, primarily related to medical claims expense.

        As of the fiscal years ended 2005, 2006 and 2007, our indebtedness for capital leases and notes to our bank totaled $8,166,667, $12,000,000 and $147,750,024. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions. This, and our recording of reserves for incurred but not reported healthcare expense claims, have been the primary reasons for our negative working capital position at September 30, 2005, 2006 and 2007.

When our remaining goodwill and intangible assets with indefinite useful lives becomes impaired, the impaired portion has to be written off, which materially reduces the value of our assets and reduces our net income for the year in which the write-off occurs.

        As of September 30, 2007, we concluded that the goodwill and other intangible assets related to its pre-2006 acquisitions (i.e., excluding ProMed and Alta) was impaired, and recorded a write-off of $38,776,421.

        Following the 2007 acquisitions of ProMed and Alta, our intangible assets represent a substantial portion of our assets. As of September 30, 2007, goodwill totaled $129,121,934 and other intangible assets totaled $51,989,017 for a combined total of $181,110,951 and represented approximately 61% of our total assets.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two standards related to business combinations. The first statement, SFAS No. 141, "Business Combinations," requires all business combinations after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses.

        The second statement, SFAS No. 142 "Goodwill and Other Intangible Assets," requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis, or more frequently if certain indicators are encountered. We have adopted SFAS No. 142. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, making the second step of the impairment test unnecessary.

        A finding that the value of our goodwill and intangible assets has been impaired requires us to write off the impaired portion, which significantly reduces the value of our assets and reduces our net income for the year in which the write-off occurs. Prior to the fiscal 2007 write down, since we adopted SFAS No. 142 for our fiscal year ended September 30, 2002, no impairment had been found and no write-off had been required.

We may not be able to make any additional acquisitions without first obtaining additional financing and obtaining the consent of our lenders.

        Although we have no specific agreements for additional acquisitions pending, the implementation of our long-term growth strategy depends on additional acquisitions in the future. These future acquisitions may require additional capital resources. No assurance can be given that needed capital will be available to us.

        To finance our ongoing capital requirements, we may, from time to time, issue additional equity securities or incur additional debt. A greater amount of debt or additional equity financing could be required to the extent that our common stock is suspended from trading, as has been the case since January 16, 2008 and ultimately fails to achieve or to maintain a market value sufficient to warrant its use in future acquisitions, or to the extent that acquisition targets are unwilling to accept common stock in exchange for their businesses. Our ability to issue debt instruments or equity securities in a public or private sale is restricted by the loan agreements with our lenders. The loan agreements place significant restrictions on our ability to use loan proceeds for acquisitions and prohibit us from borrowing outside of the loan agreements, for acquisitions or otherwise, without the prior written consent of the lenders. The loan agreements also prohibit us from using the proceeds of any sale of equity securities except to pay down indebtedness under the loan agreements. Thus, we must obtain the written consent of our lenders before we use any loan proceeds for acquisitions and before we issue any debt or equity securities to raise financing for acquisitions. Our lenders may grant or withhold such consent in the lenders' sole discretion. If our lenders are unwilling to consent to our use of loan proceeds or our issuance of debt or equity securities to finance acquisitions, we would have to abort any growth plan that depends on those financing sources. Even if we were able to obtain required consents from our lenders, we may not be able to obtain additional required capital on acceptable terms, if at all, which would limit our plans for growth. In addition, any capital we may be able to raise could result in increased leverage on our balance sheet, additional interest and financing expense, decreased operating income and/or dilution of existing equity owners. Additionally, as of September 30, 2007, we were not in compliance with certain financial and other covenants under our loan agreements. These covenant violations were waived effective May 15, 2008 by the lenders, but there can be no assurance that the lenders will waive any future covenant violations. If we are not able to comply with the financial covenants and other conditions required by our loan agreements, our lenders could require full repayment of the loans, which would very negatively impact our liquidity, ability to make further acquisitions and our ability to continue as a going concern.

        We are subject to certain financial covenants and other conditions required by our loan agreements, including a maximum senior debt/EBITDA ratio and a minimum fixed charge coverage ratio. We exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007 and failed to meet the minimum fixed charge coverage ratio of 1.25 for the period ended September 30, 2007. We also failed to comply with both ratios at December 31, 2007 and March 31, 2008. In addition, we did not comply with certain administrative covenants. On May 15, 2008, our lenders agreed to waive our covenant violations and to increase the required maximum senior debt/EBITDA ratios to levels ranging from 7.15 to 3.90 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and to levels ranging from 3.75 to 3.30 for the remaining quarterly reporting periods through maturity of the term loan and to reduce the minimum fixed charge coverage ratios to levels ranging from 0.475 to 0.925 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and to levels ranging from 0.85 to 0.90 for the remaining quarterly reporting periods through maturity of the term loan. In addition, we are required to, among other conditions, file our Form 10-K for the year ended December 31, 2007 and the Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligations under the waiver and the amended credit facility agreement constitutes additional events of default. There can be no assurance that we will be able to meet all of the financial covenants and other conditions required by our loan agreements. Our lenders may not grant waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity, ability to operate and ability to make further acquisitions.

Substantially all of our IPA revenues are generated from contracts with a limited number of HMOs, and if our affiliated physician organizations were to lose HMO contracts or to renew HMO contracts on less favorable terms, our revenues and profitability could be significantly reduced.

        With the consolidation of HMOs, there are a limited number of HMOs doing business in California, which magnifies the risk of loss of any one HMO contract. The potential for risk is also magnified because HMO contracts generally have only a one-year term, may be terminated earlier without cause upon notice, and, upon renewal, are subject to annual negotiation of capitation rates, covered benefits and other terms and conditions.

        We are particularly at risk with respect to the potential loss or renewal on less favorable terms of contracts that we have with five of these HMOs—PacifiCare of California, Blue Cross of California, Health Net of California, Blue Shield of California and, effective with the June 1, 2007 acquisition of ProMed, InterValley Health Plan.

        For the fiscal year ended September 30, 2007, contracts with our four largest HMO clients accounted for approximately 74% of our enrollment, of which our contract with PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 21%, 20%, 19% and 14%, respectively, of our enrollment. During the fiscal year ended September 30, 2007, our contract with PacifiCare of California accounted for $41,698,230 in revenue, or 26% of our total capitation revenue, our contract with Health Net of California accounted for $34,153,902 in revenue, or 21% of our total capitation revenue, our contract with Blue Cross accounted for $24,436,362 in revenue, or 15% of our total capitation revenue and our contract with Blue Shield of California accounted for $18,268,356 in revenue, or 11% of our total capitation revenue. For the fiscal year ended September 30, 2007, PacifiCare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $118,556,850, or approximately 73% of our total capitation revenue.

        For the fiscal year ended September 30, 2006, contracts with our four largest HMO clients accounted for approximately 79% of our enrollment, of which our contract with PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 22%, 23%, 20% and 14% respectively of our enrollment. During the fiscal year ended September 30, 2006, our contract with PacifiCare of California accounted for $39,337,714 in revenue, or 30% of our capitation revenue, our contract with Health Net of California accounted for $27,113,638 in revenue, or 21% of our total capitation revenue, our contract with Blue Cross of California accounted for $20,948,066 in revenue, or 16% of our total capitation revenue and our contract with Blue Shield of California accounted for $15,954,577 in revenue, or 12% of our total capitation revenue. For the fiscal year ended September 30, 2006, Pacificare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $103,353,995, or approximately 79% of our total capitation revenue.

        For the fiscal year ended September 30, 2005, contracts with our four largest HMO clients accounted for approximately 75% of our enrollment, of which our contract with PacifiCare of California, Health Net of California, Blue Cross of California and Blue Shield of California accounted for approximately 22%, 18%, 19% and 16%, respectively, of our enrollment. During the fiscal year ended September 30, 2005, our contract with PacifiCare of California accounted for $40,155,679 in revenue, or 31% of our total capitation revenue, our contract with Health Net of California accounted for $25,224,324 in revenue, or 20% of our total capitation revenue, our contract with Blue Cross accounted for $21,365,598 in revenue, or 17% of our total capitation revenue and our contract with

Blue Shield of California accounted for $14,802,756 in revenue, or 11% of our total capitation revenue. For the fiscal year ended September 30, 2005, PacifiCare, Blue Cross, Health Net and Blue Shield accounted for combined revenue of $101,548,357, or approximately 79% of our total capitation revenue.

        The loss of contracts with any one of these HMOs could significantly reduce our revenues and profitability.

        We have one-year automatically renewable contracts with most contracted HMOs, including our four largest discussed above, whereby, unless either party provides the other party with 180-days' notice of such party's intent not to renew. Under limited circumstances, the HMOs may immediately terminate the contracts for cause; otherwise, termination for cause requires 90 days' prior written notice with an opportunity to cure. There can be no assurance that we will be able to renew any of these contracts or, if renewed, that they will contain terms favorable to us.

Our profitability may be reduced or eliminated if we are not able to manage health care costs of our affiliated physician organizations effectively.

        Our success depends in large part on our effective management of health care costs, through control over our affiliated physician organizations, controlling utilization of specialty and ancillary care and purchasing services at competitive prices.

        We attempt to control the health care costs of our affiliated physician organizations' HMO enrollees by emphasizing preventive care, monitoring compliance with pharmacy formularies (i.e., a list of approved pharmaceutical drugs that the HMOs will provide an enrollee at a lesser cost than other drugs), entering into risk sharing agreements with hospitals that have favorable rate and utilization structures, and requiring prior authorization for specialist physician referrals. If we cannot maintain or improve our management of health care costs, our business, results of operations, financial condition, and ability to satisfy our obligations could be adversely affected.

        Under all current HMO contracts, our affiliated physician organizations accept the financial risk for the provision of primary care and specialty physician services, and some ancillary health care services. If we are unable to negotiate favorable prices or rates in contracts with providers of these services, or if our affiliated physician organizations are unable to effectively control the utilization of these services, our profitability would be negatively impacted. Our ability to manage health care costs is also diminished to the extent that we are unable to sub-capitate the specialists in our service areas at competitive rates. To the extent that our HMO enrollees require more frequent or extensive care, our operating margins may be reduced and the revenues derived from our capitation contracts may be insufficient to cover the costs of the services provided. If our medical costs exceed our revenues we may be required to seek additional capital to invest in maintaining our provider network and HMO contracts, and there are no assurances that we will be able to obtain such additional capital.

Our revenue and profitability could be significantly reduced and could also fluctuate significantly from period to period under Medicare's new Risk Adjusted payment methodology.

        In calendar 2004, CMS began a four year phase-in of a revised compensation model for Medicare beneficiaries enrolled in Medicare Advantage plans. Previously, monthly capitation revenue was based primarily on age, sex and location.

        CMS revised payment model seeks to compensate Medicare Managed Care organizations based on the health status of each individual enrollee. Health Plans/IPAs with enrollees requiring more care will receive more, and those with enrollees requiring less care will receive less. This is referred to by CMS as "Risk Adjustment."

        Increased numbers of office visits by members, and submission of encounter data is required in order to receive incremental revenue, or not lose revenue for any given member. This requires a great deal of continuous effort on our part, and co-operation on the parts of our contracted physicians and members. We have not always been able to gain this co-operation from the contracted physicians and members, or devote the resources necessary to obtain incremental Risk Adjustment revenue, or avoid having previously received revenue taken back from us.

        Additionally, because of the time required by CMS to process all of the submitted encounter data from all participating entities, we typically do not find out until the latter part of the calendar year what adjustments will be made to our Medicare revenue for the year, at which time those adjustments to revenue, which have historically been significant, are recorded.

        In fiscal 2005, we received approximately $4.0 million in incremental Risk Adjustment revenue for calendar 2005. This was primarily received in our fiscal fourth quarter and was recorded in that quarter. In fiscal 2006, we were required to give back approximately $1.5 million in Risk Adjustment revenue. Again, this adjustment became known, and was recorded, in our fiscal fourth quarter, even though the majority of the adjustment related to earlier periods. In fiscal 2007, we received approximately $1,528,000 in incremental Risk Adjustment revenue, which was recorded in our fiscal fourth quarter.

        Given the deadlines for submitting data to CMS, and CMS's processing time in order to calculate these Risk Adjustment revenue changes, we have no way of reliably estimating the impact of Risk Adjustment until such time as those adjustments are made known by CMS. As such, retroactive Risk Adjustments will be recorded each year in the quarter they become known, notwithstanding that a significant portion of those adjustments will relate to earlier periods. These adjustments will continue to be significant.

Our operating results could be adversely affected if our actual health care claims exceed our reserves.

        Historically, we have sometimes not had adequate cash resources to retire one hundred percent of our incurred but not reported (i.e., accrued or "IBNR") medical claims. As of September 30, 2005, 2006, and 2007, we could retire approximately 147%, 146% and 105%, respectively, of our accrued medical claims and other health care costs payable using all of our cash and cash equivalents.

        Historically, we have been able to satisfy our claims payment obligations each month out of cash flows from operations and existing cash reserves. However, in the event that our revenues are substantially reduced due to a loss of a significant HMO contract or other factors, our cash flow may not be sufficient to pay off claims on a timely basis, or at all. If we are unable to pay claims timely we may be subject to HMO de-delegation wherein the HMO would take away our claims processing functions and perform the functions on our behalf, charging us a fee per enrollee, a requirement by the HMO to comply with a corrective action plan, and/or termination of the HMO contract, which could have a material adverse effect on our operations and results of operations.

        We estimate the amount of our reserves for submitted claims and IBNR claims primarily using standard actuarial methodologies based upon historical data. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis, are continually reviewed and are adjusted in current operations as required. As of September 30, 2005, 2006, and 2007, we estimated our IBNR at $11,532,328, $11,400,000 and $22,638,960, respectively. Given the uncertainties inherent in such estimates, the reserves could materially understate or overstate our actual liability for claims payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

We may be exposed to liability or fail to estimate IBNR claims accurately if we cannot process any increased volume of claims accurately and timely.

        We have regulatory risk for the timely processing and payment of claims. If we are unable to handle increased claims volume, or if we are unable to pay claims timely we may become subject to an HMO corrective action plan or de-delegation until the problem is corrected, and/or termination of the

HMO agreement, which could have a material adverse effect on our operations and profitability. In addition, if our claims processing system is unable to process claims accurately, the data we use for our IBNR estimates could be incomplete and our ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected.

Medicare, Medi-Cal and private third-party payer cost containment efforts and reductions in reimbursement rates could reduce our hospital revenue and our cash flow.

        During the portion of fiscal 2007 that Alta was owned by us, our hospitals derived 91.3% of their revenues from the Medicare and Medicaid programs. Changes in recent years in the Medicare and Medicaid programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003, have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. Future federal and state legislation may further reduce the payments we receive for our services. The State of California has incurred budget deficits and has adopted legislation designed to reduce its Medicaid expenditures and to reduce the number of Medicaid enrollees. We are unable to predict the effect of future state or federal health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we, or one or more of our hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

        Employers have also passed more healthcare benefit costs on to employees to reduce the employers' health insurance expense. This trend has caused the self-pay/deductible component of healthcare services to become more common. This payer shifting increases collection costs and reduces overall collections.

        During the past several years, major purchasers of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payers to continue, thereby reducing the payments we receive for our services. In addition, these payers have instituted policies and procedures to substantially reduce or limit the use of inpatient services. The trends may result in a reduction from historical levels in per patient revenue received by our hospitals and affiliated physician organizations.

Risk-sharing arrangements that our affiliated physician organizations have with HMOs and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

        Most of our affiliated physician organizations' agreements with HMOs and hospitals contain risk-sharing arrangements under which the affiliated physician organizations can earn additional compensation by coordinating the provision of high quality, cost-effective health care to enrollees, but they may also be required to assume a portion of any loss sustained from these arrangements, thereby reducing our net income. Risk-sharing arrangements are based upon the cost of hospital services or other services for which our physician organizations are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a "deficit," and permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated and hospital costs in any period could be affected by factors beyond our control, such as changes in treatment protocols, new technologies and inflation. To the extent that such non-capitated and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits they are responsible for, which could reduce our revenues and profitability. It is our experience that "deficit" amounts for hospital costs are applied to offset any future "surplus" amount we would otherwise be entitled to receive. We have historically not been required to reimburse the HMOs for any hospital cost deficit amounts. Most of our contracts with HMOs specifically provide that we will not have to reimburse the HMO for hospital cost deficit amounts.

        HMOs often insist on withholding negotiated amounts from professional capitation payments, which the HMOs are permitted to retain, in order to cover our share of any risk-sharing deficits; and hospitals may demand cash settlements of risk sharing deficits as a "quid pro quo" for joining in these arrangements. Net risk-pool surpluses (deficits) were $1,151,373, $3,346,204 and ($469,941) for the fiscal years ended September 30, 2005, 2006 and 2007, respectively.

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

        To date, we have not suffered significant losses due to hospital risk arrangements other than offsets (for deficit amounts) against any future surpluses we otherwise would have received. To date our aggregate losses in connection with our pharmacy risk sharing arrangements have been insignificant. Whenever possible, we seek to contractually reduce or eliminate our affiliated physician organizations' liability for risk-sharing deficits and, with respect to pharmacy pools, eliminate their participation in such pools. Notwithstanding the foregoing, risk-sharing deficits could have a significant impact on our future profitability.

If we do not successfully integrate the operations of acquired physician organizations, our costs could increase, our business could be disrupted, and we may not be able to realize the desired benefits from those acquisitions.

        Our strategy for growth has historically been to acquire additional IPAs that specialize in managed care and to realize economies of scale from those acquisitions. This will also be a component of our hospital operations strategy. However, even if we are successful in consummating further acquisitions, we may not be successful in integrating their operations into our operating systems. It may be difficult and time consuming to integrate the acquired organizations' management services, information systems, claims administration, and case management, as well as administrative functions, and, while at the same time managing a larger entity with a differing history, business model and culture. Management may be required to develop working relationships with providers with whom they have had no previous business experience. Management also may not be able to obtain the necessary economies of scale. Integration of acquired entities is vital for us to be able to operate effectively and to control medical and administrative costs. If we are not successful in integrating acquired operations on a timely basis, or at all, our business could be disrupted and we may not be able to realize the anticipated benefits of our acquisitions, including cost savings. There may be substantial unanticipated costs associated with acquisition and integration activities, any of which could result in significant one-time or on-going charges to earnings or otherwise adversely affect our operating results.

The acquisition of hospitals and subsequent integration with our core business of managing physician organizations may prove to be difficult and may outweigh the synergistic benefits anticipated in the marketplace.

        Our core business has historically been that of a healthcare management services company that owns and manages independent physician associations, that provide healthcare services to HMO enrollees. Until recently it has experienced profitable growth by acquiring and consolidating IPAs, achieving economies of scale in reducing administrative costs and improving the operating efficiency of acquired entities. In diversifying acquisition targets beyond its core segment, it will be facing operational, financial and regulatory issues that could prove to be disruptive. Gaining familiarity with and responding to a myriad of unique operational and financial issues in a hospital environment could prove to be a drain on existing resources, and be a significant distraction from other initiatives facing the organization. In addition, hospital revenue from Medicare, Medi-Cal and other third parties are tentative in nature and subject to audits by third-party fiscal intermediaries. Finally, changing legislation on the funding and recognition of hospital revenues could negatively impact financial performance and cause earnings decreases. For example, in recent years Congress has enacted legislation on Disproportionate Share Payments ("DSH") revisiting the program's intent and methodologies for calculating payments to hospitals. There have recently been other initiatives proposed to reduce the overall funding of Medicare and Medi-Cal programs, coupled with increased regulation on the disbursement methodology for such funds. Unfavorable outcomes on such legislation could cause a reduction in revenues generated as compared to prior years.

Hospitals with union contracts could experience setbacks from unfavorable negotiations with union members.

        One of our hospitals has a collective bargaining agreement ("CBA") with a union involving a small portion of hospital staff. This agreement specifies employee benefits for those represented by the CBA, including compensation rates, hours of work, overtime, vacation, holiday, sick, and health and retirement benefits. Unsuccessful negotiations between hospital officials and union representatives could have an unfavorable impact on day-to-day operations of that hospital.

Hospital operations are capital intensive and could prove to be a drain on cash.

        Operating a hospital requires a significant continual investment in capital assets, particularly in hospital machinery and equipment. Due to obsolescence and heavy usage, hospital capital assets may require more frequent replacement, and at a higher cost relative to that in an independent physician organization. Additionally, according to the California Hospital Association, 1,022 hospitals statewide would have to be upgraded by the year 2013 to comply with seismic retrofitting guidelines established by legislation enacted in the 1990's. With additional acquisitions of hospitals, the capital investment required to maintain hospital operations at an optimal level could be significant.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

        Technological advances are continually being made regarding computer-assisted tomography ("CT") scanners, magnetic resonance imaging ("MRI") equipment, positron emission tomography ("PET") scanners and other similar equipment. In order to effectively compete, we must continually assess our equipment needs and upgrade when technological advances occur. If our hospitals do not invest significantly and stay abreast of the technological advances in the health care industry, patients may seek treatment from other providers and physicians may refer their patients to alternate sources.

The continued growth of uninsured and underinsured patients or further deterioration in the collectability of the accounts of such patients could harm our results of operations.

        Like others in the hospital industry, we have experienced large provisions for bad debts, as a percentage of net operating revenue, due to a growth in self-pay volume and revenue. Although we continue to seek ways of improving collection efforts and implementing appropriate payment plans for our services, if we experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay and other patients may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. The principal collection risks for our accounts receivable include uninsured patient accounts and to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding. The amount of our provision for doubtful accounts is based upon our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. If we continue to experience significant levels of uninsured and underinsured patients, and bad debt expenses, our results of operations could be negatively impacted.

Because we are obligated to provide care in certain circumstances regardless of whether we will get paid for providing such care, if the number of uninsured patients treated at our hospitals increases, our results of operations may be harmed.

        In accordance with our Code of Business Conduct and Ethics, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical examination and treatment as is required in order to stabilize the patient's medical condition, within the facility's capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital's written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be negatively impacted.

Controls designed to reduce inpatient services may reduce our hospital revenue.

        Controls imposed by third party payers that are designed to reduce admissions and the average length of hospital stays, commonly referred to as "utilization management," have affected and are expected to continue to affect results for our hospital facilities. Utilization management reviews entail an evaluation of a patient's admission and course of treatment by healthcare payers. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively impacted by payer-required pre-admission authorization, utilization reviews and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we cannot predict the effect these changes will have on our operations, limitations on the scope of services for which we are reimbursed and/or downward pressure on reimbursement rates and fees as a result of increasing utilization management efforts by payers could have a material adverse effect on our business, financial position and results of operations.

Our hospital revenues and volume trends may be adversely affected by certain factors over which we have no control, including weather conditions, severity of annual flu seasons and other factors.

        Our hospital revenues and volume trends are dependent on many factors, including physicians' clinical decisions and availability, payer programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, earthquakes, current local economic and demographic changes and the intensity and timing of yearly flu outbreaks. Any of these factors could have a material adverse effect on our revenues and volume trends, and none of these factors will be within the control of our management.

An increasing portion of our IPA revenue is "at risk" and difficult to project, which increases uncertainty regarding future revenues, cash flow projections, and profitability.

        Historically, our revenue has primarily consisted of contractually guaranteed capitation revenue from HMOs based on a fixed per-member-per-month rate. In recent years, new revenue sources including pay for performance, risk sharing and risk adjustment have been added that will represent an increasingly significant portion of our total revenue. The newly introduced revenue sources, and reimbursement methods are more difficult to project and have a much longer collection cycle. Pay for performance revenue is paid on an approximate one-year lag basis, and predicated on health plan funding being available as well as on the ability of the organization and its partner physicians to achieve certain criteria. These performance thresholds are typically in the areas of clinical measures, patient satisfaction, IT investment, encounter data submission and generic drug utilization. The ultimate receipt of pay for performance monies can vary with our relative performance in comparison to that of competitor medical groups and our ability to successfully modify physician behavior in these areas. Similarly, risk sharing and risk adjustment revenues have more variability than capitated arrangements and can require a lengthy reconciliation and reimbursement process. As mentioned previously, incremental revenue generated by both sources involves not only our ability to control medical costs and influence provider and member behavior (i.e., office visits, encounter data submission, etc.), but also is contingent on certain other factors that are beyond our control.

If we are unable to identify suitable acquisition candidates or to negotiate or complete acquisitions on favorable terms, our prospects for growth could be limited.

        Although we are regularly in discussions with potential acquisition candidates, it may be difficult to identify suitable acquisition candidates and to negotiate satisfactory terms with them. If we are unable to identify suitable acquisition candidates at favorable prices, our ability to grow by acquisition could be limited.

Any acquisitions we complete in the future could potentially dilute the equity interests of our current stockholders or could increase our indebtedness and cost of debt service, thereby reducing our profitability.

        If we issue common stock or other equity securities as consideration for future acquisitions, this could have a dilutive effect on the earnings and market price of our common stock. If we borrow to finance future acquisitions, our indebtedness and cost of debt service will increase, which will reduce our profitability.

Our acquisition initiatives may be put on hold until such time that we achieve a lower financial leverage.

        Pursuant to the amended senior credit facility agreement entered into on May 15, 2008, we are subject to certain financial covenants including a maximum senior debt/EBITDA ratio and a minimum fixed charge coverage ratio, including the pre-acquisition results of any acquired entities. Until we achieve a lower financial leverage, such requirements could potentially impede our future acquisition strategy.

We operate in a highly competitive market; increased competition could adversely affect our revenues.

        A number of factors affect our HMO membership levels and patient census and our hospitals. Both the IPA and the hospital industry are highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients, which competition has intensified in recent years. Our hospitals face competition from hospitals inside and outside of their primary service areas, including hospitals that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services that we provide.

        Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit corporations. Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In California some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care and other contracts at their facilities, we may experience a decline in inpatient and outpatient volume levels. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals. If our hospitals are not able to effectively attract patients, our business could be harmed.

        In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these ten quality criteria, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volume.

        The managed care industry is highly competitive and is subject to continuing changes in the ways in which services are provided and providers are selected and paid. We are subject to significant competition with respect to physicians affiliating with our affiliated physician organizations. Some of our competitors have substantially greater financial, technical, managerial, marketing and other resources and experience than we do and, as a result, may compete more effectively than we can. Companies in other health care industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. We may not be able to continue to compete effectively in this industry. Additional competitors may enter our markets and this increased competition may have an adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

        Failure to comply with federal and state regulations could result in substantial penalties and changes in business operations. Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records. We and our affiliated physician organizations are subject to numerous federal and state statutes and regulations that are applicable to health care organizations and businesses generally, including the corporate practice of medicine prohibition, federal and state anti-kickback laws and federal and state laws regarding the use and disclosure of patient health information. If our business operations are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, and increased legal expenses, we may be required to make costly changes to our business operations, and we may be excluded from government reimbursement programs. The laws and regulations that we and our affiliated physician organizations are subject to are complex and subject to varying interpretations. Any action against us or our affiliated physician organizations for violation of these laws or regulations, even if we successfully defended against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. All of these consequences could have the effect of reducing our revenues, increasing our costs, decreasing our profitability and curtailing our growth. For a more detailed discussion of the various federal and state regulations to which we are subject, see Item 1, "Business—Regulation." Although we believe that we are in compliance with all applicable laws and regulations, if we fail to comply with any such laws or regulations, we could suffer civil or criminal penalties, including the loss of licenses to operate our facilities. We could also become unable to participate in Medicare, Medicaid, and other federal and state health care programs that significantly contribute to our revenue.

        Because many of the laws and regulations to which we are subject are relatively new or highly complex, in many cases we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of such laws and regulations could require us to make changes in our facilities, equipment, personnel, services or capital expenditure programs.

Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future.

        Significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts and the Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent initiatives include a focus on hospital billing practices.

        We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with current industry practices. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, governmental authorities have taken positions on issues for which little official interpretation had been previously available. Some of those positions appear to be inconsistent with practices that have been common within the industry and, in some cases, they have not yet been challenged. Moreover, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

        We cannot predict whether we will be the subject of future governmental investigations or inquiries. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business.

The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive.

        Unless an exception applies, the portion of the Social Security Act commonly known as the "Stark law" prohibits physicians from referring Medicare or Medicaid patients to providers of enumerated "designated health services" with whom the physician or a member of the physician's immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be "self referrals" due to the physician's financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient's care.

        Companies in the hospital industry are subject to Medicare and Medicaid anti-fraud and abuse provisions, known as the "anti-kickback statute." As a company in the hospital industry, we are subject to the anti-kickback statute, which prohibits some business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal healthcare programs. For example, the anti-kickback statute prohibits hospitals from paying or receiving remuneration to induce or arrange for the referral of patients or purchase of items or services covered by a federal or state healthcare program. If regulatory authorities determine that any of our hospitals' arrangements violate the anti-kickback statute, we could be subject to liabilities under the Social Security Act, including:

  •
  criminal penalties;

  •
  civil monetary penalties; and/or

  •
  exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals profitably.

        We systematically review all of our operations on an ongoing basis and believe that we are in compliance with the Stark law and similar state statutes. When evaluating strategic joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the relationships in full compliance with their provisions. We also maintain a company-wide compliance program in order to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs. The imposition of any such penalties could harm our business.

We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government's behalf under the False Claims Act's "qui tam" or whistleblower provisions.

        Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Defendants found to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

        There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term "knowingly" broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity constitutes a "knowing" submission under the False Claims Act and, therefore, will give rise to liability. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

        Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to be in compliance with applicable fraud and abuse laws.

Future reforms in health care legislation and regulation could reduce our revenues and profitability.

        An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are California health care coverage for the uninsured, price controls on hospitals, insurance market reforms to increase the availability of group health insurance to individuals and small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations. The costs of implementing some of these proposals could be financed, in part, by reduction of payments to health care providers under Medicare, Medicaid, and other government programs. Future legislation, regulations, interpretations, or other changes to the health care system could reduce our revenues and profitability.

        The California Department of Managed Health Care ("DMHC") has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Management believes that our affiliated physician organizations that are subject to these regulations will be able to comply with them. However, these regulations could limit the company's ability to use its cash resources to make future acquisitions.

        Under the regulations, our affiliated physician organizations are required to comply with specific criteria, including:

  •
  Maintain, at all times, a minimum "cash-to-claims ratio" (where "cash-to-claims ratio" means the organization's cash, marketable securities and certain qualified receivables, divided by the organization's total unpaid claims liability.) The regulations require a cash-to-claims ratio of 0.75 beginning January 1, 2007.

  •
  Submit periodic reports to the DMHC containing various data and attestations regarding performance and financial solvency, including IBNR (incurred but not reported) calculations and documentation, and attestations as to whether or not the organization was in compliance with Knox-Keene Act requirements related to claims payment timeliness, had maintained positive tangible net equity, and had maintained positive working capital.

In a case where an organization is not in compliance with any of the above criteria, the organization would be required to describe in the report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance. Further, under these regulations, the DMHC will make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event we are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, we could be subject to sanction, or limitations on, or removal of, our ability to do business in California. Our cash-to-claims ratio at September 30, 2007, was 1.0.

Whenever we seek to acquire an IPA, an HMO that has a contract with that IPA could potentially refuse to consent to the transfer of its contract, and this could effectively stop the acquisition or potentially deprive us of the enrollees and revenues associated with that HMO contract if we chose to complete the acquisition without the HMO's consent.

        IPA contracts with HMOs typically include provisions requiring the physician group to obtain the HMO's consent to the transfer of their contract with the IPA before effecting any change in control of the IPA. As a result, whenever we seek to acquire an IPA, the acquisition may be conditioned upon the IPA's ability to obtain such consent from the HMOs with which it has contracted. Therefore, an acquisition could be delayed while an HMO seeks to determine whether it will consent to the transfer of the IPA. While in our experience the HMOs limit their review to satisfying their regulatory responsibility to ensure that, following the acquisition, the IPA post-acquisition will meet certain financial and operational thresholds, the language in many of the HMO agreements give the HMO the ability to decline to give their consent if they simply do not want to do business with the acquiring entity. If an HMO is unwilling for any reason to give its consent, this could deter us from completing the acquisition, or, if we complete an acquisition without obtaining an HMO's consent, we could lose the benefit of the enrollees and revenues associated with that HMO's contract.

Our profitability could be adversely affected by any changes that would reduce payments to HMOs under government-sponsored health care programs.

        Although our affiliated physician organizations do not directly contract with the Centers for Medicare & Medicaid Services, or "CMS" (a federal agency within the U.S. Department of Health and Human Services), during the fiscal years ended September 30, 2005, 2006 and 2007, our affiliated physician organizations received $46,791,854, $45,397,090 and $57,114,405 or approximately 37%, 35% and 35%, respectively, of capitation revenues from HMOs related to contracts with Medicare, Medicaid and other government-sponsored health care programs. Consequently, any change in the regulations, policies, practices, interpretations or statutes adversely affecting payments made to HMOs under these government-sponsored health care programs could reduce our profitability. A decline in enrollees in Medicare Advantage could also have a material adverse effect on our profitability.

If any of our hospitals lose their accreditation, such hospitals could become ineligible to receive reimbursement under Medicare or Medicaid.

        Our hospitals are accredited, meaning that they are properly licensed under appropriate state laws and regulations, certified under the Medicare program and accredited by The Joint Commission. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and independent review body regulations and standards. However, should any of our health care facilities lose their accredited status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed. Because the requirements for accreditation are subject to modification, it may be necessary for us to effect changes in our facilities, equipment, personnel and services in order to maintain accreditation. Such changes could be expensive and could harm our results of operations.

Our revenues and profits could be diminished if we lose the services of key physicians in our affiliated physician organizations.

        Substantially all of our affiliated physician organization revenues are derived from management agreements with our affiliated physician organizations. Key physicians in an affiliated physician organization could retire, become disabled, terminate their employment agreements or provider contracts, or otherwise become unable or unwilling to continue generating revenues at the current level, or practicing medicine within the physician organization. Enrollees who have been served by such physicians could choose to enroll with competitors' physician organizations, reducing our revenues and profits. Moreover, we may not be able to attract other physicians into our affiliated physician organizations to replace the services of such physicians

        Physicians make hospital admitting decisions and decisions regarding the appropriate course of patient treatment, which, in turn, affect hospital revenue. Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with those physicians. In many instances, physicians are not employees of our hospitals and, in a number of the markets that we serve, physicians have admitting privileges at other hospitals in addition to our hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations could be harmed.

Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and harm our results of operations.

        We are highly dependent on the efforts, abilities and experience of our medical support personnel, including our nurses, pharmacists and lab technicians. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. Hospitals are experiencing a severe ongoing shortage of nursing professionals, a trend which we expect to continue for some time. If the supply of qualified nurses declines in the markets in which our hospitals operate, it may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel, and may result in increased labor expenses and lower operating margins at those hospitals. California has regulatory requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, the healthcare services that we provide in these markets may be reduced. In addition, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. We cannot predict the degree to which we will be affected by union activity or the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Our failure to either recruit and retain qualified hospital management, nurses and other medical support personnel or control our labor costs could harm the results of our operations.

If we were to lose the services of Sam Lee or other key members of management, we might not be able to replace them in a timely manner with qualified personnel, which could disrupt our business and reduce our profitability and revenue growth.

        Our success depends, in large part, on the skills, experience and efforts of our senior management team and on the efforts, ability and experience of key members of our local hospital management staffs, including our Chairman and Chief Executive Officer, Sam Lee, who is also Chief Executive Officer of Alta Hospitals System, our IPA President and Chief Operating Officer, Catherine Dickson, our Chief Financial Officer, Mike Heather, our President of Alta Hospitals Subsidiary, David Topper and Jeereddi Prasad, M.D., CEO of our ProMed Entities. In addition to these individuals, there are a number of other critical members of management whose loss would very negatively impact our operations. If for any reason we were to lose the services of any key member of management, we would need to find and recruit a qualified replacement quickly to avoid disrupting our business and reducing our profitability and revenue growth. We compete with other companies for executive talent, and it may not be possible for us to recruit a qualified candidate on a timely basis, or at all. Currently, we do not maintain any life insurance on our key management personnel, and not all members of our management team have employment agreements including Ms. Dickson, though our Board of Directors has approved the payment to her of six months' salary as a severance package in the event we terminate her employment. The loss of the services of one or more members of our senior management team or of a significant portion of our local hospital management staffs could significantly weaken our management expertise and our ability to efficiently deliver health care services, which could harm our business.

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

        We have developed sophisticated management information systems that process and monitor patient case management and utilization of physician, hospital and ancillary services, claims receipt and claims payments, patient eligibility and other operational data required by management. These systems require ongoing modifications, improvements or replacements as we expand and as new technologies become available. We may also be required to modify our management information systems in order to comply with new government regulations. For example, regulations adopted under the federal Health Insurance Portability and Accountability Act of 1996 beginning in August 2000 have required us to begin complying with new electronic health care transactions and conduct standards, new uniform standards for data reporting, formatting and coding, and new standards for ensuring the privacy of individually identifiable health information. This required us to make significant changes to our management information systems, at substantial cost. Similar modifications, improvements and replacements may be required in the future at additional substantial cost and could disrupt our operations during periods of implementation. Moreover, implementation of such systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The complications, delays and cost of implementing these changes could disrupt our business and reduce our profitability.

Our ability to control labor and employee benefit costs could be hindered by continued acquisition activity.

        As additional acquisitions are completed and our work force continues to grow, maintaining competitive salaries and employee benefits could prove to be cost prohibitive. The impact of inflation and the challenge of blending different benefit programs into our existing structure could lead to either a significant increase in compensation expense and reduced profitability, or a reduction in benefits with the potential outcomes of increased turnover and a reduced ability to attract quality employees.

We and our hospitals and affiliated physician organizations may become subject to claims of medical malpractice or HMO bad-faith liability claims for which our insurance coverage may not be adequate. Such claims could materially increase our costs and reduce our profitability.

        In the ordinary course of business, we may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these potential claims in amounts above our self-insured retention level that we believe to be appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Furthermore, insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. Also, one or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms. Our subsidiary hospitals are subject to medical malpractice lawsuits, general liability lawsuits and other legal actions. We believe that, based on our past experience and actuarial estimates, our insurance coverage is sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed.

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

        Our employed physicians at Sierra Medical Group and Pegasus Medical Group are currently insured under policies that cover malpractice on a "claims made" basis, which includes vicarious coverage for each entity. We also carry a policy of managed care errors and omissions insurance, in amounts management deems appropriate, based upon historical claims and the nature and risk of our business. In addition, each of the independent physicians that contract with our affiliated physician organizations is required to maintain professional liability insurance coverage of the physician and of each employee, servant and agent of the physician. Nevertheless, there are exclusions and exceptions to coverage under each insurance policy that may make coverage for any claim unavailable, future claims could exceed the limits of available insurance coverage, existing insurers could become insolvent and fail to meet their obligations to provide coverage for such claims, and such coverage may not always be available or available with sufficient limits and at reasonable cost to adequately and economically insure us and our affiliated physician organizations' operations in the future. A malpractice or an errors and omissions judgment against us or any of our affiliated physician organizations could materially increase our costs and reduce our profitability.

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations, which could decrease the market value of our common stock.

        Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. Our quarterly results of operations may fluctuate for a number of reasons. Our annual and interim financial statements contain accruals that are calculated quarterly for estimates of incentive payments to be made by the HMOs to our affiliated physician organizations based upon hospital utilization or other factors. Quarterly results have in the past, and may in the future, be affected by adjustments to such estimates. We are subject to quarterly variations in our medical expenses due to fluctuations in patient utilization, legislative and regulatory developments, general economic conditions, CMS risk adjustment calculations, and the capitated nature of our revenues. Historically, the affiliated physician organizations and HMOs generally reconcile differences between actual and estimated amounts relating to HMO incentive payment arrangements by the third quarter of each calendar year. In the event that the affiliated physician organizations and HMOs are unable to reconcile such differences, extensive negotiation, arbitration or litigation relating to the final settlement of these amounts may occur. Any delay in the settlement of these amounts may result in our being unable to record anticipated income. As our network expands to include additional IPAs, the timing of these reconciliations may vary; this variation in timing may cause our results not to be directly comparable to corresponding quarters in other years. Our financial statements also include estimates of costs for covered medical benefits incurred by enrollees, which costs have not yet been reported by the providers (incurred but not reported claims). While these estimates are based on information available to us at the time of calculation, actual costs may differ from our estimates of such amounts. If the actual costs differ significantly from the amounts we have estimated, adjustments will be required and quarterly results may be affected. Quarterly results may also be affected by movements of HMO members from one HMO to another, particularly during periods of open enrollment for HMOs, which occur primarily in September, October and January of each year. Additionally, the completion of acquisitions causes fluctuations in our quarterly results, as results of the acquired entities are consolidated with our results for periods following the acquisitions. These factors can make our quarterly results not directly comparable to the results in corresponding quarters of other years, making it difficult to predict our future results of operations. As a result, our results of operations may fluctuate significantly from period to period, which could decrease the value of our common stock.

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

Trading in our common stock was suspended effective January 16, 2008. If we are not able to develop or sustain an active trading market for our common stock, it may be difficult for stockholders to dispose of their common stock.

        Following non-timely filing of our Form 10-K for the fiscal year ended September 30, 2007, the American Stock Exchange suspended the trading in our common stock, effective January 16, 2008, and the Exchange will not resume trading in our common stock until we have filed our Form 10-K and the late Form 10-Q reports for our quarters ended December 31, 2007 and March 31, 2008 and we have met other requirements of the Exchange. Additionally, our common stock has never experienced significant trading volume and was the subject of limited and sporadic trading on the OTC Bulletin Board from 1996 to 1999. No liquid trading market has existed for our common stock since 1999. Trading of our common stock on the American Stock Exchange began on May 11, 2005. It is uncertain whether we will be able to continue to meet the requirements for listing on the American Stock Exchange, or an alternative exchange or market, or that an active trading market for our common stock will develop. If we do not maintain our American Stock Exchange listing or listing on another exchange or market and an active market in our common stock does not develop, it may be more difficult for stockholders to dispose of their common stock and could diminish significantly the market value of our common stock.

Even if an active market develops for our common stock, the market price of our stock is likely to be volatile.

        Historically, the market prices for shares of health care companies, and smaller capitalization companies generally, have tended to be volatile. It is likely that the market price for our common shares will also be volatile. The price for our common stock may be influenced by many factors, including announcements of legislation or regulation affecting the health care industry in general and reimbursement for health care services in particular, the depth and liquidity of the market for our common stock, investor perception and fluctuations in our operating results and market conditions. If our common stock becomes subject to the SEC's penny stock rules, our stockholders may find it difficult to sell their stock.

        If we do not maintain the American Stock Exchange listing for our common stock or a listing of our common stock on another national securities exchange or on NASDAQ, and if the trading price of our common stock is less than $5.00 per share, our common stock will become subject to the SEC's penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer's account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

Properties

        We own through our subsidiary, Alta Hospitals System, LLC, the following real property:

Name of Real Estate	Location	Description
Hollywood Community Hospital	6245 De Longpre Ave. Los Angeles, CA 90028	Hospital with 100 licensed beds with 49,152 square feet of improvements situated on 1.88 acres of land.
Los Angeles Community Hospital	4081 East Olympic Blvd Los Angeles, CA 90023	Hospital with 130 licensed beds with 64,024 square feet of improvements situated on 2.01 acres of land.
Norwalk Community Hospital	13222 Bloomfield Ave. Norwalk, CA 90650	Hospital with 50 licensed beds with 23,530 square feet of improvements situated on 1.88 acres of land.
Van Nuys Community Hospital	14433 Emelita St Van Nuys, CA 91401	Psychiatric hospital with 59 licensed beds with 34,192 square feet of improvements situated on 1.86 acres of land.

        In addition, we, or our affiliated physician organizations, currently lease space for administrative and medical offices, some of which is shared space, as follows:

Medical or Independent Practice Association Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Group(1)	Santa Ana, CA	Shares space with Prospect Medical Systems	5 years; 2010	$44,491
Sierra Primary Care Medical Group(3)	Lancaster, CA	Shares space with Antelope Valley Medical Associates and Sierra Medical Management	6.5 years; 2012	$15,549
Sierra Primary Care Medical Group(3)	Palmdale, CA	Medical Clinic	month-to-month	$13,906
Pegasus Medical Group(3)	Palmdale, CA	Medical Clinic	5 years; 2012	$8,046

Administrative Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Holdings(4)	Culver City, CA	Corporate headquarters	7 years; 2012	$5,484
Prospect Medical Holdings	Santa Ana, CA	Warehouse/ Storage Space	5 years; 2009	$17,762
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2010	$44,491
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2011	$21,000

Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care Medical Group and Antelope Valley Medical Associates	6.5 years; 2012	$15,549
Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care Medical Group	Month-to-month	$1,800
Sierra Medical Management(3)	Lancaster, CA	Shares space with Sierra Primary Care	3 year; 2009	$1,350
ProMed Health Care Administrators, Inc.	Ontario, CA	Office space, shared with Pomona Valley Medical Group and Upland Medical Group	10 years; 2014	$37,976
ProMed Health Care Administrators, Inc.	Ontario, CA	Storage Space	Month-to-month	$851
Alta Hospitals System, LLC(5)	Los Angeles, CA	Office space	5 years; 2010	$9,179
Alta Hospitals System, LLC(6)	Los Angeles, CA	Shares space with Prospect Medical Holdings	7 years; 2015	$25,039
Alta Hospitals System, LLC	Bellflower, CA	Office space	6 years; 2011	$13,352
Norwalk Community Hospital	Norwalk, CA	Medical office space	3 years; 2009	$848

(1)
Prospect Medical Group includes all affiliated physician organizations that are wholly-owned subsidiaries of Prospect Medical Group.

(2)
On January 27, 2004, Prospect Medical Systems executed a 6th Addendum to its office lease that provided for an increase in space of 5,298 square feet effective November 1, 2004, at which date, the base rent increased to $41,464.

We leased additional space in July, 2006 adjacent to the Santa Ana facilities for approximately 12,015 square feet. The lease agreement term is for a 60 months, through 2011, with starting monthly lease payments of approximately $20,400 .

(3)
Sierra Primary Care Medical Group, Antelope Valley Medical Associates and Pegasus Medical Group have their own facilities through Sierra Medical Management but they each share certain services provided by Prospect Medical Systems.

(4)
We have closed this office, and now share space with Alta Hospitals System, LLC.

(5)
Alta Hospitals System, LLC is in the process of negotiating a sub-lease for the remainder of the original lease.

(6)
On May 7, 2008, Alta Hospitals System, LLC executed a new lease because we had outgrown our previous space.

        We believe that this office space is sufficient for our operational needs for the foreseeable future, although we may need to acquire additional space to accommodate our plans for future growth, if successful.

Employees

        At September 30, 2007, we and our affiliated physician organizations had a total of 453 employees within our IPA operation. The employees are not subject to any collective bargaining agreements. We believe that employee relations are good.

        At September 30, 2007, our Hospital Services operation had a total of approximately 1,400 employees. The largest concentration of our employees, 952, are under our consolidated group, Alta Hospitals System, LLC. Of that amount, less than 3% of the total employee headcount are subject to any collective bargaining agreements. Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, has a collective bargaining agreement with the Service Employees International Union through May 23, 2008, covering a small group of Hollywood Community Hospital's employees. We are in the process of negotiating with this union regarding a successor collective bargaining agreement. We do not anticipate the new agreement will have a material adverse effect on the results of our operations.

Item 3.    Legal Proceedings.

        We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We filed proxy materials with the SEC on September 28, 2007 for an annual meeting of stockholders that was scheduled to be held on November 14, 2007 but was postponed, with no vote having been taken. Otherwise, no matter was submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended September 30, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock began trading on the American Stock Exchange under the symbol "PZZ" on May 11, 2005.

        Following non-timely filing of our Form 10-K for the fiscal year ended September 30, 2007, the American Stock Exchange suspended trading in our common stock, effective January 16, 2008. The Exchange will not resume trading in our common stock until we have filed our Form 10-K and the late Form 10-Q reports for our quarters ended December 31, 2007 and March 31, 2008 and we have met other requirements of the Exchange.

        The following table sets forth the quarterly high and low sales prices for our common stock for the last two completed fiscal years.

Date Range	High Sales Price	Low Sales Price
2006
First Quarter	$6.00	$4.26
Second Quarter	$7.25	$4.80
Third Quarter	$6.31	$5.15
Fourth Quarter	$6.15	$5.50
2007
First Quarter	$6.20	$5.50
Second Quarter	$6.25	$4.45
Third Quarter	$5.75	$3.95
Fourth Quarter	$6.05	$4.70

        As of May 23, 2008, we had approximately 396 record owners and approximately 543 beneficial owners of our common stock.

        We have not paid any cash dividends in the past and do not plan to do so in the near future. Under our credit facilities, we are prohibited from declaring or paying any dividends or distributions of earnings to our stockholders.

        The following table provides information as of the fiscal year ended September 30, 2007 with respect to compensation plans and individual compensation arrangements under which equity securities of the company are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,039,906	$5.29	55,496
Equity compensation plans not approved by security holders	2,226,536	$3.51	0

Total	3,266,442	$3.95	55,496

        Included in equity compensation plans approved by securities holders is our 1998 Stock Option Plan ("1998 Plan"). Included in equity compensation plans not approved by security holders are employee stock options and warrants issued outside of our 1998 Plan.

        The 1998 Plan, as amended, provides for a continuous pool of 2,040,000 shares of our Common Stock for allocation to previously issued and outstanding or exercised stock option awards under the Plan and future stock option grants under the Plan. Options which have terminated without being exercised, whether by forfeiture or otherwise, no longer have shares allocated to them and therefore do not count against the 2,040,000 pool amount. All but a nominal amount of the 2,040,000 shares of Common Stock that were reserved for issuance under the 1998 Plan have already been allocated to previously issued options, leaving virtually no shares available for future awards. In addition, the 1998 Plan will terminate ten years after it became effective, after which no further options may be issued under that plan; hence the need for a new equity plan such as the 2007 Omnibus Equity Incentive Plan that has been proposed for stockholder approval in Proposal 2 of our 2007 Proxy Statement.

        Options granted under the 1998 Plan may be qualified incentive stock options or non-qualified stock options and each grant is evidenced by a written stock option agreement. The exercise price to be paid for shares upon exercise of each option granted under the 1998 Plan is determined by our Board of Directors at the time the option is granted, but may not be less than the fair market value of the stock, as determined on the date of grant. The maximum term of each option is ten years. The aggregate fair market value of shares of Common Stock with respect to which qualified incentive stock options are exercisable for the first time by any single optionee in any calendar year is limited to $100,000. Qualified options have a term of five years, with vesting schedules determined by the Compensation Committee.

        An option under the 1998 Plan terminates 90 days after the holder ceases to be employed by us, except in the case of death or disability. In the case of death or disability, the option may be exercised within twelve months by the holder or the holder's legal representative, executor, administrator, legatee or heirs, as the case may be.

        The terms of the options granted outside of the 1998 Plan are substantially similar to the terms of the non-qualified options issued under the 1998 Plan, except that 300,000 options granted to Mike Heather provide that if Mr. Heather leaves the employ of the company, he will be able to exercise the options for up to three years after his separation from the company.

        Warrants issued outside of the 1998 Plan at an exercise price of $1.00 per share have a ten year term ending in 2010. Warrants issued outside of the 1998 Plan at an exercise price of $5.50 per share have a ten year term ending in 2014.

Item 6.    Selected Financial Data.

Selected Financial Data

        Set forth below is our selected consolidated financial data for the five fiscal years ended September 30, 2007 derived from our audited consolidated financial statements. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and related notes included herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Amounts are in thousands except for per share and enrollment data:

	Year Ended September 30
	2003(1)	2004(2)	2005	2006(3)	2007(6)(7)
Statement of Operations Data
Managed care revenues	$66,542	$129,516	$133,518	$135,796	$165,070
Net patient revenues	—	—	—	—	15,583

Total revenues	66,542	129,516	133,518	135,796	180,653
Operating expenses:
Managed care cost of revenues	46,740	95,975	96,371	97,184	131,045
Hospital operating expenses	—	—	—	—	10,699
General and administrative	18,200	24,335	27,229	30,205	37,777
Depreciation and amortization	540	733	948	1,513	3,107
Impairment of goodwill and identifiable intangibles	—	—	—	—	38,776

Total operating expenses	65,480	121,043	124,548	128,902	221,404
Operating income from unconsolidated joint venture	728	207	88	1,400	2,664

Operating income (loss)	1,790	8,680	9,058	8,294	(38,087)
Other income (expense):
Investment income	59	76	400	913	1,097
Interest expense and amortization of deferred financing costs	(195)	(91)	(958)	(1,107)	(5,258)
Loss on interest rate swaps	—	—	—	—	(868)

Total expense, net	(136)	(15)	(558)	(194)	(5,029)
Equity in losses, and write down, of unconsolidated investment	—	—	(1,000)	—	—

Income (loss) before income taxes	1,654	8,665	7,500	8,100	(43,116)
Income tax provision (benefit)	683	3,525	3,415	3,194	(9,649)

Net income (loss) before minority interest	971	5,140	4,085	4,906	(33,467)
Minority interest	(16)	(13)	(12)	(16)	(10)

Net income (loss)	$955	$5,127	$4,073	$4,890	$(33,477)

Basic earnings (loss) per share	$0.23	$1.19	$0.83	$0.71	$(3.94)

Diluted earnings (loss) per share	$0.22	$0.68	$0.48	$0.60	$(3.94)

	As of September 30
	2003(1)	2004(2)	2005	2006(3)	2007(6)(7)
Balance Sheet Data
Assets:
Cash and cash equivalents	$6,517	$20,330	$16,949	$16,623	$21,599
Other current assets	2,151	4,218	5,702	8,145	35,800
Fixed assets	1,022	1,606	1,202	1,286	48,294
Other assets (primarily goodwill)	24,899	34,134	33,878	40,603	189,946

Total assets	$34,589	$60,288	$57,731	$66,657	$295,639

Liabilities and shareholders' equity:
Current liabilities	$25,364	$27,689	$23,332	$24,892	$55,150
Long-term liabilities	2,003	9,648	7,398	7,880	170,874
Minority interest	80	64	65	82	79
Total shareholders' equity	7,142	22,887	26,936	33,803	69,536

Total liabilities and shareholders' equity	$34,589	$60,288	$57,731	$66,657	$295,639

HMO Enrollment(4)(5)
Commercial	136,200	168,500	144,900	140,300	184,300
Medicare	11,200	15,500	12,500	14,100	23,700
Medi-Cal	13,700	14,400	14,500	17,000	32,800

Total Enrollment	161,100	198,400	171,900	171,400	240,800

Hospital Utilization
Average licensed beds					340
Average available beds					331
Inpatient admissions					3,325
Average length of patients' stay (days)					5.0
Patient days					10,756
Occupancy rate for licensed beds					60.50%
Occupancy rate for available beds					62.10%

(1)
The balance sheet and operating results of Prospect Professional Care Medical Group have been included in the consolidated balance sheet as of September 30, 2003, the date of acquisition, and in the consolidated statements of income as of and for periods after September 30, 2003.

(2)
The balance sheet and operating results of Prospect NWOC Medical Group, Inc., StarCare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources have been included in the consolidated financial statements for periods since their February 1, 2004 date of acquisition.

(3)
The balance sheet and operating results of Genesis HealthCare of Southern California have been included in the consolidated financial statements since its November 1, 2005 acquisition date.

(4)
Enrollment as of September 30, 2003 includes approximately 45,000 enrollees acquired through the purchase of Prospect Professional Care Medical Group that occurred on that date.

(5)
The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was 7,100, 7,100, 7,300, 7,100 and 7,700 as of September 30, 2003, 2004, 2005, 2006, and 2007 respectively.

(6)
The balance sheet and operating results of the ProMed Entities have been included in the consolidated financial statements since their June 1, 2007 acquisition date.

(7)
The balance sheet and operating results of Alta Hospitals System, LLC have been included in the consolidated financial statements since its August 8, 2007 acquisition date.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this filing. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this filing.

Executive Overview

  General Operations

        We are a Southern California health care company that has historically provided management and administrative services to affiliated physician organizations that have entered into agreements with HMOs to provide medical care to HMO enrollees (approximately 240,800 as of September 30, 2007) in Orange, Los Angeles and San Bernardino counties.

        In managing the affiliated physician organizations, we remain sensitive to local custom and practice, while centralizing, whenever possible, the management functions in our Santa Ana, California and Ontario, California operations centers.

        Following our August 8, 2007 acquisition of Alta Healthcare System, Inc., we own and operate four community-based acute care hospitals in Southern California. With the acquisition, our operations are now organized into two reportable segments: IPA Management and Hospital Services.

  Highlights of Performance (Year ended September 30, 2007 as compared to 2006)

  IPA management

  •
  Exclusive of acquisitions, the core business member months decreased by approximately 3.7% compared to the prior year.

  •
  Revenue increased by approximately 22% compared to the prior year.

  •
  The medical cost ratio increased from 72.8% to 80.4% compared to the prior year.

  •
  General and administrative expenses increased by approximately 20% compared to the prior year.

  •
  Impairment of goodwill and intangibles of approximately $38.8 million resulted in an operating loss of approximately $40.9 million compared to operating income of $8.3 million in the prior year.

  Hospital services

  •
  Following our acquisition of Alta Healthcare System, Inc., and for the period August 8, 2007 through September 30, 2007, our Hospital services operation reported operating income of $2.8 million on revenue of $15.6 million.

  Consolidated

  •
  Diluted earnings per share was a loss of $3.94 per share compared to income per share of $0.60 in the prior year.

  •
  Total cash and cash equivalents increased by $4,975,863, or approximately 30% compared to the prior year.

  •
  Total bank debt increased to $146,750,000 compared to $12,000,000 in the prior year.

  Highlights of Performance (Year ended September 30, 2006 as compared to 2005)

  IPA management

  •
  The member months decreased by approximately 0.3% compared to the prior year.

  •
  Revenue increased by approximately 2% compared to the prior year.

  •
  The medical cost ratio decreased from 73.4% to 72.8% compared to the prior year.

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

        We consider the following economic or industry-wide factors relevant to our business:

  •
  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was signed into law on December 8, 2003 and made significant changes to the Medicare program, particularly by increasing drug reimbursement rates, appears to be providing further motivation for HMOs to recruit senior enrollees. Since senior enrollees have traditionally been our most profitable enrollee category, if this trend persists, it would have a positive effect on our revenues and operating profit.

  •
  HMOs are making attempts to lower medical insurance costs to businesses by introducing a variety of Preferred Provider Organization ("PPO") and PPO-like products. These products, which carry lower premiums, but higher out-of-pocket costs, tend to reduce HMO enrollment and could negatively affect our revenue and operating profit.

  •
  If unemployment in Southern California went up, or a major employer scaled back local operations, or relocated, the HMOs would have lower enrollment and revenues, which in turn would impact our operations.

        Prior to our acquisition of Alta in 2007, our primary business strategy was focused on the acquisition of IPAs. In that regard, our basic strategy was to target geographical regions with many IPAs and to achieve growth and scale within those regions, primarily through the acquisition of selected IPAs by Prospect Medical Group. Our June 2007 acquisition of ProMed represented our expansion into the targeted geographical region of San Bernardino County. In California there are approximately 150 IPAs (including IPAs that may also operate a medical clinic) that have managed care membership. Identification and successful pursuit of appropriate acquisition candidates presents material opportunities, challenges and risks.

        With our acquisition of Alta, we have augmented our business strategy with the addition of our Hospital Services segment, addressing an increasing need to provide both IPA and hospital services to our HMO customers. Our business strategy, post-Alta, provides for continued growth in both of our business segments, organically and by acquisition.

        In the short term, should we fail to identify suitable acquisition candidates and consummate the acquisitions, this will negatively impact our growth. Over the long term, should we be unable to successfully integrate acquisitions into our business, thereby losing portions of the value anticipated from the acquisitions, or should we consummate acquisitions that turn out to be unsuitable or unprofitable, our earnings and goodwill value would be diminished.

  Operating Revenues

  IPA Management

        Approximately 97% of our fiscal 2007 IPA Management revenues were from capitation payments made each month by HMOs to our affiliated physician organizations, for HMO enrollees who have chosen or been assigned to one of our affiliated physician organizations, to provide for their professional medical care. The predominant method of receiving our capitation payments is by a ready funds wired into the accounts of our affiliated physician organizations, generally between the 10th and 25th day of each month.

        Because substantially all of our revenue is received under capitated, or fixed rate per-member-per-month contracts, we are exposed to the risk of higher care utilization, and therefore costs, without any ability to seek additional reimbursement from the HMOs, other than during future contract renewal negotiations with the HMOs.

        Additionally, for Medicare enrollees, which accounted for approximately 35%, 37% and 30%, of our fiscal, 2005, 2006 and 2007 revenues, respectively, we are subject to retroactive revenue per member adjustments once CMS has processed health status information for each Medicare enrollee. These retroactive adjustments have historically been significant. Since the adjustments typically occur in the same fiscal year as services are rendered, annual revenue is not significantly impacted by these adjustments. However, the adjustments create volatility in the results from year to year. In fiscal 2005, 2006 and 2007, these retroactive adjustments decreased (increased) fourth quarter capitation revenue by approximately $4.0 million, $(1.5) million and $1.5 million, respectively.

        We receive management fees from Brotman Medical Center (in which we have a minority interest), and from our partner in the AMVI/Prospect joint venture. The fee is either a fixed percentage of revenue or a fixed per-member-per-month payment.

        Our two group medical practices, Sierra Primary Care Medical Group and Pegasus Medical Group also generate fee-for-service billings, which are reimbursed by Medicare, Medicaid (Medi-Cal in California), private indemnity health insurance, and cash payments by patients.

        For the year ended September 30, 2007, as compared to 2006, we experienced a 22% increase in IPA Management revenues, primarily due to the ProMed acquisition in June 2007 and the reassignment of the MediCal and Healthy Family enrollees under the CalOptima contract from the AMVI/Prospect joint venture directly to Prospect Medical Group effective January 1, 2007. This increase was offset by a decline in enrollment and decrease in hospital risk pool revenue.

        For the year ended September 30, 2006, as compared to 2005, we experienced a slight increase in IPA Management revenues, primarily due to the Genesis acquisition in November 2005 and net increases in risk pool revenue. These increases were offset by declines in enrollment.

  Hospital Services

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors and others in the period in which services are rendered. We have agreements with third-party payors, including Medicare, Medi-Cal, managed care and other insurance programs, that provide for payments to us at amounts different from our established rates. These payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances are based upon the payment terms specified in the related contractual agreements. We are also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. We accrue for amounts that we believe may ultimately be due to or from the third party payers. Normal estimation differences between final settlements and amounts accrued in previous years are reported as changes in estimates in the current year. A majority of our patient service revenue are reimbursed by the Medicare and Medi-Cal programs. For the period August 8, 2007 through September 30, 2007, approximately 39.3%, 53.9%, 3.5% and 3.3% of our Hospital services revenue was from Medicare, Medicaid, Self Pay and Private Insurers, respectively.

        Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of services provided (e.g., medical/surgical or intensive care) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control. The percentage of patient service revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medi-Cal and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to our increased outpatient levels mirrors the general trend occurring in the health care industry and we are unable to predict the rate of growth and resulting impact on our future revenues.

        Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts, thereby, increasing our provision for doubtful accounts and charity care provided.

        For the period August 8, 2007 through September 30, 2007, approximately 91.1%, and 6.8% of our Hospital services revenue was from Inpatient and Outpatient, respectively.

  Operating Expenses

  IPA Management

        Operating expenses of our IPA Management segment include monthly sub-capitation and fee-for-service payments to primary care and specialist physicians, and ancillary service providers, who have executed contracts with our affiliated physician organizations; fee-for-service payments to physicians who provide care for our patients and do not have a contract with our affiliated physician organizations; and salaries, benefits and other compensation paid to physicians that are employees of our affiliated physician organizations (Sierra Primary Care Medical Group and Pegasus Medical Group). Our medical expenses also include an estimate of claims that have been incurred but not reported ("IBNR") to us.

        While substantially all of our revenue is received under capitated, or fixed rate per member per month contracts, where we have virtually no ability to earn additional compensation for higher care utilization, only a portion of the related medical expenses are provided under capitated, or fixed rate per member per month contracts with our providers. Where our providers are reimbursed on a fee-for-service basis, we have no ability to share the risk of adverse utilization with others. During fiscal

2005, 2006 and 2007, approximately 47.7%, 45.8% and 43.2%, of our medical expenses were incurred under capitated or fixed rate contracts, respectively.

        We have established systems to monitor the availability, appropriateness and effectiveness of the patient care provided through our affiliated physician organizations. We collect utilization data for each of our affiliated physician organizations that we use to analyze over-utilization or under- utilization of services and assist our contracted and employed physicians in providing appropriate care for their patients, and improving patient outcomes in a cost-efficient manner.

  Hospital Services

        Operating expenses of our Hospital Services segment include salaries, benefits and other compensation paid to physicians and health care professionals that are employees of our hospitals; medical supplies; consultant and professional services; and provision for doubtful accounts.

  General and Administrative

  IPA Management

        General and administrative expenses of our IPA Management segment consist of costs of managing our physician organizations which include salaries, benefits and other compensation for our employees, insurance, rent, operating supplies, legal and accounting, and marketing.

  Hospital Services

        General and administrative expenses of our Hospital Services segment consist of salaries, benefits and other compensation for our Hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Cash Flow

        Prior to the August 8, 2007, acquisition of Alta, our primary source of cash was derived from HMO capitation payments to our affiliated physician organizations. While substantially all of our revenue in fiscal 2007 is received under capitated contracts, only a portion of the related medical expenses are provided under capitated contracts. This leaves us in the position that, if medical care utilization and costs run higher than expected, we do not have any ability to earn additional revenue, and our net income, cash flows and financial position would be negatively impacted. Because our capitation payments are received between the 10th and the 25th day of each month, and a substantial portion of our expenses are paid in arrears, we tend to accumulate cash. Our primary use of cash is to pay medical expenses and fund acquisitions.

        In contrast, our Hospital Services segment provides medical care and receives payments generally between 30 and 90 days, although some billings may not be ultimately resolved for several months and in some cases one year or more. We also receive a portion of our payments from Medicare through a retrospective audit and settlement process which can take two to three years. In addition, we receive approximately $11 million to $12 million annually in additional payments under the Medi-Cal disproportionate share program in the form of lump sum payments. These payments are made periodically throughout the year with the last payments received early in the following year. While the Alta acquisition will enhance our overall profitability and liquidity, the timing between cash inflows and expenditures will narrow in the future.

        In order to complete acquisitions and fund our growth, we have, from time to time, borrowed money from commercial banks and other sources, and sold shares in our company.

        We finance our acquisitions primarily through borrowings. In June 2007, we entered into a new 3-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities. The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable rate term loan, and a $5,000,000 revolver. In August 2007, all amounts outstanding under the $53,000,000 Bank of America credit facility ($48,000,000) were repaid with proceeds from a $155,000,000 syndicated senior secured credit facility agented by Bank of America in connection with the acquisition of Alta Healthcare System, Inc. See "Liquidity and Capital Resources—Credit Facilities" below.

        We have also financed our growth through equity offerings. On March 31, 2004, we completed a private offering of our Series A Convertible Preferred Stock ("Series A Preferred Stock") at $5.50 per share, raising total gross proceeds of $12,458,802 ($10,019,741, net of offering costs) from accredited investors. Each share of Series A Preferred Stock sold in the offering automatically converted into common stock on July 27, 2005 when the common stock underlying the Series A Preferred Stock became registered for resale under the Securities Act of 1933.

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

  Consolidation of Financial Statements

        As discussed further in Note 1 to our consolidated financial statements, under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under EITF Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" issued by the Emerging Issues Task Force of the Financial Accounting Standards Board because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through an assignable option agreement, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. We have also concluded that under Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46) we are required to consolidate our affiliated physician organizations. The operations of our affiliated physician organizations have a significant impact on our financial statements. All inter-company accounts and balances have been eliminated in consolidation.

  Revenue Recognition

  IPA Management

        Operating revenue of our IPA management segment consists primarily of capitation payments for medical services provided by our affiliated physician organizations under contracts with HMOs, or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliated physician organizations based on the number and type of enrollees assigned to physicians in our affiliated physician organizations.

        Capitation revenue paid by HMOs is recognized in the month in which the affiliated physician organization is obligated to provide services. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. Such retroactive terminations or additions have not had a material effect on capitation revenue.

        Variability in capitation revenue increased beginning in calendar 2004, when Medicare began a four-year phase-in of a revised capitation model referred to as "Risk Adjustment." Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS based on the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in our fourth fiscal quarter) after the final data has been processed by CMS. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded a $1.5 million increase in capitation revenue in the fourth quarter of fiscal 2007, a $1.5 million reduction in the comparable 2006 period and a $4 million increase in the comparable 2005 period for risk adjustment factors.

        Fee-for-service revenues are recognized when the services have been performed, net of allowances to reduce billed charges to estimated contractually entitled amounts. The effect of changes in estimates for contractual allowances has not had a material effect on fee-for-service revenues. All receivables are recorded net of an allowance for bad debts. Uncollectible amounts are reported as bad debt expense and included in general and administrative expenses.

        We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. Except for two contracts where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate future risk sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following year. Due to the lack of access to timely inpatient utilization information and the difficulty in estimating the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under "pay-for-performance" programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known since we do not have the ability to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

        Management fee revenue is earned in the month the services have been delivered.

  Hospital Services

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors and others in the period in which services are rendered. A summary of the payment arrangements with major third-party payers follows:

          Medicare: Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons and persons with end-stage renal disease. Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic, and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. We are also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement.

          Medi-Cal: Medi-Cal is a joint federal-state funded health care benefit program that is administered by the state of California to provide benefits to qualifying individuals who are unable to afford care. Inpatient services rendered to Medi-Cal program beneficiaries are paid at contracted per diem rates. The per diem rates are not subject to retrospective adjustment. Outpatient services are paid based on prospectively determined rates per procedure provided.

          Managed Care: We also receive payment from certain commercial insurance carriers, health maintenance organizations (HMOs), and preferred provider organizations (PPOs), though generally do not enter into contracts with these entities. The basis for payment under these agreements includes our standard charges for services.

          Self Pay: Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital's indigent and charity care policy.

        Timely billing and collection of receivables from third-party payors and patients is critical to our operating performance. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions for contractual allowances are made using the most accurate information available. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient's responsibility, primarily co-payments and deductibles. Payments for services may also be denied due to issues over patient eligibility for medical coverage, our ability to demonstrate medical necessity for services rendered and payor authorization for hospitalization. We estimate provisions for doubtful accounts based on general factors such as payor mix, the age of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to allowances for contractual discounts and bad debts as warranted.

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

        Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us ("IBNR"). We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

        The most significant estimates involved in determining our claims liability for IBNR concern the determination of claims payment completion factors and trended per member per month cost estimates.

        We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based upon trended per-member-per-month ("PMPM") cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors.

        The following table presents the components of the change in accrued medical claims for the three years ended September 30, 2007:

	Year Ended September 30
	2005	2006	2007
IBNR at Beginning of Year	$13,323,622	$11,532,328	$11,400,000
IBNR Acquired in Business Combinations	—	866,395	6,537,525

Health Care Claims Expense Incurred During the Year:
Related to Current Year	46,030,847	50,587,185	70,193,936
Related to Prior Year	(855,164)	(854,595)	(301,257)

Total Incurred	45,175,683	49,732,590	69,892,679

Health Care Claims Paid During the Year
Related to Current Year	(35,266,828)	(39,488,526)	(54,240,165)
Related to Prior Year	(11,700,149)	(11,242,787)	(10,951,079)

Total Paid	(46,966,977)	(50,731,313)	(65,191,244)
IBNR at End of Year	$11,532,328	$11,400,000	$22,638,960

        Acquisition balances represent medical claims liabilities of acquired entities as of the applicable purchase date. Our strategy of growth by acquisition increases the complexity and variability already inherent in our claims estimation process. Our business in general, and this area of our business in particular, is subject to uncertainty as to the outcome and estimation of medical claims, which uncertainty is additionally impacted by our acquiring and integrating businesses previously not operated by us. Following an acquisition, we ensure that the IBNR methodology and calculations for the acquired business are consistent with our own methodology and calculations. Our IBNR models consider claims payment data for the current month and the prior 24 months. During the 25-month period following our acquisition, and to the extent that the prior owners' experience and management of medical expenses was different from ours, actual experience under our management and contracting will be reflected in the IBNR calculations. We attempt to be consistently conservative in reserving for known and anticipated medical claims liabilities. This requires additional emphasis for recently acquired businesses.

        Bracketed amounts reported in the table above for the incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (a favorable development). A positive amount reported for incurred related to prior years would result from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development). In each of the years ended September 30, 2005, 2006 and 2007, we experienced favorable change in estimates related to prior years' claims. The favorable changes reflect provisions for adverse deviation, which is consistently maintained.

        We believe that the amount of our accrued medical claims is adequate to cover our ultimate liability for incurred claims as of September 30, 2007; however, actual claims payments may differ from our estimate. Assuming a hypothetic 1% variance in our estimate of accrued medical claims, our pre-tax profit or loss for the years ended September 30, 2005, 2006 and 2007, would increase or decrease by approximately $115,323, $114,000 and $226,000, respectively.

        Through September 30, 2007, the $301,257 changes in estimate related to IBNR as of September 30, 2006 represented approximately 2.6% of the IBNR balance as of September 30, 2006, approximately 0.4% of claims expense and, after consideration of tax effect, approximately 0.9% of net loss for the year then ended. Through September 30, 2006, the $854,595 changes in estimate related to IBNR as of September 30, 2005 represented approximately 7.4% of the IBNR balance as of September 30, 2005, approximately 1.7% of claims expense and, after consideration of tax effect, approximately 10.5% of net income for the year then ended.

        Past fluctuations in the IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Annual IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at fiscal year end.

        The following tables reflect (i) the change in estimated claims liability as of September 30, 2007 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in estimated claims liability as of September 30, 2007 that would have resulted had we changed our trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$5,300,000
(2)%	$3,500,000
(1)%	$1,700,000
1%	$(1,700,000)
2%	$(3,500,000)
3%	$(5,300,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(1,000,000)
(2)%	$(700,000)
(1)%	$(300,000)
1%	$300,000
2%	$700,000
3%	$1,000,000

        In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments. Since we record these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, we also record the discretionary physician bonuses in the same period. In fiscal 2005, 2006 and 2007, we recorded discretionary incentive payments to providers totaling $2,579,000,$0 and $421,000, respectively. Since incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

        We also regularly evaluate the need to establish premium deficiency reserves for the probability that anticipated future health care costs could exceed future capitation payments from the HMOs. To date, we have determined that no premium deficiency reserves have been necessary.

  Goodwill and Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," requires all business combinations after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses.

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and indefinite life intangible assets not be subject to amortization but be evaluated for impairment on at least an annual basis, or more frequently if certain indicators are present. Such indicators include adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, our ability to maintain enrollment and renew payer contracts on favorable terms. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step consists of estimating the fair value of the reporting unit based on recognized valuation techniques, which include a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a representative market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the "implied fair value" of the goodwill, which is compared to its corresponding carrying value.

        Long-lived assets, including property, improvement and equipment and amortizable intangibles, are evaluated for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts.

        In accordance with SFAS No. 142, we performed our annual goodwill impairment analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other reporting units. For the IPA Management reporting segment, we have determined that ProMed individually and Prospect (which includes all the other affiliated physician organizations) each represent a reporting unit, based on operational characteristics. The ProMed entities are geographically and managerially their own reporting unit. For the Hospital Services segment, the reporting unit for the annual goodwill impairment analysis was determined to be at the segment level.

        During the fourth quarter of fiscal 2007, we identified triggering events which caused us to reassess goodwill and identifiable intangibles for impairment in the Prospect reporting unit within the IPA Management segment. During the fourth quarter of fiscal 2007, we experienced a significant decline in enrollment representing approximately 50% of the total enrollment decline for the entire fiscal year 2007. This membership decline was attributed to increased competitive pressures that materialized into an accelerated decline in enrollment versus prior periods. In addition, we experienced a significant increase in medical expenses (primarily claims) and outside professional fees. As a result of these analyses, the goodwill and identifiable intangibles in the Prospect reporting unit were determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill and identifiable intangibles. The impairment was also indicated by the reporting unit's negative operating cash flow expectations for fiscal 2008 and 2009. As a result, we recorded a non-cash, pre-tax goodwill impairment charge of $38.0 million and a non-cash, pre-tax intangibles impairment charge of $776,000 in the fourth quarter of fiscal 2007, related to the IPA Management segment. We are currently evaluating selling non-performing IPAs and, recovery, if any, will be recorded when realized.

        The assessment of impairment indicators, measurement of impairment loss, selection of appropriate valuation methodology, assumptions and discount factors, involve significant judgment and requires management to project future results which are inherently uncertain.

  Legal and Other Loss Contingencies

        We are subject to contingencies, such as legal proceedings and claims arising out of our business. In accordance with SFAS No. 5, "Accounting for Contingencies," we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any.

  Acquisitions

        During the three years ended September 30, 2007, we completed several business combinations. These business combinations are all accounted for using the purchase method of accounting, and accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities, based on estimated fair values determined using independent appraisals where appropriate. The excess of purchase price over the net tangible assets acquired was allocated to goodwill and other intangible assets.

        We have historically funded our acquisition program with debt, the sale of our common stock, and cash flow from operations. The assets that we and our affiliated physician organizations have acquired have been largely goodwill and intangible assets. The acquisition of physician organizations consists primarily of HMO contracts, primary care and specialist physician contracts and the right to manage each physician organization through a management services agreement. The physician organizations we acquire generally do not have significant tangible net equity; therefore, our acquired assets are predominantly goodwill. The acquisition of hospital operations consists primarily of trade names and covenants-not-to-compete and property, improvements and equipment.

        The following table summarizes all business combinations for the five years ended September 30, 2007.

Business Combinations	Effective Date	Purchase Price	Location
Prospect Professional Care Medical Group, Inc.	September 30, 2003	$7,050,000	Orange County and East Los Angeles
Prospect NWOC Medical Group, Inc.	February 1, 2004	$2,000,000	North Orange County
StarCare Medical Group, Inc. APAC Medical Group, Inc. Pinnacle Health Resources	February 1, 2004	$8,500,000	North Orange County
Genesis HealthCare of Southern California	November 1, 2005	$8,000,000	Central Orange County
ProMed Health Services Company	June 1, 2007	$48,372,000	San Bernardino County
Alta Healthcare System, Inc,.	August 8, 2007	$154,895,000	Los Angeles County

        The intangible assets we acquire in our acquisitions include cash, HMO and provider contracts, trade names, covenants not-to-compete and customer relationships. We require that our acquisition targets have cash or a combination of cash and current assets equal to current liabilities, and positive tangible net worth. As discussed above, in fiscal 2007, all goodwill and intangible assets were written off except those related to the ProMed Entities and Alta.

Enrollment

        The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2006 and 2007, and the percentage change in enrollment between these dates:

	2006	2007	% Change
Commercial	140,300	184,300	31%
Medicare	14,100	23,700	68%
Medi-Cal	17,000	32,800	93%

Total	171,400	240,800	40%

        The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2005 and 2006, and the percentage change in enrollment between these dates:

	2005	2006	% Change
Commercial	144,900	140,300	(3)%
Medicare	12,500	14,100	13%
Medi-Cal	14,500	17,000	17%

Total	171,900	171,400	(0.3)%

        The increase in enrollment as of September 30, 2007 compared to September 30, 2006 is attributable primarily to increase in enrollment through the acquisition of the ProMed Entities, offset in part by decreased membership associated with physicians contracted to our other IPAs.

        The decrease in enrollment as of September 30, 2006 compared to September 30, 2005 is attributable primarily to decreased membership associated with physicians contracted to our IPAs, with the largest decreases being in the recently acquired IPAs where assimilation and integration into the Prospect operating platform continued in fiscal 2006. Offsetting this decrease was an enrollment increase associated with the acquisition of Genesis Healthcare of Southern California.

Results of Operations

  IPA Management segment

        The following table summarizes the results of operations for our IPA Management segment and is used in the discussions below for the years ended September 30, 2005, 2006 and 2007.

	Year Ended September 30
	2005	2006	Increase (Decrease)%
Revenues:
Capitation revenue	$129,143,656	$131,436,858	$2,293,202	2%
Fee for service revenue	2,232,059	2,074,104	(157,955)	(7)%
Management fees	806,788	1,233,027	426,239	53%
Other operating revenue	1,335,876	1,052,288	(283,588)	(21)%

Total Revenues	133,518,379	135,796,277	2,277,898	2%
Operating Expenses:
Managed care cost of revenues	96,371,197	97,184,202	813,005	1%
General and administrative	27,228,736	30,205,352	2,976,616	11%
Depreciation and amortization	948,017	1,513,170	565,153	60%

Total Operating Expenses	124,547,950	128,902,724	4,354,774	3%
Operating Income from Unconsolidated Joint Venture	87,516	1,400,492	1,312,976	1,500%

	9,057,945	$8,294,045	$(763,900)	(8)%
Equity in Losses, and Write Down of Unconsolidated Investment	$(1,000,000)	$—	$1,000,000	(100)%

Operating Income	$8,057,945	$8,294,045	$236,100	3%

Medical Cost Ratio	73.4%	72.8%

	Year Ended September 30
	2006	2007	Increase (Decrease)%
Revenues:
Capitation revenue	$131,436,858	$160,905,654	$29,468,796	22%
Fee for service revenue	2,074,104	2,001,205	(72,899)	(4)%
Management fees	1,233,027	697,101	(535,926)	(43)%
Other operating revenue	1,052,288	1,466,119	413,831	39%

Total Revenues	135,796,277	165,070,079	29,273,802	22%
Operating Expenses:
Managed care cost of revenues	97,184,202	131,044,814	33,860,612	35%
General and administrative	30,205,352	36,208,106	6,002,754	20%
Depreciation and amortization	1,513,170	2,622,494	1,109,324	73%
Impairment of goodwill and intangibles	—	38,776,421	38,776,421	100%

Total Operating Expenses	128,902,724	208,651,835	79,749,111	62%

Operating Income from Unconsolidated Joint Venture	1,400,492	2,663,544	1,263,052	90%

Operating Income (loss)	$8,294,045	$(40,918,212)	$(49,212,257)	(593)%

Medical Cost Ratio	72.8%	80.4%

Fiscal Year Ended September 30, 2007 Compared with Fiscal Year Ended September 30, 2006

        Our total IPA management revenues for 2007, the largest portion of which is capitation revenue, increased to $165,070,079 compared to $135,796,277 for 2006, or an increase of $29,273,802 or 22%. Effective January 1, 2007, the MediCal and Healthy Family enrollees under the CalOptima contract were reassigned from the AMVI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, which were previously included in income from unconsolidated joint venture (see below), are reported as capitation revenue and managed care cost of revenue, respectively beginning January 1, 2007. This change in reporting accounted for $3,411,854 of the increase in revenues in 2007 as compared to 2006. The acquisition of ProMed on June 1, 2007 also increased 2007 total revenue by $30,475,712.

        Exclusive of the reassignment of the MediCal and Healthy Family enrollees under the CalOptima contract and ProMed, total revenues decreased from the prior year as a result of two main factors: (i) decrease in hospital risk pool revenue of $3,816,144 and (ii) decrease in enrollment, partially offset by overall increase in capitation rates.

        We received and recorded as a positive adjustment to revenue of approximately $1.5 million in the fourth quarter of fiscal 2007 from HMOs for risk adjustment factors, compared to negative capitation revenue adjustments of $1.5 million in the fourth quarter of fiscal 2006. Since this revenue could not previously be estimated by us, we recorded it upon receipt from the HMOs. During the year ended September 30, 2007, exclusive of the ProMed acquisition, the number of enrollees decreased by approximately 12,200 resulting in an estimated revenue decrease of $5,700,000 during the year.

        Management fees, which represent approximately 0.4% of total IPA management revenues for 2007 as compared to approximately 1.0% for 2006, decreased by approximately 43%, primarily as a result of the termination of a portion of our joint venture management contract related to CalOptima MediCal and Healthy Family enrollees and an amendment to the Brotman Medical Center advisory contract which reduced our management involvement and related fee.

        Other operating revenue was $1,466,119 during 2007, compared to $1,052,288 for 2006. Amounts represent incentive payments from HMOs under "pay-for-performance" programs for quality medical care based on various criteria. The increase in other operating revenue was primarily the result of the timing of the incentives received from our contracted health plans.

        The IPA Management managed care cost of revenue for 2007 increased to $131,044,814 compared to $97,184,202 for 2006, or an increase of $33,860,612. The overall increase in managed care cost of revenue was the result of the ProMed acquisition, which we operated for four months in fiscal 2007 ($25,246,261), and increases in per member per month medical costs of $12,199,865 offset by enrollment declines in our core business ($3,585,514). Our medical cost ratio (computed as medical costs to total capitation and fee-for-service revenue) for the 2007 period was approximately 80.4% compared to approximately 72.8% for the 2006 period. The primary components of the difference were the result of the following factors. Approximately 7.8% of the net increase in medical cost ratio resulted from higher non-capitated medical costs of approximately $8,924,000, due to higher claims cost per member due to increases in fee-for-service contract rates, a proportionately higher percentage of fee-for-service contracts in the Genesis acquisition and conversion of some provider contracts from capitation to fee-for-service. Approximately 0.7% of the net increase was the result of the ProMed acquisition. The increase in medical cost ratio is partially offset by the decrease in the capitation expense by $1,289,978 or 1.1% of medical cost ratio. We also recorded higher physician salaries and bonus expense, offset by higher health plan payments/recoveries for stop-loss insurance and professional liability insurance and lower capitation expense incurred on our specialist providers because the Genesis acquisition had proportionately less capitated specialist contracts.

        Our IPA Management general and administrative expenses for 2007 increased to $36,208,106 from $30,205,352 in 2006, or an increase of 20%. While the overall increase in general and administrative expenses was due partly to the ProMed acquisition, which we operated for four months in fiscal 2007 ($1,930,450), the increase was primarily the result of increases in staffing and fringe benefit costs, related primarily to staffing increases to integrate prior acquisitions and prepare for future acquisitions, increased costs for outside services related to Sarbanes-Oxley Act compliance, information technology consulting and a special investigation conducted in connection with Alta's internal control and financial reporting matters (see Note 11 to the Consolidated Financial Statements). Exclusive of the ProMed acquisition, as a percentage of revenue, our general and administrative expenses increased to approximately 25.5% for 2007, compared to approximately 22.2% for 2006.

        Our IPA Management depreciation and amortization expense for 2007 was $2,622,494 compared to $1,513,170 for 2006, or an increase of 73%, primarily as a result of increased amortization of intangible assets acquired in connection with the ProMed acquisition completed on June 1, 2007. The increase was also due to depreciation expenses associated with increased capital expenditures.

        During the fourth quarter of fiscal 2007, we identified triggering events which caused us to reassess goodwill and identifiable intangibles for impairment in the Prospect reporting unit within the IPA Management segment. During the fourth quarter of fiscal 2007, we experienced a significant decline in enrollment representing approximately 50% of the total enrollment decline for the entire fiscal year 2007. This membership decline was attributed to increased competitive pressures that materialized into an accelerated decline in enrollment versus prior periods. We also experienced a significant increase in medical expenses (primarily claims) and outside professional fees. In addition, we projected negative cash flows for the reporting unit in 2008 and 2009. As a result of these analyses, goodwill and identifiable intangibles in the Prospect reporting unit were determined to be impaired and written off in a $38.8 million non-cash impairment charge.

        Income from unconsolidated joint venture increased to $2,663,544 in fiscal 2007 from $1,400,492 in fiscal 2006, as a result of increased profitability from the participation in the CalOptima OneCare program for Medicare/MediCal eligible beneficiaries effective January 1, 2006. Effective January 1, 2007, OneCare removed certain minimum healthcare spending requirements, improving the profitability of the program. Also, on January 1, 2007, the MediCal and Health Family members that we have with

CalOptima were reassigned directly to Prospect Medical Group instead of the joint venture, leaving only OneCare program in AMVI/Prospect. As a result, revenues and service costs related to the reassigned members are included in consolidated capitation revenue and managed care cost of revenue beginning January 1, 2007, rather than as income from the joint venture.

        Our IPA Management segment recorded an operating loss of $40,918,212 for 2007, as compared to operating income of $8,294,045 for 2006, primarily as the result of the non-cash impairment charge for goodwill and intangibles, a decline in members, higher claims per member rates and an increase in general and administrative costs.

Fiscal Year Ended September 30, 2006 Compared with Fiscal Year Ended September 30, 2005

        Our total IPA Management revenues for 2006, the largest portion of which is capitation revenue, increased to $135,796,277 compared to $133,518,379 for 2005, or an increase of 2%, primarily as a result of (i) the Genesis HealthCare of Southern California acquisition completed November 1, 2005, which increased revenue in 2006 by $10,459,374, and (ii) higher capitation rates in fiscal 2006 on our core businesses (exclusive of acquisitions), which contributed $6,313,472 in increased capitation, offset by decreases in capitation rates for senior enrollees arising from Medicare's moving to paying capitation on a risk adjusted basis. We received and recorded as a reduction to revenue approximately $1.5 million in the fourth quarter of fiscal 2006 from HMOs for risk adjustment factors, compared to positive capitation revenue adjustments of $4 million in the fourth quarter of fiscal 2005. Since this revenue could not previously be estimated by us, we recorded it upon receipt from the HMOs. Rate increases were partially offset by a decline in revenue associated with decreased enrollment in our core operations in the 2006 period. During the year ended September 30, 2006, the number of enrollees decreased by approximately 16,400, resulting in an estimated revenue decrease of $4,300,000 during the year.

        Management fees, which represent approximately 1% of total revenues for both 2006 and 2005, increased by approximately 53% primarily as a result of a new MSO agreement with Brotman Hospital and the OneCare product line.

        Other IPA Management operating revenue was $1,052,288 during 2006, compared to $1,335,876 for 2005, which decrease primarily results from decreased-pay-for performance monies received from our contracted HMOs for providing, then demonstrating, higher levels of care to their enrollees. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known.

        The IPA Management managed care cost of revenue for 2006 increased to $97,184,202 compared to $96,371,197 for 2005, or an increase of $813,005. The overall increase in managed care cost of revenue is the result of the Genesis HealthCare of Southern California acquisition which we operated for eleven months in fiscal 2006 ($8,682,912), increases in per-member-per-month medical costs of $7,042,966 offset by enrollment declines in our core business ($12,333,874) and a decrease in discretionary physician bonuses of $2,579,000. Our medical cost ratio (computed as medical costs to total capitation and fee-for-service revenue) for the 2006 period was approximately 72.8% and the medical cost ratio for the 2005 period was approximately 73.4%. The primary components of the difference were the result of the following factors. Approximately 1% of the net decrease resulted from approximately $1,200,000 decrease in capitation expense incurred on our specialist providers primarily because the Genesis acquisition had proportionately less capitated specialist contracts. Approximately 2% of the net decrease in medical cost ratio resulted from approximately $2,600,000 lower physician bonus expense reflecting lower pay-for-performance and risk pool incentives and negative capitation risk adjustments in fiscal 2006. We also recorded higher health plan payments/recoveries for stop-loss insurance in 2006 along with a decrease in the level of certain pharmacy and injectible costs. Our non-capitated medical costs increased by approximately $4,600,000 in relation to revenues and increased the medical cost ratio by approximately 3% compared to the prior period due to higher claims per member rates due to increases in fee-for-service contract rates, a proportionately higher percentage of fee-for-service contracts in the Genesis acquisition and conversion of some provider contracts from capitation to fee-for-service.

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

        Our IPA Management depreciation and amortization expense for 2006 was $1,513,170 compared to $948,017 for 2005, or an increase of 60%, as a result of increased amortization of certain assets acquired in connection with the Genesis acquisition completed in 2006. The increase was also due to accelerating, effective April 1, 2005, the rate of amortization of identifiable intangibles acquired in certain prior year acquisitions, as well as depreciation expenses associated with increased capital expenditures.

        Income from unconsolidated joint venture increased to $1,400,492 in fiscal 2006 from $87,516 in fiscal 2005, as a result of increased profitability from the participation in the CalOptima OneCare program for Medicare/Medi-Cal eligible beneficiaries effective January 1, 2006.

        Our IPA Management operating income decreased to $8,294,046, or a decrease of approximately 8%, for 2006, as compared to $9,057,945 for 2005, primarily as the result of a decline in members and the increase in general and administrative costs.

  Hospital Services segment

        For the period August 8, 2007 through September 30, 2007, our Hospital Services revenue was $15,583,040, the largest portion of which are revenues received from the Medicare and Medicaid programs of $5,998,079 (39.3%) and $8,226,765 (53.9%), respectively. Based on cost of revenue of $10,699,194 and general administrative expenses of $1,569,086, and depreciation and amortization of $483,837, our Hospital Services segment reported operating income of $2,830,923. The pre-tax profit from the Hospital Services segment does not reflect the results that would otherwise occur under push-down accounting and does not include any corporate expense allocations.

  Consolidated

  Interest expense and amortization of debt discounts and fees, net

        Interest expense and amortization of debt discounts and fees (net of investment income) for 2007 increased to $4,160,302 compared to $194,013 for 2006, primarily as a result of additional interest incurred on the $155 million syndicated senior secured credit facility agented by Bank of America to finance the June 1, 2007 ProMed acquisition and the August 8, 2007 Alta acquisition.

        Interest expense (net of investment income) for 2006 decreased to $194,013 compared to $558,278 for 2005, as a result of the higher yields on our investments, partially offset by additional interest on a $4 million credit facility to finance the November 2005 Genesis acquisition.

  Loss on interest rate swaps

        Loss on interest rate swaps of $868,480 represented the ineffective portions of the losses on all cash flow swaps that were charged to earnings in the period commencing from the dates that the swaps were entered into through September 30, 2007 with respect to the $48,000,000 swap, and through September 6, 2007 with respect to the $97,750,000 swap (see Note 9 to the Consolidated Financial Statements).

  Income Taxes

        Our income tax benefit for 2007 was $9,649,359 compared to income tax expense of $3,193,522 for 2006. Our effective tax rate was 22% in 2007 compared to 39% in 2006. The difference is primarily related to a portion of the $38.8 million impairment charge in 2007 for intangible assets that is not tax deductible.

        Our income tax expense for 2006 of $3,193,522 decreased $221,656 from $3,415,178 for 2005, or a decrease of approximately 6%. Our effective tax rate was 39% in 2006 and 46% in 2005. Our 2005 effective tax rate was higher primarily due to a valuation allowance we established in 2005 on the capital loss we sustained from our unconsolidated equity investment in Brotman Medical Center.

  Net income

        Our net loss for 2007 was $33,476,751 or ($3.94) per diluted share, as compared to net income $4,890,035, or $0.60 per diluted share, for 2006, which decrease is the result of the changes discussed above.

        Our net income for 2006 was $4,890,035 or $.60 per diluted share, as compared to $4,072,559, or $0.48 per diluted share, for 2005, which decrease is the result of the changes discussed above.

Liquidity and Capital Resources

General

        We require capital primarily to facilitate our acquisition strategy and to develop the infrastructure necessary to effectively manage our affiliated physician organizations and our hospital operations.

        Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities, and by cash flow from operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations are healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations and management services revenues earned by our management subsidiaries. With the acquisition of Alta, our sources of cash from operations now include payments for hospital services rendered under reimbursement arrangements with third-party payers. which include the federal government under the Medicare program, the state government under the Medi-Cal program, private insurers, health maintenance organizations (HMOs) and preferred provider organizations (PPOs), and self-pay patients.

        Our primary uses of cash include healthcare capitation and claims payments by our affiliated physician organizations, administrative expenses, debt service, acquisitions, costs associated with the integration of acquired businesses, information systems development costs, and with the acquisition of Alta, operating and administrative expenses related to our hospital operations. Our affiliated physician organizations generally receive capitation revenue in advance of having to make capitation and claims payments to their providers. However, our hospitals receive payments for services rendered generally 30 to 90 days after the medical care is rendered. For some accounts and payer programs, the time lag between service and reimbursement can exceed one year.

        Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive after-tax total return. At September 30, 2007, we invested a substantial portion of our cash in U.S. bank certificates of deposits with an average maturity of approximately 115 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets.

        A substantial portion of our recurring cash requirements is funded by advances from our management subsidiaries, affiliated physician organizations and hospital operations. Our affiliated IPAs are subject to financial stability, tangible net worth and other requirements of the HMOs with which we do business. As of September 30, 2007, our subsidiaries were in compliance with these financial requirements. We are required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 115 days as of September 30, 2007, are included in short-term investments in the accompanying financial statements since these funds are available to pay medical claims on a current basis.

        The affiliated physician organizations must also comply with a minimum working capital, tangible net equity (TNE), cash to claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2007, while we have not filed the fiscal 2007 financial statements of PMG, we believe that the affiliated physician organizations were in compliance with these financial regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2008. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months. Certain details of cash flows from operating activities, investing activities and financing activities for the fiscal years ended September 30, 2007 and 2006 are described below.

        In the future, we expect some level of increasing cash flow from operations due to the inclusion of earnings from the June 1, 2007 acquisition of ProMed Health Services Company and the August 8, 2007 acquisition of Alta Healthcare System, Inc., some additional savings derived from the elimination of duplicate functions and related costs, and some amount of revenue enhancements as a result of increased rates from HMO contract renewals. These expected positive impacts on operating cash flows derived from acquisitions will be partially offset by ongoing loss of member enrollment from our core operations. Also, if our profitably increases, we will incur, and have to fund, an increased tax burden. With each new acquisition, we also acquire new operating and other obligations, which have to be funded. Since we target profitable companies, we currently expect that the additional obligations resulting from our recent acquisitions will be serviceable through cash flow generated by those acquired entities.

        Additional liquidity and capital resource considerations in the future include the anticipation that we will be investing significantly more in personnel, property, improvements and equipment related to recent acquisitions. These additional investments in personnel, technology and automation will be funded from existing cash reserves and cash generated from operations. Because any future acquisitions will be funded through some combination of cash, borrowings and our stock, we continue to evaluate a variety of equity and borrowing sources. Additionally, we may seek to increase our liquidity through the potential sale of certain of our assets or through other means.

        We are also periodically required to provide letters of credit in favor of the HMOs with which we do business. Letters of credit totaling approximately $605,000 are currently secured by certificates of deposit of approximately the same amount. The HMOs may also seek increased letter of credit levels, which we will have to fund from our cash reserves. Additionally, our former Chief Executive Officer and Chairman has historically provided a personal guarantee in the event of a tangible net equity shortfall at our affiliated physician organization, Prospect Medical Group, in order to meet certain contracting requirements with the HMOs. This personal guarantee arrangement was terminated effective January 19, 2005, following our assessment that it was no longer needed in order for us to meet our tangible net equity requirements.

Recent Operating Results and Credit Facilities

        On September 27, 2004, we entered into a senior secured credit facility with Residential Funding Corporation (RFC, a subsidiary of General Motors Acceptance Corporation) that consisted of a $10,000,000 term loan and a $5,000,000 revolving credit facility. In November 2005, in connection with the acquisition of Genesis, RFC provided us with an additional $4 million term loan on terms similar to the existing term loan.

        All amounts owing to RFC ($7,842,000, plus $209,000 of prepayment penalties) were repaid on June 1, 2007, from proceeds of a new 3-year senior secured credit facility entered into with Bank of America, in connection with the purchase of the ProMed Entities. The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable rate term loan, and a $5,000,000 revolver.

        All amounts outstanding under the $53,000,000 Bank of America credit facility ($48,000,000) were repaid on August 8, 2007, with proceeds from a $155,000,000 syndicated senior secured credit facility agented by Bank of America in connection with the acquisition of Alta Healthcare System, Inc., comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000, which expires on August 8, 2012.

        We are subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio and a minimum fixed charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month operating results, including the pre-acquisition operating results of any acquired entities. The administrative covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than our primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by PMG, PMH and most of its existing wholly-owned subsidiaries. Substantially, all of our assets are pledged to secure the credit facility. We exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. We also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, we did not comply with certain administrative covenants including timely filing of our Form 10-K for the year ended September 30, 2007 and other periodic reports.

        On February 13, 2008, April 10, 2008 and May 14, 2008, we and our lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased to 500 to 750 basis points effective April 10, 2008. During the forbearance periods, we had limited or no access to the line of credit. We also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, we and our lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, we are required to, among other conditions, file our Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligations under the wavier and the amended credit facility agreement constitutes additional events of default. We have met all debt service requirements on a timely basis.

        We believe that we will be able to comply with the adjusted financial ratios through September 30, 2008. As such, scheduled payments due after twelve months have been classified as non-current at September 30, 2007. However, there can be no assurance that we will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond September 30, 2008. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact our liquidity, ability to operate and our ability to continue as a going concern.

        In connection with obtaining the waivers and amendments, we were required to pay $675,000 in fees to Bank of America, $2,274,000 in forbearance fees to the lenders, $400,000 in legal and consulting fees to the lenders' advisors and add 1% to the principal balance of the first and second lien debt of $1,415,000. In addition, we will incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in our consolidated leverage ratio.

        We recorded a 2007 non-cash impairment charge of approximately $38.8 million to write off goodwill and intangibles within the IPA Management segment, which resulted in losses in our core operations during 2007, although operating activities have generated positive cash flows from 2005 to 2007. The improvement of our core operations and the successful integration of our newly acquired subsidiaries has required and will continue to require significant investment and management attention. We are undertaking a review of our operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

        We have implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. We also plan to divest non-strategic assets to reduce debt service. We believe that we will be able to comply with all covenants, as modified, at least through September 30, 2008 and have included scheduled payments due after twelve months from the balance sheet date as non-current liabilities at September 30, 2007.

        However, there can be no assurance that the turnaround plan will have a successful outcome and that we will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full and immediate repayment of the loans, which would negatively impact our liquidity, ability to operate and ability to continue as a going concern.

Fiscal Year Ended September 30, 2007 Compared with Fiscal Year Ended September 30, 2006

        As of September 30, 2007, cash and cash equivalents were $21,599,270 an increase of $4,975,863 from September 30, 2006. The more significant components of this net increase in cash are discussed below.

        Net cash provided by operating activities was $6,329,420 for the year ended September 30, 2007, compared with $787,012 for the year ended September 30, 2006. While earnings (excluding non-cash charges and other reconciling items) was lower than the prior year, the reduction was offset by favorable changes in working capital, including a decrease in risk pool receivables of $1,835,332 and an increase in accrued medical claims of $4,701,435. These increases were partially offset by an increase in recoverable income taxes of $935,293 (resulting mainly from an overpayment of quarterly tax deposits) and reduction in accounts payable and other accrued liabilities of $2,301,339.

        Net cash used in investing activities totaled $130,224,727 for the year ended September 30, 2007, compared with $6,891,948 for the year ended September 30, 2006. Net cash used in investing activities for the year ended September 30, 2007 was comprised primarily of cash paid for the acquisitions of ProMed and Alta (net of cash received) of $128,077,057, transaction costs of $1,492,779 and purchases of property, improvements and equipment of $922,658.

        Net cash provided by financing activities totaled $128,871,170 for the year ended September 30, 2007, compared with net cash provided by financing activities of $5,779,039 for the year ended September 30, 2006. Net cash provided by financing activities for the year ended September 30, 2007 was comprised primarily of the ProMed acquisition debt of $48,000,000 and the Alta acquisition debt totaling $148,000,000, and net proceeds of $2,202,801 from option exercises, less aggregate debt repayments totaling $61,406,207 and payment for deferred financing costs of $7,809,728.

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

        Net cash used in investing activities totaled $6,891,948 for the year ended September 30, 2006, compared with $1,356,463 for the year ended September 30, 2005. Net cash used in investing activities for the year ended September 30, 2006 was comprised primarily of purchases of property, improvements and equipment of $640,915; cash paid for the acquisition of Genesis HealthCare of Southern California (net of cash received) of $6,560,892; partially offset by a decrease in restricted certificates of deposits required by the health plans of $293,273.

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

Working Capital

        We had positive working capital of $2,248,634 at September 30, 2007 and negative working capital of $681,960 and $123,898, at September 30, 2005 and 2006, respectively. We had cash and cash equivalents of $16,949,304, $16,623,407 and $21,599,270, at September 30, 2005, 2006 and 2007, respectively. Our working capital ratio (current assets divided by current liabilities) was .97, .99 and 1.04, at September 30, 2005, 2006 and 2007, respectively.

        As of the fiscal years ended 2005, 2006 and 2007 amounts due to our lenders totaled $8,166,667, $12,000,000 and $146,750,000, respectively. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions.

Interest Rate Swaps

        As required by the $53 million credit facility, on May 16, 2007, we entered into a $48 million interest rate swap, which effectively converts the variable interest rate (the LIBOR component) under the credit facility to a fixed rate of 5.3%, plus the applicable margin per year throughout the term of the loan. This interest rate swap remains in effect even though the related term loan was repaid in August 2007.

        In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, we entered into a separate interest rate swap agreement for the incremental debt, initially totaling $97,750,000 which effectively converts the variable interest rate (the LIBOR component) under the incremental portion of the $155 million credit facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps are scheduled to decline as the principal balances owing under the term loans declines. Under these swaps, we are required to make quarterly fixed rate payments to the counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the counterparties are obligated to make certain monthly floating rate payments to us referencing the same notional amount. These interest rate swaps effectively fix the weighted average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, we are ultimately obligated for all amounts due and payable under its existing credit facility.

        The interest rate swap agreements are designated as cash flow hedges of expected interest payments of long-term debt with the effective date of the $48,000,000 swap to be in the second quarter of fiscal 2008 and the effective date of the $97,750,000 swap to be September 6, 2007. Prior to becoming effective, all mark-to-market adjustments in the value of the swaps are charged to other expense. Total ineffective portions of the gains or losses on all cash flow swaps that were charged to earnings through September 30, 2007 were approximately $868,480. The effective portions of the fair value gains or losses on these cash flow hedges are initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amount of the loss recorded in other comprehensive income at September 30, 2007 that is expected to be reclassified to interest expense in the future is approximately $255,000, after tax. There were no components of cash flow hedges that were excluded from the assessment of effectiveness.

        As of April 30, 2008, the mark-to-market adjustments in the value of the swaps increased to $2,156,668 from $844,183 as of September 30, 2007, with respect to the May 2007 swap and to $5,649,635 from $1,089,833 as of September 30, 2007, with respect to the September 2007 swap.

Additional Financing

        To the extent we continue to pursue our acquisition strategy, additional financing will be required and we will need to seek additional or expanded credit facilities from banks or other sources of debt.

        We anticipate financing future acquisitions and potential business expansion with a combination of debt, issuance of common stock and cash flow from operations. Additionally, we may seek to reduce our total extent and/or raise financing through the sale of certain of our assets to the extent they are deemed not to fit with our long-term strategic objectives.

        In order to meet our long-term liquidity needs, we may incur, from time to time, additional bank indebtedness. Banks and traditional commercial lenders do not generally make loans to companies without substantial tangible net worth. Since, by the very nature of our business, we accumulate substantial goodwill and intangibles on our balance sheet, it may be difficult for us to obtain this type of financing in the future. We may issue additional equity and debt securities, the availability and terms of which will depend upon market and other conditions. The corporate lending and equity markets have been disrupted by the current credit market conditions, resulting in both a reduction in the number of transactions as well as amount of funds raised. Transactions that have been consummated are completed at lower valuations in the case of equity offerings and at higher interest costs in case of debt offerings. Our ability to issue any debt or equity instruments in a public or private sale is also restricted under certain circumstances pursuant to contractual restrictions in agreements with our lenders. There can be no assurance that additional financing will be available upon terms acceptable to us, if at all. The failure to raise the funds necessary to finance our future cash requirements could adversely affect our ability to pursue our strategy and could adversely affect our future results of operations.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        In the table below, we set forth our contractual obligations, including long term debt and other obligations and commitments, as of September 30, 2007, which are payable in our fiscal years ending September 30:

	Total	2008	2009	2010	2011	2012	2013 and Thereafter
	(000's eliminated)
Line of credit(1)	$3,000	$3,000	$—	$—	$—	$—	$—
Long term debt(1)	143,750	5,000	5,000	5,000	5,000	5,000	118,750
Capital lease commitments(2)	1,240	472	383	325	60	—	—
Operating lease commitments(2)	11,047	2,598	2,587	2,305	1,374	947	1,236
Interest(3)	148,273	19,277	21,913	21,281	20,648	19,961	45,194

	307,310	30,347	29,883	28,911	27,082	25,908	165,180

(1)
The line of credit and long term debt due to our lenders mature on various dates with the last amount maturing on August 8, 2015. See Note 9 to the consolidated financial statements for a description of our long term debt. The scheduled maturities in the table above do not reflect mandatory repayments based on 50% of excess cash flows (as defined) and the net proceeds from the planned sale of SMM, SPCMG, AVM and PEG (see Note 17 to the Consolidated Financial Statements), since such amounts cannot be determined in advance.

(2)
See Note 11 to the September 30, 2007 consolidated financial statements for a description of our minimum lease commitments under non-cancelable capital and operating leases.

(3)
Interest is based on interest rates as revised pursuant to the April 2008 forbearance agreements and May 2008 amendments to the $155 million credit facility. Interest also assumes that the 4% "paid-in-kind" interest on the second lien debt will remain in effect until maturity. However, the 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. We also have two interest rate swap agreements to hedge changes in variable interest rates on our variable rate long-term debt. Future settlement payments under those agreements cannot be estimated and are not included in the table above.

        At September 30, 2007, we have $1,664,564 in risk pool deficits that are not payable until and unless we generate future risk sharing surpluses. When the HMO contracts terminate, any remaining risk pool deficits will be waived.

Item 7A.    Quantitative and Qualitative Disclosures Regarding Market Risk.

        As of September 30, 2007, we had cash and cash equivalents of $21,599,270. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in U.S. bank certificate of deposits and overnight, high yield money market funds. As of September 30, 2007, we had $636,592 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if the market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Money market funds are not typically subject to material market risk. In addition, we have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Assuming a hypothetical 10% change in interest rates, there would be no material impact on our future earnings and cash flows related to these instruments, or their fair value.

        We financed our acquisitions through variable-rate debt. In the normal course of business, we have exposures to interest rate risk from our long-term debt. To manage these risks, we have entered into derivative instruments such as interest rate swaps. We do not hold or issue financial instruments for trading purposes. In fiscal 2007, our derivative instruments consisted of two interest rate swaps designated, or in the process of being designated, as cash flow hedges.

        At September 30, 2007, we had $146.7 million of borrowings under variable interest rate facilities. Under the interest rate swap agreements entered into in May 2007 in connection with the ProMed acquisition and in September 2007 in connection with the Alta acquisition, the notional amounts of these swaps are scheduled to decline in order to reflect certain scheduled and anticipated principal payments under the term loan facilities. Under these swaps, we are required to make quarterly fixed rate payments to the counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the counterparties are obligated to make certain quarterly floating rate payments to us referencing the same notional amount. Based on the current applicable margin. Our interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at a blended average LIBOR rate of 5.13% through their maturities. A 100 basis point adverse movement (increase) in interest rates would have decreased our net income for fiscal year 2005, 2006 and 2007 by approximately $186,000, $105,000 and $384,000, respectively. The effect on net income in fiscal 2007 did not include the impact of future settlement payments under the swap agreements as such amounts cannot not be estimated in advance. For terms relating to our long-term debt, see Note 9 of the Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data.

        The following financial statements and financial statement schedule are included in this report beginning on page F-1:

        Selected quarterly financial data required by this item is included in Note 16 to the consolidated financial statements.

        All other schedules are omitted because they are not required, or the information is included elsewhere in the consolidated financial statements.

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

        Evaluation of Disclosure Controls and Procedures:    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This evaluation was conducted as of September 30, 2007. Based on this evaluation, in light of the material weaknesses in internal control over financial reporting as of September 30, 2007, which are discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September, 30, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Changes in Internal Controls:    The principal executive officer and principal financial officer have concluded that, other than the specific changes identified in this Item 9A, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        Summary of Material Weaknesses in Internal Control Over Financial Reporting:    Shortly after our August 8, 2007 acquisition of Alta Hospitals System, LLC ("Alta"), we determined that there were certain material errors in Alta's previously issued financial statements for its fiscal year ended December 31, 2006, and that material adjustments needed to be made to Alta's interim financial statements as of and for the six months ended June 30, 2007. The material weaknesses noted were in the areas of recording reimbursements due from third-party payors related to open cost report years; accounting for receivables from government disproportionate share programs; and valuation of general hospital accounts receivable balances.

        These areas involve complex accounting considerations and require significant knowledge and experience in hospital financial reporting and reimbursement. Alta did not have the necessary finance personnel with specific expertise in these complex areas to evaluate all appropriate data and accounting considerations related to these areas, and knowledgeable personnel capable of overseeing and evaluating work performed by outside consultants working on Alta's behalf. These deficiencies resulted in errors in the preparation and review of Alta's financial statements and related disclosures and resulted in the restatements to Alta's financial statements for the year ended December 31, 2006 and in adjustments to Alta's interim financial statements as of and for the six months ended June 30, 2007.

        During our review of these material weaknesses in Alta's internal control over financial reporting, we have identified the reasons for the material weaknesses and have taken, and intend to continue taking, steps to strengthen Alta's internal control over financial reporting, as described in more detail below. Although these material weaknesses relate only to Alta, and this report includes only 54 days of Alta's operations and earnings, these material weaknesses had not been fully remediated as of September 30, 2007. Therefore, we have concluded that material weaknesses existed in our internal control over financial reporting as of September 30, 2007.

        Our Audit Committee engaged independent counsel, who, together with various advisers, assisted the Audit Committee in conducting an extensive investigation into the events that gave rise to the misstatements in the Alta financial statements for the year ended December 31, 2006. The Audit Committee concluded the investigation in March 2007 and did not find any intentional wrongdoing in the preparation of the Alta financial statements, but confirmed the need for improvements in internal control and control over financial reporting, as more fully discussed below.

        As a result of the significant acquisitions we completed in 2007, we have also undergone significant changes in our corporate and financial reporting structure. We now have a multi-location, multi-tier reporting and consolidation process with decentralized accounting functions at each of our reporting units. As a result of these changes, along with the deficiencies relating to Alta as discussed above, we did not make timely filings of our Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Following the 2007 acquisitions, we have expended significant efforts on financial reporting activities and integration of operations, expansion of our disclosure controls and procedures and internal control systems to address, among other things, operations at multiple sites.

        Remediation Steps to Address Material Weaknesses:    Based on findings of material weaknesses in our internal control over financial reporting as of September 30, 2007 as described above, we have taken steps to strengthen our internal controls over the more complex accounting areas, namely, recording of reimbursements due from third-party payors, accounting for receivables from government disproportionate share programs, and valuation of general hospital accounts receivable balances. We have significantly added to the expertise and depth of personnel within the Alta finance department, including the appointment of a highly qualified Chief Financial Officer, with specific and significant expertise in the critical areas identified above. We also intend to expand our financial accounting and reporting team at our corporate location, including the establishment of an internal audit function, to strengthen the overall financial statement close process and to provide additional oversight on financial accounting and reporting matters throughout our organization. However, not all of these remediation steps were in place as of September 30, 2007 and, as such, the conclusion of management is that material weaknesses existed as of that date. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. These measures include, but are not limited to, the following:

  •
  The hiring of highly qualified financial personnel, including the appointment of an appropriately qualified Alta Chief Financial Officer, with specific expertise in the areas where material weaknesses were noted;

  •
  The development of a financial reporting responsibility matrix, whereby all general ledger accounts and financial statement line items are specifically assigned to a specific member of the finance department to perform monthly quarterly and year-end analysis, with an assigned, appropriately qualified, reviewer formally signing off on the analysis at each close;

  •
  The creation of a formal monthly, quarterly, and annual reporting package, including specific reporting and information for identified key risk areas, with formal sign off by the financial executive with specific oversight of each area;

  •
  The development of formal written accounting policies and procedures in all key areas, with special emphasis on those areas where material weaknesses have been identified; and with regular compliance reviews of key risk areas to evaluate the design and effectiveness of controls; and

  •
  Co-ordination of similar considerations and efforts being undertaken by our Sarbanes-Oxley implementation team regarding risk assessment, design of controls, remediation of deficiencies, and testing the operating effectiveness of those controls.

        Sarbanes-Oxley 404 Compliance:    We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase. We have supplemented our internal project team with the services of an outside specialist. Although we have made this project a priority for the company, there can be no assurances that all material weaknesses that may be identified and validated will be remediated before the required due date for management to report on internal controls of September 30, 2008.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following sets forth information regarding each of our directors and executive officers. Other than as described below, no director or executive officer has a family relationship with any of our other directors or executive officers.

        Samuel S. Lee.    Mr. Lee, 41, was appointed our Chief Executive Officer on March 19, 2008 and as Chairman of our Board of Directors on May 14, 2008. Mr. Lee was previously appointed as a member of our Board of Directors and as Chief Executive Officer of our subsidiary, Alta Hospitals System, LLC on August 8, 2007. He served previously as the President of Alta from January 2002 until we acquired Alta on August 8, 2007. Mr. Lee's background involves healthcare and technology related private equity investment management, operational leadership, entrepreneurship, mergers and acquisition, and leveraged financing for various corporations. Prior to Alta, Mr. Lee was a General Partner with Kline Hawkes & Co., a $500 million private equity firm located in Brentwood, California, that focuses on healthcare, technology, and business services. Mr. Lee has been the lead/principal investor and director of several private and public companies. Additionally, Mr. Lee worked in healthcare reimbursement, business office, and operations for SFS, Inc., and in consulting and systems engineering for Andersen Consulting and Verizon. Mr. Lee received his bachelor's degree in Industrial and Systems Engineering from Georgia Tech and master's degree in business administration from Harvard Business School. Mr. Lee is an active member of the Young President's Organization of Los Angeles, and also involved with several civic and community organizations.

        Catherine S. Dickson.    Catherine S. Dickson, 38, serves as our President and Chief Operating Officer, positions she has held since July 2003. In February 2004, Ms. Dickson was elected as a member of our Board of Directors. Ms. Dickson is also the President and Chief Executive Officer of Prospect Medical Systems. Prior to Ms. Dickson's appointment as our President and Chief Operating Officer, Ms. Dickson served as Vice President of Contracting and Credentialing for Prospect Medical Systems since February 2000. Ms. Dickson has been with Prospect Medical Systems since January 1998. Ms. Dickson has significant experience across a broad range of managed care divisions, including contract negotiation and implementation, claims adjudication, eligibility, utilization management and credentialing. Before joining Prospect Medical Systems, Ms. Dickson served as an Associate Contract Administrator for Orange Coast Managed Care Services, Inc., the health care management company for the Sisters of St. Joseph Health Organization Independent Physician Association.

        Mike Heather.    Mike Heather, 49, was appointed Chief Financial Officer of the company and each of our management subsidiaries in April 2004. Mr. Heather also serves as Chief Financial Officer of each of our affiliated physician organizations except for AMVI/Prospect Health Network, which is a joint venture partner where Mr. Heather is Chief Financial Officer of one of the two general partners. Most recently, Mr. Heather served as Co-Chief Executive Officer of WebVision, Inc. from March 2001 to June 2002, and Chief Financial Officer from June 2000 through June 2002. Prior to joining WebVision, Mr. Heather was a Partner at Deloitte & Touche which he joined in 1980, and was the founder and Partner-in-Charge of the HealthCare Services Practice of Deloitte & Touche in Orange County from June 1992 to June 2000.

        Linda Hodges.    Linda Hodges, 63, has served as our Executive Vice President of Compliance since August 1, 2003. Previously, Ms. Hodges served as President and Chief Operations Officer of Prospect Medical Systems from November 1998 to July 2003, and she has performed a number of other senior management functions for Prospect Medical Systems since 1996. Ms. Hodges has over 20 years of health care related experience in management and operations. Ms. Hodges has also served in positions such as Interim Chief Executive Officer of VivaHealth Plan, Executive Director of Foundation

Health Corporation (Southern California Region), and President of Loma Linda Health Plan, a wholly owned subsidiary of Century MediCorp, Inc.

        Donna Vigil.    Donna Vigil, 59, has served as our Vice President of Finance since April 2004, prior to which she served as our Chief Financial Officer commencing July 1998. Ms. Vigil served as Chief Financial Officer of NetSoft, a privately held, $20 million software development company with five European subsidiaries, from October 1989 to September 1997. Ms. Vigil was Acting Chief Financial Officer/Consultant of Strategic HR Services, for the staffing division of a large real estate developer in Southern California, from October 1997 to May 1998.

        Michael A. Terner.    Michael A. Terner, 46, has served as our Executive Vice President since July 30, 2007, prior to which he served as our Vice President of HMO Contracting and Health Plan Relations since October 1, 2003 and served as our Secretary from July 30, 2007 to April 7, 2008. From 1998 to 2003, Mr. Terner was a portfolio manager for Ocean Park Capital Management, LLC, a private investment company. From 1994 through 1998, Mr. Terner was an independent financial consultant for various entities including Prospect Medical Holdings and the Columbia Charitable Foundation. From 1991 to 1993, he was the Business Development Executive with Century Medicorp, and from 1990 to 1991, Mr. Terner was involved in the health care consulting practice of KPMG Peat Marwick. From 1983 to 1988, Mr. Terner was a risk arbitrage trader with LF Rothschild, Unterberg and Laterman Co. Mr. Terner received his MBA from the Anderson Graduate School of Management at UCLA in 1990, and his BA Degree from Harvard College in 1983. Mr. Terner is the son of Jacob Y. Terner, our Chief Executive Officer.

        David Levinsohn.    David Levinsohn, 73, has served as a member of our Board of Directors since July 1996. Mr. Levinsohn was the President and Chief Executive Officer of Sherman Oaks Health Systems, Inc. d/b/a Sherman Oaks Hospital and Medical Center from March 1995 until December 2007. Prior to being named to those positions, Mr. Levinsohn served as the Chief Operating Officer of Sherman Oaks Health Systems since May 1994. From November 1993 to May 1994, Mr. Levinsohn was the Vice President of Encino Tarzana Medical Center. From 1989 until November 1993, Mr. Levinsohn was Executive Director of Sherman Oaks Hospital.

        Kenneth Schwartz, CPA.    Kenneth Schwartz, 72, has served as a member of our Board of Directors since June 1998. Mr. Schwartz served as a Director of Deloitte & Touche LLP from December 1990 to June 1998. Mr. Schwartz previously served as a member of the National Management Committee and Managing Partner of the Los Angeles office of Spicer & Oppenheimer.

        Joel S. Kanter.    Mr. Kanter, 51, was elected as a member of our Board of Directors in February 2004. Mr. Kanter has been the President of Windy City, Inc., a privately held investment company, since 1986. From 1993 to 1999, Mr. Kanter was the President or Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (NMS:WNUT). Mr. Kanter's past experience includes serving as a Legislative Assistant to former Congressman Abner J. Mikva (D-Illinois), Special Assistant to the National Association of Attorneys General, Staff Director of the House Rules Committee's Subcommittee on Legislative Process and Managing Director of The Investors' Washington Service. Mr. Kanter serves on the Board of Directors of Pet DRx Corporation (NASDAQ: VETS), I-Flow Corporation (NASDAQ: IFLO), Aquamatrix, Inc. (OTC Bulletin Board: AQMX.OB), Magna-Lab, Inc. (OTC Bulletin Board: MAGLA.OB), WaferGen Bio-systems, Inc. (OTC Bulletin Board: WGBS.OB), and Medgenics, Inc. (London AIM: MEDG). Mr. Kanter is also a Trustee at the Georgetown Day School (Washington, D.C.), The Langley School (McLean, Virginia), and the Union Institute & University (Cincinnati, Ohio).

        Gene E. Burleson.    Mr. Burleson, 67, has served as a member of our Board of Directors since July 2004. Mr. Burleson served as Chairman of the Board of Directors of Mariner Post-Acute Network Inc., an operator of long-term care facilities from January 2000 to June 2002. Mr. Burleson also served as Chairman of the Board of Directors of Alterra Healthcare Inc., a developer and operator of assisted living facilities and is currently on the Board of Deckers Outdoor Corporation, Inc. (NASDAQ: DECK), Pet DRx Corporation (NASDAQ: VETS), and SunLink Health Systems, Inc. (AMEX: SSY). In addition he is involved with several private health care companies as an investor and director. Mr. Burleson served as Chairman of the Board of GranCare Inc. from October 1989 to November 1997. Additionally, Mr. Burleson served as President and Chief Executive Officer of GranCare Inc. from December 1990 to February 1997. Upon completion of the merger of GranCare's pharmacy operations with Vitalink Pharmacy Services Inc. in February 1997, he became Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc. Mr. Burleson resigned as Chief Executive Officer and a director of Vitalink Pharmacy Services in August 1997. From June 1986 to March 1989 Mr. Burleson served as President, Chief Operating Officer and a director of American Medical International Inc. ("AMI"), an owner and operator of acute care hospitals. Based in London from May 1981 to June 1986, Mr. Burleson served as Managing Director of AMI's international operations.

        Jeereddi Prasad, M.D.    Jeereddi Prasad, M.D., 60, was appointed as a member of our Board of Directors effective June 1, 2007 in connection with our acquisition of the ProMed group of companies, which include a management services organization, or MSO, and two independent physician associations, or IPAs, based in Southern California. Dr. Prasad served as the President of each of the ProMed group entities from 1994 (2002 in the case of Upland Medical Group) until their acquisition by the company, and he has continued to serve as the President of Upland Medical Group following the ProMed acquisition. Since 1991, Dr. Prasad has also served as the President and Medical Director of Chaparral Medical Group, Inc., a fifty physician multi-specialty group that he founded in Southern California, within which he created a strong Endocrinology Department that is an ADA Certified Center of Excellence for Diabetic Education. Dr. Prasad completed his Endocrinology Fellowship at Bellevue/ NYU Medical Center in 1978. He is board certified in Endocrinology and Internal Medicine and is a Fellow of both the American College of Endocrinologists and American College of Physicians.

        Glenn R. Robson.    Mr. Robson, 46, was appointed a member of our Board of Directors on August 8, 2007 in connection with our acquisition of Alta. Mr. Robson has served as Senior Vice President and Chief Strategy Officer of AECOM Technology Corporation since December 2006. Mr. Robson joined AECOM in May 2002 as Senior Vice President and Chief Financial Officer. AECOM Technology Corporation provides professional technical services, including consulting, planning, architecture, engineering, construction management, project management and environmental services, as well as management support services to government and commercial clients worldwide. Prior to joining AECOM, Mr. Robson worked at Morgan Stanley & Co. for twelve years, where he served most recently as a Managing Director in the investment banking division, and previously as a Principal and Vice President in the corporate finance department. Earlier in his career, Mr. Robson was a Business Analyst with McKinsey & Company. Mr. Robson received his bachelor's degree in economics from the Wharton School of the University of Pennsylvania, and a master's degree in business administration from Harvard Business School.

Appointment of Two Directors by Holders of Series B Preferred Stock

        Mr. Lee and Mr. Robson were appointed as members of our Board of Directors in connection with the acquisition of our Alta hospital subsidiary. Under the terms of our Series B Preferred Stock, which was issued to the former shareholders of Alta in the acquisition, the holders of the Series B Preferred Stock are entitled to elect two directors at any election of directors until the next election of directors, for so long as the Series B Preferred Stock remains outstanding. The terms of the Series B Preferred Stock require that one of the two directors must be an independent director who is approved by a majority of the other members of our Board of Directors. These two directors have been designated for election as directors by a separate vote of the holders of our Series B Preferred Stock, to serve as members of the Board together with the other seven directors named above who have been nominated for election by the holders of our class of Common Stock. Mr. Robson has been designated and approved to serve as an independent director in accordance with the requirements of the Series B Preferred Stock.

Terms of Office

        Directors (other than those appointed by holders of our Series B Preferred Stock, as described above) are elected annually by our stockholders and hold office until the next annual stockholders meeting and until a successor is elected and has qualified, subject to their earlier resignation, removal or death.

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

Audit Committee

        The Board of Directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee makes recommendations to management concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Mr. Schwartz is the Chairman of the Audit Committee, and Mr. Levinsohn, Mr. Kanter, Mr. Burleson and Mr. Robson serve as members of the Audit Committee.

        Each member of the Audit Committee meets the independence requirements of the American Stock Exchange, the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our corporate governance guidelines. Each member of our Audit Committee is financially literate, knowledgeable and qualified to review financial statements. The "audit committee financial expert" designated by the Board is Mr. Schwartz.

Code of Ethics

        Based upon the advice and recommendation of the Audit Committee, the Board of Directors adopted a financial code of ethics on January 18, 2006 that applies to our senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The financial code of ethics addresses conflicts of interest, corporate opportunities, confidentiality, protection and proper use of company assets, financial disclosure and reporting, maintenance of books and records and compliance with laws, rules and regulations. The Financial Code of Ethics is available in print to any stockholder that requests it in writing. Requests should be addressed to Investor Relations, c/o Linda Hodges, Prospect Medical Holdings, 10780 Santa Monica Blvd., Suite 400, Los Angeles, CA 90025.

        The Board of Directors has also adopted a Code of Business Conduct and Ethical Business Practice which applies to all officers, employees and directors of the company. A copy of the Code of Business Conduct and Ethical Business Practice was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and may be viewed on the SEC's website at www.sec.gov.

        The Financial Code of Ethics and Code of Business Conduct and Ethical Business Practice contain written standards that are intended to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of these standards to the Audit Committee or Corporate Compliance Officer; and accountability for adherence to these standards.

Procedures for Nominating Directors

        There have been no changes to our previously disclosed procedures by which stockholders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the Securities Exchange Act of 1934, as amended, our directors, certain officers, and any persons holding more than 10% of any class of our equity securities are required to report their ownership of our equity securities and any changes in that ownership to the Securities and Exchange Commission and any exchange or quotation system on which our securities are listed or quoted. Specific due dates for these reports have been established and we are required to report any failure to file such reports on a timely basis. Based solely on a review of copies of reports filed with the SEC, we believe that all persons required to file such reports complied with the filing requirements applicable to them for the year ended September 30, 2007, with the exception that reports were filed late for the following persons (each of whom filed one late Form 4 report that related to only one transaction, except as indicated otherwise): Jacob Y. Terner , Catherine S. Dickson (two Form 4 reports and two transactions), Mike Heather, Linda Hodges, Donna Vigil, Michael A. Terner, Stewart Kahn (two Form 4 reports and three transactions), David Levinsohn, Kenneth Schwartz, Joel S. Kanter, Gene E. Burleson, and Jeereddi Prasad (one Form 3 report and no transactions). Most of the late filings related to grants of stock options. We have established procedures to ensure that future grants of stock options will be reported in a timely manner.

Item 11.    Executive Compensation.

Report of the Compensation Committee on Executive Compensation

        The Compensation Committee of the Board of Directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with members of senior management and, based on its review, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee: Gene Burleson, Chair David Levinsohn Kenneth Schwartz Joel S. Kanter

Compensation Discussion and Analysis

Compensation Program Objectives

        Our executive compensation program is based on certain guiding principles that are designed to align and maximize long-term shareholder value with the achievement of management's business objectives. These principles are as follows:

  •
  Attract and retain high-caliber executives with a competitive total compensation package based on current data available regarding enterprises in the managed care markets, and on benchmark data for executives with comparable qualifications and experience.

  •
  Incentivize executives to achieve optimal performance.

  •
  Align the financial interest of executives with long-term shareholder value using a pay for performance compensation methodology.

  •
  Create a compensation program that recognizes and rewards the achievement of individual goals as well as company-wide business objectives.

        Our executive compensation strategy is to structure a plan that includes a component that is variable to short and long-term performance. There is a short-term, annual cash incentive based on company performance that also provides for the recognition of individual performance. Longer-term rewards exist that are tied to growth in the market price of the company's stock. Base salaries are established with the intent of being at a competitive level in relation to those for executives in similarly situated companies. The intent of creating a compensation plan with an appropriate mix of short and long-term incentives is to minimize fixed expenses, while emphasizing cash and equity compensation tied to performance, the achievement of corporate objectives and increased value to shareholders.

Compensation Program Elements

        Our compensation program, as defined by the Compensation Committee, seeks to achieve these objectives through the following compensation elements:

  •
  Base salaries

  •
  Performance-Based Bonuses

  •
  Long-term, Equity-based Compensation Awards

        Although actual compensation can be above or below targets based on individual and company performance, retention considerations and executive experience, we generally target base salaries, cash bonuses and long-term incentives to aggregate to an amount which falls within the median range of market compensation.

Compensation Element Details

        The following is a discussion of each element of compensation, how that element fits into our overall compensation objectives and the rationale as to why each element is paid.

Base Salaries

        We pay base salaries to reward executives for the performance of core job responsibilities of their positions and to provide a level of security for a portion of their annual compensation. It reflects overall job responsibilities, value to the company and individual performance in relation to market competitiveness. Specifically, base salaries are paid based on the following primary factors:

  •
  the nature, responsibility and criticality of the position held;

  •
  normative salary information for executives with comparable positions, qualifications and responsibilities in comparable companies within the industry, using available benchmark data;

  •
  the expertise of the individual along with his or her history with and value to the company;

  •
  market competitiveness for the executive's services;

  •
  the recommendations of the Chief Executive Officer (other than his own compensation);

        Named executive officer salaries are considered for adjustment annually as part of our annual review process. The base salary of the Chief Executive Officer is recommended by the Compensation Committee and approved by the Board of Directors, who in turn recommends for approval by the Compensation Committee the base salaries of our other senior executive officers. Consistent with our compensation philosophy, adjustments may periodically be made to executives' base salaries (and other elements of compensation) to maintain market competitiveness, or due to other circumstances such as a promotion, exceptional performance or an adjustment to maintain internal equity among executive positions.

Bonuses

        We pay bonuses to our executive officers based primarily upon our performance during the year, the performance of each executive officer and compensation survey information for executives employed within our market segment. In determining the incentive bonus amount paid to each executive officer, the Committee considers several factors, including our growth and the strength of our financial position, and our non-financial performance relating to overall company improvements. The primary objective of the bonus plan is to compensate executives for the achievement of predetermined individual goals that align with the our overall business strategies and objectives, thereby positively impacting shareholder value.

Long-Term, Equity-Based Incentive Awards

        The general purpose of long-term awards, which to date have been primarily in the form of stock options, is to provide each executive officer with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Additionally, long-term awards foster the retention of executive officers and provide executive officers with an incentive to achieve superior performance over time. In approving stock option grants, the Committee bases its decision on each individual's performance and potential to improve stockholder value. The Committee has broad discretion to determine the terms and conditions applicable to each option grant, including the vesting schedule and terms upon which the options may be exercised. Since the exercise price of each stock option must be at least equal to the market price of our Common Stock on the date of grant, the options do not become valuable to the holder unless our shares increase in market value above the price of the Common Stock on the date of grant and the executive officer remains with the company through the applicable vesting period.

        The Committee reviews and determines the chief executive officer compensation pursuant to the principles noted above. Specific consideration is given to the Chief Executive Officer's responsibilities and experience in the industry and compensation packages awarded to chief executive officers of other comparable companies. In addition, the Committee reviews and approves the annual compensation of the other executive officers of the company.

Perquisites and other Personal Benefits.

        We do not provide named executive officers with any significant perquisites or other personal benefits other than those described in the Summary Compensation Table (see below).

Health and Insurance Benefits.

        With limited exceptions, we support providing benefits to named executive officers that are substantially the same as those offered to salaried employees generally. The named executive officers are eligible to participate in company-sponsored benefit programs on the same terms and conditions as those made available to salaried employees generally. Basic health benefits, life insurance, disability benefits and similar programs are provided to ensure that employees have access to healthcare and income protection for themselves and their family members.

Severance and Change in Control Agreements

        Our compensation arrangements with Dr. Terner, Ms. Dickson, Dr. Prasad and Mr. Lee provide for certain severance provisions and benefits associated with various termination scenarios. The severance provisions are designed to be competitive in the marketplace.

        A summary of the severance provisions applicable to compensation arrangements with our executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer, can be found in the section of this Form 10-K captioned "Potential Payments upon Termination or Change in Control."

Executive Compensation Determination Process

Role of the Compensation Committee

        The Compensation Committee of the Board of Directors is composed entirely of directors who have never served as officers of the company and who meet the criteria for independence established by applicable law and the American Stock Exchange. The Committee is responsible for developing and adopting our executive compensation policies. In general, the compensation policies adopted by the Committee are designed (1) to attract and retain executives capable of leading the company to meet its business objectives, and (2) to motivate the our executives to enhance long-term stockholder value.

        Our compensation program consists of salary and performance-based bonuses and long-term, equity-based incentive awards. The overall executive compensation philosophy is based upon the premise that compensation should be aligned with and support our business strategy and long-term goals. We believe it is essential to maintain an executive compensation program that provides overall compensation competitive with that paid to executives with comparable qualifications and experience. The Committee develops its executive compensation program with reference to current data available regarding enterprises in the managed care markets. Actual compensation levels may be greater or less than the median levels depending upon annual and long-term performance by the company and the particular individual.

        The CEO's total compensation is recommended by the Compensation Committee and approved by the Board of Directors. The compensation of all other executive officers is recommended by the CEO and approved by the Compensation Committee. See also "Compensation Element Details" above and "Role of Management in the Compensation Determination Process" below.

        In addition to reviewing executive officer compensation, the Compensation Committee performs a formal evaluation of the compensation for the Board of Directors on a periodic basis. To assist in this process, the company engaged an outside consulting firm to assess the current level of director, as well as executive, compensation at the company, and to make recommendations as to the appropriateness of such compensation in relation to similarly situated companies in the industry.

Role of Management in the Executive Compensation Determination Process

        Management plays a limited role in the compensation determination process. The CEO prepares annual reviews for top executives and makes compensation recommendations for his direct reports to the Compensation Committee. At the request of the Compensation Committee, management occasionally makes proposals to the Compensation Committee regarding incentive targets, incentive plan structure and other compensation related matters.

Role of the Compensation Consultant in the Compensation Determination Process

        In 2007, the Compensation Committee engaged William N. Brown of WNB Consulting LLC to perform an independent, objective assessment of executive and director compensation levels at the company. As part of this review, a thorough analysis of all aspects of executive compensation was performed by WNB Consulting in relation to our size, public company status, business initiatives and growth objectives. WNB Consulting produced an assessment report of both the executive compensation and director compensation levels. The report reflected the consultant's consideration, in its determination of appropriate compensation levels for our executives, to some of the unique business characteristics of the company including aggressive business line expansion, dynamic business environment and pressure from stockholders for a compensation plan that is linked to continued revenue growth and strong EBITDA margin performance. The report focused on compensation for five executive positions in the areas of base salary, total annual cash compensation, total annual compensation (current base salary and target annual incentive for 2007 performance) and long-term incentive grant values. Key compensation questions addressed in the consultant's analysis were:

  •
  the appropriateness of the current level of cash and equity compensation for executives in relation to the highly competitive Southern California marketplace;

  •
  the appropriateness of compensation in relation to performance for stockholders;

  •
  the appropriate competitive market for the company and where the compensation should be in that market;

  •
  a determination of whether the company's emphasis for competitiveness should be on annual cash compensation and its short term rewards or, alternatively, be shifted to a longer-term focus.

        In order to gain an understanding of current trends in executive compensation, the consultant's analysis extracted information from survey data using multiple sources including national executive compensation surveys and proxy analysis tools. The surveys contain subsets of information addressing the sub-industries of Health Care, Health Care Services, Integrated Hospitals, and HMOs and PPOs. The proxy analysis used similar information within the appropriate industries. In the detailed analysis performed for each executive position, a "composite average" approach was used to give a reasonable representation of appropriate compensation, plus an additional 10% premium factor given the economics of pay rates in the State of California versus other areas in the United States. As a result of the executive compensation analysis performed by the consultant, a summary was given as to how each of the five executives' compensation levels compared to similar positions for reasonably comparable companies in the competitive market. Included in this analysis were a series of recommendations given to the Compensation Committee for consideration. The recommendations were as follows:

  •
  Base salary actions for the COO / President, EVP/Secretary and SVP IPA & Network Management on individual performance.

  •
  Give separate consideration to a salary increase for the CEO based on market competitiveness.

  •
  For the annual incentive plan, consider a target percentage for each executive officer position and the creation of a maximum percentage of 150% to 200% of the target percentage to allow for significant rewards when company performance is outstanding.

  •
  For equity grants, evaluate the equity grants provided to the executives at ProMed and Alta before determining grants for the Prospect executives.

        These recommendations were considered in making compensation adjustments to the executive officers in fiscal year 2007. See "Fiscal Year 2007 Compensation Decisions" captioned below.

Fiscal Year 2007 Compensation Decisions

        On January 17, 2007, the Compensation Committee of the Board of Directors increased Dr. Jacob Terner's annual base compensation to $300,000. His annual base compensation was further increased to $400,000 on August 8, 2007, concurrent with the closing of the Alta acquisition. On January 17, 2007, the Compensation Committee also increased Mike Heather's annual base compensation to $225,000. His annual base compensation was further increased to $350,000 on July 17, 2007. On January 17, 2007, the Compensation Committee also increased the base compensation of Catherine Dickson to $250,000. These salary actions were commensurate with our significant growth by acquisition, where revenue has more than tripled, and also with its expansion in lines of business and three distinct business operations: ProMed, Alta, and the existing Prospect entities.

        On June 1, 2007, in satisfaction of a condition to the closing of our acquisition of the ProMed group, we entered into an employment agreement with Dr. Jeereddi Prasad, who is a Director of the company, under which he agreed to continue to serve as the President of each of the ProMed entities for a base annual salary of $300,000, an automobile allowance of $1,300 per month, and other perquisites typically awarded to company executives. The employment agreement also provides that Dr. Prasad will receive annual incentive bonuses if certain performance standards are met by the ProMed entities.

        On August 8, 2007, in satisfaction of a condition to the closing of our acquisition of Alta, we entered into an employment agreement with Samuel S. Lee, who is a Director and executive officer and of the Company and beneficial owner of more than 5% of our class of Common Stock. Under the employment agreement, Mr. Lee serves as Chief Executive Officer of our subsidiary Alta Hospitals System, LLC for a base annual salary of $610,000, bonuses of up to $250,000 annually if certain performance standards are met by Alta, and other benefits typically awarded to executives of the company. Mr. Lee was appointed our Chief Executive Officer effective March 19, 2008, and Chairman of our Board effective May 14, 2008.

Tax Considerations

        Section 162(m) of the Internal Revenue Code generally limits the tax deductions a public corporation may take for compensation paid to its executive officers named in its summary compensation table to $1 million per executive per year. This limitation applies only to compensation that is not considered to be performance-based. Based on fiscal year 2007 compensation levels, no such limits on the deductibility of compensation applied to any officer of the company.

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee during fiscal year 2007 served as an officer, former officer or employee of the company or any of its subsidiaries. During fiscal year 2007, no executive officer of the company served as a member of the compensation committee of any other entity, three of whose executive officers served as a member of our Board of Directors , no executive officer of the company served as a member of the board of directors of any other entity, and no executive officer served as a member of our Compensation Committee.

Summary Compensation Table

        The following table sets forth certain information regarding compensation paid or earned for all services rendered to the company in all capacities during the fiscal year ended September 30, 2007 by our principal executive officer, our principal financial officer, our three other most highly compensated executive officers who were serving as executive officers as of September 30, 2007, and one additional individual who would have been amongst the three most highly compensated executive officers had he been serving as an executive officer as of September 30, 2007, for services rendered to the company as of September 30, 2007. These executive officers are referred to as the named executive officers in this Form 10-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(7)	All Other Compensation ($)(8)	Total ($)
Jacob Y. Terner, M.D. Principal Executive Officer(1)	2007	$300,137	N/A	$—	$21,877	$322,034
Mike Heather Principal Financial Officer(2)	2007	230,301	N/A	$11,273	8,710	250,284
Catherine S. Dickson President and COO(3)	2007	235,342	N/A	$13,647	7,428	256,417
Michael Terner Executive Vice President(4)	2007	165,000	N/A	$5,933	7,077	178,010
Donna Vigil Vice President of Finance(5)	2007	160,000	N/A	$11,867	6,806	178,673
R. Stewart Kahn Executive Vice President(6)	2007	180,000	N/A	$13,053	5,727	198,780

(1)
On January 17, 2007, Dr. Terner's annual base salary was increased from $250,000 to $300,000. Effective August 8, 2007 Dr. Terner's annual base salary was further increased to $400,000. Effective March 19, 2008, Samuel Lee assumed the position of Chief Executive Officer.

(2)
On January 17, 2007, Mr. Heather's annual base salary was increased from $180,000 to $225,000. Effective July 17, 2007 Mr. Heather's annual base salary was further increased to $350,000. On July 17, 2007, the Compensation Committee of the Board of Directors approved a grant of 200,000 shares of restricted stock for issuance to Mr. Heather subject to approval of all the conditions to effectiveness of the 2007 Omnibus Equity Incentive Plan, including approval by our stockholders. Should the stockholders approve the 2007 Omnibus Equity Incentive Plan at our next Annual Meeting, this grant will be effected.

(3)
On January 17, 2007, Ms. Dickson's annual base salary was increased from $200,000 to $250,000.

(4)
Mr. Terner became our Executive Vice President on July 26, 2007. Mr. Terner served as our Vice President of HMO Contracting and Health Plan Relations from October 1, 2003 until July 25, 2007.

(5)
Effective October 1, 2006 Ms. Vigil's annual base salary was increased from $150,000 to $160,000.

(6)
Mr. Kahn's employment ended on July 25, 2007 and re-commenced on April 7, 2008. Prior to the termination of his employment on July 25, 2007, his annual base salary was $180,000. Michael Terner filled Mr. Kahn's position as Executive Vice President effective July 26, 2007.

(7)
The amounts in this column singular represent the proportionate amount of the total fair value of options recognized by us as an expense in 2007 for financial accounting purposes. The fair value of these awards and the amounts expensed in 2007 were determined in accordance with Financial

  Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R). The assumptions we use in calculating these amounts are discussed in Note 10, "Stock Transactions and Option Plans," to the Consolidated Financial Statements.

(8)
All Other Compensation includes a 401(K) match provided as part of our deferred compensation plan that covers substantially all of our employees and other standard perquisites provided to certain level of company executives, life insurance premium paid by Prospect for all named executives, and with respect to Dr. Terner, expense reimbursement for car allowance totaling $21,837.

Grants of Plan-Based Awards in Fiscal Year Ended September 30, 2007

        The following table provides information with respect to grants of plan-based awards made during the fiscal year ended September 30, 2007 to the named executive officers.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Executive Plan Awards
					Estimated Future Payouts Under Equity Incentive Plan Awards
								All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($)(3)	Grant Date Fair Value of Option Awards ($)(1)(4)
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Jacob Y. Terner, M.D.	5/30/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0	$5.20	$—
Mike Heather	5/30/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	9,500	$5.20	$25,365.00
Catherine S. Dickson	5/30/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	11,500	$5.20	$30,705.00
Michael Terner	5/30/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	5,000	$5.20	$13,350.00
Donna Vigil	5/30/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	10,000	$5.20	$26,700.00
R. Stewart Kahn	5/30/2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	11,000	$5.20	$29,370.00

(1)
Reflects the SFAS 123R date of the grant for all stock options granted in 2007.

(2)
The option grants to these executive officers vest on an annual basis over three years with a five year term, subject to earlier termination upon certain events.

(3)
The exercise price of the option grants listed above is the closing price of the Company's common stock on the date of grant.

(4)
The hypothetical value of the options as of their date of grant is equal to the fair value of the options on the grant date used to determine the compensation expense under SFAS 123(R) associated with the grant in our financial statements and has been calculated using the Black-Scholes valuation model. The Black-Scholes value is $2.67 per option (using a volatility of 53.37%, an interest rate of 4.67% and an expected term of 5 years). It should be noted that this model is only one of the methods available for valuing options, and our use of the model should not be interpreted as a prediction as to the actual value that may be realized on the options. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

Outstanding Equity Awards as of September 30, 2007

        The following table provides information regarding unexercised stock options or other equity awards for each of the named executive officers outstanding as of September 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

			Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Pay-out Value of Shares That Have Not Vested (#)
Jacob Y. Terner, M.D.	700,000 13,333 35,000 40,000	(1) (2) (2) (2)	0 0 0 0	0 0 0 0	$ $ $ $	3.00 4.97 5.00 6.45	6/1/2009 9/30/2010 5/7/2009 11/9/2009	N/A	N/A	N/A	N/A
Mike Heather	300,000 3,167	(3) (2)	0 6,333	0 0	$ $	5.00 5.20	(Note 3 5/30/2012)	N/A	N/A	N/A	N/A
Catherine S. Dickson	11,458 50,000 33,000 3,833 34,375	(2) (4) (2) (2) (2)	0 0 0 7,667 0	0 0 0 0 0	$ $ $ $ $	4.97 5.00 5.00 5.20 6.45	9/30/2010 9/30/2009 5/7/2009 5/30/2012 11/9/2009	N/A	N/A	N/A	N/A
Michael Terner	30,000 8,333 1,667 25,000	(2) (2) (2) (2)	0 0 3,333 0	0 0 0 0	$ $ $ $	3.00 4.97 5.20 6.45	9/1/2008 9/30/2010 5/30/2012 11/9/2009	N/A	N/A	N/A	N/A
Donna Vigil	8,333 24,000 3,333 25,000	(2) (2) (2) (2)	0 0 6,667 0	0 0 0 0	$ $ $ $	4.97 5.00 5.20 6.45	9/30/2010 5/7/2009 5/30/2012 11/9/2009	N/A	N/A	N/A	N/A
R. Stewart Kahn	3,667 25,000	(2) (2)	7,333 0	0 0	$ $	5.20 6.45	5/30/2012 11/9/2009	N/A	N/A	N/A	N/A

(1)
On June 1, 2003, Dr. Terner received non-qualified stock options outside our Stock Option Plan. These options were fully vested on the date of grant and expire on June 1, 2009.

(2)
These options were granted under our Stock Option Plan and vest pro-rata over 3 years, including the date of grant (the requisite service period). Options issued under our Stock Option Plan have a 5-year term.

(3)
On April 8, 2004, Mike Heather received non-qualified stock options outside our Stock Option Plan. These options vested over a three year period and expire three years after the date of his termination/resignation from the company.

(4)
On May 7, 2004, Ms. Dickson received non-qualified stock options outside our Stock Option Plan. These options were fully vested on the date of grant and expire on September 30, 2009.

Option Exercises and Stock Vested During the Fiscal Year Ended September 30, 2007

        The following table sets forth information concerning all stock options exercised during the fiscal year ended September 30, 2007 by the named executive officers.

OPTION EXERCISES AND STOCK VESTED

	Option Awards				Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized Upon Exercise ($)			Number of Shares Acquired On Vesting ($)	Value Realized On Vesting ($)
Jacob Y. Terner, M.D.	70,000 45,000	$ $	210,000 135,000	(1) (2)	N/A	N/A
Mike Heather	0		—		N/A	N/A
Catherine S. Dickson	25,500 1,435 28,565	$ $ $	76,500 4,305 85,695	(3) (4) (5)	N/A	N/A
Michael Terner	0		—		N/A	N/A
Donna Vigil	25,000 35,000	$ $	75,000 105,000	(6) (7)	N/A	N/A
R. Stewart Kahn	27,950 8,333 10,000 11,700 2,300	$ $ $ $ $	83,850 41,415 50,000 58,500 11,500	(8) (9) (10) (11) (12)	N/A	N/A

(1)
On December 29, 2006, Dr. Terner exercised 70,000 options. The exercise price of the options was $3.00 per share compared to an average market value of $6.000.

(2)
On April 30, 2007, Dr. Terner exercised 45,000 options. The exercise price of the options was $3.00 per share compared to an average market value of $4.615

(3)
On December 28, 2006, Ms. Dickson exercised 25,500 options. The exercise price of the options was $3.00 per share compared to an average market value of $6.050.

(4)
On March 15, 2007, Ms. Dickson exercised 1,435 options. The exercise price of the options was $3.00 per share compared to an average market value of $4.940.

(5)
On April 30, 2007, Ms. Dickson exercised 28,565 options. The exercise price of the options was $3.00 per share compared to an average market value of $4.615.

(6)
On December 28, 2006, Ms. Vigil exercised 25,000 options. The exercise price of the options was $3.00 per share compared to an average market value of $6.050.

(7)
On April 20, 2007, Ms. Vigil exercised 35,000 options. The exercise price of the options was $3.00 per share compared to an average market value of $4.645

(8)
On March 5, 2007, Mr. Kahn exercised 27,950 options. The exercise price of the options was $3.00 per share compared to an average market value of $4.800

(9)
On September 19, 2007, Mr. Kahn exercised 8,333 options. The exercise price of the options was $4.97 per share compared to an average market value of $5.225

(10)
On September 17, 2007, Mr. Kahn exercised 10,000 options. The exercise price of the options was $5.00 per share compared to an average market value of $5.325.

(11)
On September 18, 2007, Mr. Kahn exercised 11,700 options. The exercise price of the options was $5.00 per share compared to an average market value of $5.245.

(12)
On September 19, 2007, Mr. Kahn exercised 12,300 options. The exercise price of the options was $5.00 per share compared to an average market value of $5.225.

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

        We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements

        We had an employment agreement with our Chief Executive Officer (through March 19, 2008), Jacob Y. Terner, which was extended for a three-year term ending on August 1, 2008. The employment agreement was amended to provide for annual base salary of $400,000 effective on the August 8, 2007 closing of the Alta transaction. The agreement provided that if we terminated Dr. Terner's employment without cause, we would be required to pay him $12,500 for each month of past service as our Chief Executive Officer, commencing as of July 31, 1996. Effective September 8, 2004, the Company's maximum contingent obligation under this termination provision was frozen at $1,237,500, effective September 8, 2004. Since the Company had not indicated any intention to terminate Dr. Terner, no such potential liability is accrued as of September 30, 2007. In consideration for Dr. Terner's resignation as Executive Chairman on May 12, 2008 and other promises in his resignation agreement, and in satisfaction of our contractual obligations under Dr. Terner's employment agreement, we agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000.

        Our other named executive officers are employed at will and currently do not have written employment agreements. However, our Board of Directors approved a payment to Ms. Dickson equal to six months of salary (equal to $125,000 at September 30, 2007) as a severance package in the event of her termination by us.

        On June 1, 2007, in satisfaction of a condition to the closing of our acquisition of the ProMed group, we entered into an employment agreement with Dr. Jeereddi Prasad, who is a Director of the company, under which he agreed to continue to serve as the President of each of the ProMed entities for a base annual salary of $300,000, an automobile allowance of $1,300 per month, participation in any employee fringe benefit plans and programs available to other executives of the company. The employment agreement also provides that Dr. Prasad will receive annual incentive bonuses if certain performance standards are met by the ProMed entities. Dr. Prasad's employment agreement has an initial term of three years, which will renew automatically for successive one-year periods subject to prior written notice of non-renewal from either party at least ninety days prior to the expiration of the initial term or any renewal term. The agreement is subject to termination at any time, but if termination is without cause Dr. Prasad will be entitled to continue receiving compensation as provided for under the agreement for the balance of the term of the agreement or for a period of six months, whichever is greater, as though he were continuing to perform services under the agreement. In connection with the employment agreement, Dr. Prasad also entered into a non-compete agreement with the company and Prospect Medical Group.

        On August 8, 2007, in satisfaction of a condition to the closing of our acquisition of Alta, we entered into an employment agreement with Samuel S. Lee, who is a Director and executive officer of the Company and beneficial owner of more than 5% of our class of Common Stock. Under the employment agreement, Mr. Lee serves as Chief Executive Officer of our subsidiary Alta Hospitals

System, LLC for a base annual salary of $610,000, bonuses of up to $250,000 annually if certain performance standards are met by Alta, and is entitled to participate in any employee benefit and fringe benefit plans and programs available to other executives of the company as well as any executive equity incentive plan adopted by the Board of Directors. Under the agreement, Mr. Lee also agreed to serve for no additional compensation as a director and/or officer of each of the Alta entities acquired by the company. Mr. Lee's employment agreement has a term of five years. The agreement is subject to termination at any time, but if termination is without cause Mr. Lee will be entitled to receive an aggregate lump sum payment in an amount equal to the sum of (i) base salary for the balance of the term of the agreement or for a period of three years, whichever is less; (ii) accrued but unused vacation, paid time off or other compensation; (iii) pro-rata bonus payments; and (iv) incurred but unpaid reimbursement for business expenses. The agreement also includes non-compete provisions. Effective March 19, 2008, Mr. Lee was named our Chief Executive Officer, and he was appointed Chairman of our Board of Directors effective May 14, 2008.

Potential Payments Upon Termination of Employment or Change-In-Control

        The following table and summary set forth estimated potential payments we would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive's employment agreement in effect at fiscal year end. The table assumes that the triggering event occurred on September 30, 2007.

Name	Benefit	Termination without Cause ($)		Death or Disability ($)	Termination Following Change of Control ($)
Jacob Y. Terner	Salary Bonus Equity Acceleration Benefits Continuation Total Value	$ $	1,251,917 — — — 1,251,917	— — — — —	— — — — —
Mike Heather	Salary Bonus Equity Acceleration Benefits Continuation Total Value		— — — — —	— — — — —	— — — — —
Catherine S. Dickson	Salary Bonus Equity Acceleration Benefits Continuation Total Value	$ $	125,000 — — — 125,000	— — — — —	— — — — —
Mike Terner	Salary Bonus Equity Acceleration Benefits Continuation Total Value		— — — — —	— — — — —	— — — — —
Donna Vigil	Salary Bonus Equity Acceleration Benefits Continuation Total Value		— — — — —	— — — — —	— — — — —

Stewart Kahn	Salary Bonus Equity Acceleration Benefits Continuation Total Value	— — — — —	— — — — —	— — — — —

Termination Without Cause

        If Ms. Dickson is terminated by us without cause, the Company is obligated to pay severance consisting of six months of salary (equal to $125,000 at September 30, 2007).

        In addition, under the terms of the Company's Stock Option Plan and the accompanying Stock Option Agreement with each participant receiving options under the Stock Option Plan, Ms. Dickson, upon any termination of employment for any reason other than death or disability, would be able to exercise any options received under the Stock Option Plan to the extent such options had already vested on the date of termination, for a period ending the earlier of (a) 90 days after the date of termination of employment or (b) the expiration date of the options.

Termination of Employment Due to Death or Disability

        Under the terms of our Stock Option Plan, in the event of a termination of employment due to death or disability, Ms. Dickson would be able to exercise any options received under the Stock Option Plan to the extent such options had already vested on the date of termination, for a period ending the earlier of (a) one year after the date of termination of employment or (b) the expiration date of the options.

Termination Following Change of Control

        Under the terms of our Stock Option Plan, in the event of a change in control, all options granted to all participants under the Plan, including Ms. Dickson, will vest as of the date of the change in control.

Director Compensation

        The following table summarizes the compensation earned by each of the non-employee directors for the fiscal year ended September 30, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Levinsohn	$11,250		$88,800	N/A	N/A	N/A	$100,050
Kenneth Schwartz, CPA	$23,250		$88,800	N/A	N/A	N/A	$112,050
Joel S. Kanter	$10,500		$88,800	N/A	N/A	N/A	$99,300
Gene E. Burleson	$10,875		$88,800	N/A	N/A	N/A	$99,675
Glenn R. Robson(3)	$750		$—	N/A	N/A	N/A	$750

(1)
Reflects cash compensation earned for the fiscal year ended September 30, 2007. Non-employee directors are paid $750 for each meeting of the Board of Directors they attend and $375 for each Board committee meeting they attend. For his service as Audit Committee Chairman, Mr. Schwartz is entitled to receive an additional fee of $12,000 per year.

(2)
Represents the proportionate amount of the total fair value of option awards recognized by the Company as an expense for the fiscal year ended September 30, 2007 for financial reporting purposes. The fair value of these awards and the amounts expensed for the fiscal year ended September 30, 2007 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (FAS 123R). The awards for which expense is shown in this table include the awards made in the fiscal year ended 2007 as well as awards granted in previous years for which we continued to recognize expense in the fiscal year ended September 30, 2007. The assumptions used in calculating the grant date fair value of the option awards are as follow: volatility: 53.7%; interest rate: 4.67%; expected term: 5 years. The options vest over 3 years, including the date of grant (the requisite service period) and expire after 5 years from the date of grant.

(3)
Mr. Robson was appointed as a member of our Board of Directors upon the August 8, 2007 closing of the Alta acquisition, with service commencing at the first regularly scheduled Board meeting thereafter, being September 19, 2007.

Director Compensation Policy

        Under the Company's compensation structure for the period ended September 30, 2007, independent directors received $750 for each meeting of our Board of Directors that they attend. The members of our Audit Committee and the Compensation Committee received $375 for each committee meeting they attend. Each of the Company's outside directors were awarded stock options to purchase 30,000 shares of our Common Stock from the Company's Stock Option Plan on January 18, 2007. The options had an exercise price equal to the closing price of the Company's common stock on January 18, 2007, vested fully on the date of grant and expire on January 18, 2012.

        In the fiscal year ended September 30, 2007, WNB Consulting, Inc. performed a similar analysis for director compensation as it did with executive compensation for the company. The study was commissioned due to the expansion of business lines and growth of the company, the increased amount of time spent on Board and Committee matters and the need to benchmark an appropriate and competitive level of director compensation. The analysis and resulting recommendations were partially based on the review of information within the competitive marketplace without regard to company size and industry, so as to assess general director compensation trends. The assessment also utilized information more directly related to the industry and size of the company by using information from several nationally ranked surveys conducted by recognized national organizations and from proxy filings. Data from various sources were used in the consultant's analysis of director compensation, including the National Association of Corporate Directors Compensation Report—2006/2007 and SEC proxy filings (20 companies in the healthcare industry with revenue size from $200 million to $500 million and approximately 7 with revenue size from $100 million to $200 million). The National Association of Corporate Directors Compensation Report and SEC proxy filings provided the most relevant information in terms of companies with similar size within the same industry. The remaining sources utilized in the assessment provided more general trend data to consider in making final director compensation recommendations. Based on the consultant's comparative analysis, giving consideration to current director compensation trends as well as the strategic initiatives for the Company, the consultant made several recommendations to our Board of Directors which were considered in determining director compensation at the company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Amount and Nature of Shares of Common Stock Beneficially Owned

        The following table shows how much of our Common Stock is beneficially owned by directors, named executive officers (as set forth in the Summary Compensation Table above), directors and executive officers as a group, and beneficial owners of more than 5% of our class of Common Stock as of May 23, 2008.

Name	Number of Shares Owned(1)		Right to Acquire(2)		Total Shares Beneficially Owned(3)	Percent of Class(4)
Jacob Y. Terner, M.D.	1,085,518	(5)	438,333		1,523,851	12.5
Samuel S. Lee	943,568	(6)	—		943,568	8.0
Mike Heather	—		306,333		306,333	2.5
Catherine S. Dickson	23,109		136,499		159,608	1.3
Michael A. Terner	—		66,666		66,666	0.6
Donna Vigil	24,776		63,999		88,775	0.7
R. Stewart Kahn(7)	—		—		—	—
David A. Levinsohn	135,211	(8)	140,000		275,211	2.3
Kenneth Schwartz	52,035		140,000		192,035	1.6
Joel S. Kanter	35,000		90,000		125,000	1.1
Gene E. Burleson	25,000		120,000		145,000	1.2
Jeereddi Prasad, M.D.	395,434		—		395,434	3.4
Glenn R. Robson	—		—		—	—
All Directors and Executive Officers as a Group (14 persons)(9)	2,763,031		1,520,496		4,283,527	32.2
David & Alexa Topper Family Trust, U/D/T September 29, 1997	943,568	(10)	—		943,568	8.0
Kevin Kimberlin(11)	286,302	(12)	440,482	(13)	726,784	5.9
Richard N. Merkin, M.D.(14)	607,400	(15)	—		607,400	5.2

(1)
Except as indicated otherwise, each holder has sole voting and investment power over the shares listed in the table, except to the extent they share that power with their spouse. Except as otherwise stated, the address of each person in the table is c/o 10780 Santa Monica Blvd., Suite 400, Los Angeles, Ca 90025.

(2)
These are shares which the holders have the right to acquire within 60 days through the exercise of outstanding options or warrants. As such, the holders are deemed to beneficially own these shares even though they are not outstanding.

(3)
Total of shares in column one and column two.

(4)
Calculated based on a total of 11,782,567 shares outstanding on May 23, 2008.

(5)
Beneficial ownership of 81,407 shares of Common Stock is shared by Jacob Y. Terner and Sandra W. Terner as co-trustees of the Terner Family Trust.

(6)
Does not include 4,182,200 shares of Common Stock that will become issuable if stockholders approve the convertibility of our Series B Preferred Stock at our next annual meeting of stockholders and the 836,440 shares of Series B Preferred Stock held by Mr. Lee become convertible into Common Stock. In that event, Mr. Lee would beneficially own a total of 5,018,640 shares of Common Stock, or 31.4% of the class (without taking into account the additional 4,182,200 shares of Common Stock that would then also be issuable upon exercise of Series B Preferred Stock held by the Trust, as described in Note (10) below).

(7)
Mr. Kahn's employment with the company ended on July 25, 2007, so he is was not an executive officer of the company at the end of our September 30, 2007 fiscal year (although he is still a "named executive officer" in the Summary Compensation Table for fiscal 2007). Mr. Kahn rejoined the company as Senior Vice President, Finance and Development, on April 7, 2008.

(8)
Beneficial ownership of 30,211 shares of Common Stock is held by David Levinsohn as trustee of the Levinsohn Revocable Family Trust.

(9)
In addition to the directors and executive officers named in this table, two other executive officers are included as members of this group. Such other executive officers hold a total of 43,380 shares of Common Stock and have the right to acquire a total of 82,665 shares of Common Stock through the exercise of outstanding options within the next 60 days.

(10)
Does not include 4,182,200 shares of Common Stock that will become issuable if Proposal 4 is approved by stockholders at the Annual Meeting and the 836,440 shares of Series B Preferred Stock held by the Trust become convertible into Common Stock. In that event, the Trust would beneficially own a total of 5,018,640 shares of Common Stock, or 31.4% of the class (without taking into account the additional 4,182,200 shares of Common Stock that would then also be issuable upon exercise of Series B Preferred Stock held by Mr. Lee, as described in Note (6) above).

(11)
Mr. Kimberlin's address is 535 Madison Avenue, 18th Floor, New York, New York 10022.

(12)
Includes 62,667 shares of Common Stock held by the Kimberlin Family Trust, 81,818 shares of Common Stock held by Spencer Trask Private Equity Fund I LP, 40,909 shares of Common Stock held by Spencer Trask Private Equity Fund II LP, 51,818 shares of Common Stock held by Spencer Trask Private Equity Accredited Fund III LLC, and 49,090 shares of Common Stock held by Spencer Trask Illumination Fund LLC

(13)
Includes 350,563 shares of Common Stock issuable upon exercise of warrants held by the Kimberlin Family 1998 Trust and 89,919 shares of Common Stock issuable upon exercise of warrants held by Spencer Trask & Co.

(14)
Dr. Merkin's address is 3115 Ocean Front Walk, #301, Marina Del Ray, California 90202.

(15)
Based on a Schedule 13G filed by Dr. Merkin with the Commission on May 23, 2007.

Amount and Nature of Shares of Series B Preferred Stock Beneficially Owned

        The following table shows the number of shares of our Series B Preferred Stock that are beneficially owned by directors, named executive officers (as set forth in the "Summary Compensation Table" above), directors and executive officers as a group, and beneficial owners of more than 5% of our outstanding Series B Preferred Stock as of May 23, 2008.

Name	Number of Shares Owned(1)	Right to Acquire(2)	Total Shares Beneficially Owned(3)	Percent of Class(4)
Jacob Y. Terner, M.D.	—	—	—	—
Samuel S. Lee	836,440	—	836,440	50.0
Mike Heather	—	—	—	—
Catherine S. Dickson	—	—	—	—
Michael A. Terner	—	—	—	—
Donna Vigil	—	—	—	—
R. Stewart Kahn(5)	—	—	—	—
David A. Levinsohn	—	—	—	—
Kenneth Schwartz	—	—	—	—
Joel S. Kanter	—	—	—	—
Gene E. Burleson	—	—	—	—
Jeereddi Prasad, M.D.	—	—	—	—
Glenn R. Robson	—	—	—	—
All Directors and Executive Officers as a Group (14 persons)	836,440	—	836,440	50.0
David & Alexa Topper Family Trust, U/D/T September 29, 1997	836,440	—	836,440	50.0

(1)
Except as indicated otherwise, each holder has sole voting and investment power over the shares listed in the table, except to the extent they share that power with their spouse. Except as otherwise stated, the address of each person in the table is c/o 10780 Santa Monica Blvd., Suite 400, Los Angeles, Ca 90025.

(2)
These are shares which the holders have the right to acquire within 60 days through the exercise of outstanding options or warrants. As such, the holders are deemed to beneficially own these shares even though they are not outstanding.

(3)
Total of shares in column one and column two.

(4)
Calculated based on a total of 1,672,880 shares outstanding on May 23, 2008.

(5)
Mr. Kahn's employment ended on July 25, 2007, so he was no longer an executive officer of the company at the end of our 2007 fiscal year (although he is still a "named executive officer" in the Summary Compensation Table for fiscal 2007 and is therefore included in this table). Mr. Kahn rejoined the Company as Senior Vice President, Finance and Development on April 7, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        On August 8, 2007, in satisfaction of a condition to the closing of our acquisition of Alta, we entered into an employment agreement with David R. Topper, who beneficially owns more than 5% of our class of Common Stock. Under the employment agreement, Mr. Topper serves as President of our subsidiary Alta Hospitals System, LLC for a base annual salary of $610,000, bonuses of up to $250,000 annually if certain performance standards are met by Alta, and other benefits typically awarded to our officers. Under the agreement, Mr. Topper also agreed to serve for no additional compensation as a director and officer of each of the Alta entities acquired by the Company. Mr. Topper's employment agreement has a term of five years. The agreement is subject to termination at any time, but if termination is without cause Mr. Topper will be entitled to receive an aggregate lump sum payment in an amount equal to the sum of (a) base salary for the balance of the term of the agreement or for a period of three years, whichever is less; (b) accrued but unused vacation, paid time off or other compensation; (c) pro-rata bonus payments; and (d) incurred but unpaid reimbursement for business expenses. The agreement also includes non-compete provisions.

Independent Directors

        A majority of the members of our Board of Directors are independent in accordance with the standards of the American Stock Exchange. The independent members of the Board are Gene Burleson, Joel Kanter, David Levinsohn, Kenneth Schwartz and Glenn Robson.

        The members of the Audit Committee and Compensation Committee of the Board are all independent under the standards established by the American Stock Exchange.

Item 14.    Principal Accounting Fees and Services.

        The following table represents aggregate fees billed to us by Ernst & Young LLP for fiscal years ended September 30, 2006 and 2007, notwithstanding when the fees were billed or when the services were rendered.

Name	2006		2007
Audit fees(1)	$399,000		$1,516,930
Audit related fees(2)	46,841	(3)	312,042	(4)
Tax fees	0		110,024
All other fees(2)	1,500	(5)	1,500
Total fees	$447,341		$1,940,496

    (1)
    Includes fees and expenses related to the fiscal year audit of the consolidated financial statements, quarterly reviews and stand-alone audits of subsidiaries.

    (2)
    These fees were all pre-approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

    (3)
    Includes fees and expenses for services rendered during the fiscal year in connection with financial statement audits of acquisition candidates, preparation of our Form S-3 registration statement filing, Sarbanes-Oxley Act consultation and review of proxy filings.

    (4)
    Includes fees and expenses for services rendered during the fiscal year in connection with due diligence assistance and related accounting consultation, Form 8-K/A filings related to the acquisitions, and the independent investigation of the restatement of Alta's 2006 financial statements.

    (5)
    Annual subscription to EY On-Line, an accounting research tool.

        The Audit Committee's charter provides that the committee will pre-approve all audit services and permitted non-audit services to be performed for the company by its independent registered public accounting firm. The Audit Committee may delegate authority to pre-approve audit services, other than the audit of the company's annual financial statements, and permitted non-audit services to one or more committee members, provided that the decisions made pursuant to this delegated authority must be presented to the full committee at its next scheduled meeting. Pursuant to its charter, the committee has adopted procedures for the pre-approval of services by the Company's independent registered public accounting firm. The committee will, on an annual basis, retain the independent registered public accounting firm and pre-approve the scope of all audit services and specified audit-related services. The chair of the committee or the full committee must pre-approve the firm's review of any registration statements containing or incorporating by reference the firm's audit report and the provision of any related consent and the preparation and delivery of any comfort letters. The committee has pre-approved the independent registered public accounting firm's providing advice regarding isolated accounting and tax questions up to $25,000 per calendar quarter. Any other permitted non-audit services must be pre-approved by either the chair or the full audit committee. In fiscal year 2007, 100 percent of the services provided to the Company by the independent registered public accounting firm were pre-approved in compliance with the policies described above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The financial statements and financial statement schedule listed under Item 8 are included in this report beginning on page F-1. The following exhibits have been filed with, or are incorporated by reference, in this report:

2.1	Form of Agreement and Plan of Reorganization Among Prospect Medical Holdings, Inc., Prospect Health Administrators, Inc., ProMed Health Services Company, ProMed Health Care Administrators, the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4—ProMed Company Consent Requirements, Schedule 2.6(a)—List of Holders of Record and Number of Shares Held in ProMed Company, Schedule 2.6(b)—ProMed Company Options Outstanding, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.11—Real Estate Leased, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14 - Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b) —Existing/Threatened Claims cont'd, Schedule 2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule 2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 2.26—Permits, Schedule 2.30—Bank Accounts, Schedule 3.3—Holdings Consent Requirements, Schedule 7.2(b) —Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A—Form of Agreement of Merger, Exhibit B—Principal ProMed Shareholders, Exhibit C—Form of Joinder Agreement, Exhibit D—Piggy-Back Registration Rights, Exhibit E—Form of Prasad Non-Compete Agreement, Exhibit F—Form of Thapar Non-Compete Agreement, Exhibit G—Form of Bahremand Non-Compete Agreement, Exhibit H—Prasad Employment Agreement, Exhibit I—Thapar Employment Agreement, Exhibit J—Bahremand Employment Agreement, Exhibit K—Investment Representation Certificate, Exhibit L—ProMed Company/ProMed Subsidiary Legal Opinion Matters, Exhibit M—Holdings Legal Opinion Matters
2.2
Form of Agreement and Plan of Reorganization Among Prospect Medical Group, Inc., Prospect Pomona Medical Group, Inc., Prospect Medical Holdings, Inc., Pomona Valley Medical Group, Inc., the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4—ProMed Pomona Consent Requirements, Schedule 2.6—List of Holders of Record and Number of Shares Held in ProMed Pomona, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b)—Existing/Threatened Claims Not Covered By Insurance, Schedule—2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule—2.17(c) —Employees contd., Schedule—2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 2.26—Permits,

Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.2—Amendment to Primary Care Provider Agreement of ProMed Pomona and, if applicable, ProMed Upland, Schedule 5.15—Physician Retention Bonus, Schedule 7.2(b)—Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A—Form of Agreement of Merger, Exhibit B—Principal ProMed Shareholders, Exhibit C—Form of Joinder Agreement, Exhibit D—Piggy-Back Registration Rights, Exhibit E—Form of Prasad Non-Compete Agreement, Exhibit F—Form of Thapar Non-Compete Agreement, Exhibit G—Form of Bahremand Non-Compete Agreement, Exhibit H—Prasad Employment Agreement, Exhibit I—Thapar Employment Agreement, Exhibit J—Bahremand Employment Agreement, Exhibit K—Investment Representation Certificate, Exhibit L—ProMed Pomona Legal Opinion Matters, Exhibit M—Group/Group Subsidiary/Holdings Legal Opinion Matters
2.3
Form of Stock Purchase Agreement Among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Upland Medical Group, a Professional Medical Corporation, and Jeereddi Prasad, M.D., dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

ProMed Upland Consent Requirements, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b) —Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b)—Existing/Threatened Claims contd., Schedule 2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule 2.17(c)—Employees contd., Schedule 2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 22.7—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.13(a)—Physician Retention Bonus, Schedule 5.13(b)—Amendment to Primary Care Provider Agreement of ProMed Upland and if applicable, ProMed Pomona., Exhibit A—Piggy-Back Registration Rights, Exhibit C [sic]—Form of Prasad Non-Compete Agreement, Exhibit C—Form of Thapar Non-Compete Agreement, Exhibit E—Form of Bahremand Non-Compete Agreement, Exhibit F—Prasad Employment Agreement, Exhibit G—Thapar Employment Agreement,
Exhibit H—Bahremand Employment Agreement, Exhibit I—Investment Representation Certificate, Exhibit J—ProMed Upland Legal Opinion Matters, Exhibit K—Group/Holdings Legal Opinion Matters
2.4
Form of Agreement and Plan of Reorganization by and among Prospect Medical Holdings, Inc., Prospect Hospitals System, LLC, Alta HealthCare System, Inc. and the Shareholders of Alta HealthCare System, Inc., dated as of July 25, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request

Schedule 2.3(e), Merger Consideration Allocation, Schedule 3.1, Shareholders and Number of Company Shares, Schedule 4.1, Capitalization of the Company, Schedule 4.2, Capitalization of the Acquired Subsidiaries, Schedule 4.4, Permits, Authorizations of the Acquired Entities and Shareholders, Schedule 4.5(a), Historical Financial Statements, Schedule 4.6, Undisclosed Liabilities, Schedule 4.7(b), Absence of Changes, Schedule 4.7(c), Absence of Certain Additional Changes, Schedule 4.8(a), Material Contracts, Schedule 4.10(a), Real Property, Schedule 4.11, Liens or Encumbrances on Personal Property, Schedule 4.12(a), Employee,

Labor Matters, Company Plans, Schedule 4.12(b), Company Plans, Schedule 4.12(c), Contributions to Company Plans, Schedule 4.12(d), Continuation of Coverage, Schedule 4.12(e), Employees with Employment Contracts, Schedule 4.12 (f), Unfunded Liabilities, Schedule 4.12(h), List of All Employees, Schedule 4.13(b), Provider Numbers, Schedule 4.13(i), Audited Cost Reports, Schedule 4.13(s), JCAHO Accreditation, Schedule 4.16, Intellectual Property, Schedule 4.17(e), Permits and licenses, Schedule 4.17(j), Compliance with Laws, Schedule 4.18(g), Environmental Reports, Schedule 4.19, Legal Proceedings, Schedule 4.20, Insurance Policies, Schedule 7.5, Employees With Employment Contracts that Continue Post-Closing, Exhibit A, Shareholders/Shareholders, Exhibit B, Business, Exhibit C, Certificate of Merger, Exhibit D, Certificate of Designation, Exhibit E, Knowledge of Company Individuals, Exhibit F, Knowledge of Holdings Individuals, Exhibit G, Merger Consideration Certificate, Exhibit H, Registration Rights Agreement, Exhibit I, Managers of Surviving Entity, Exhibit J, Officers of Surviving Entity, Exhibit K, Lee Employment Agreement, Exhibit L, Topper Employment Agreement , Exhibit M-1, Form of Voting Agreement (Non-Management), Exhibit M-2, Form of Voting Agreement (Management), Exhibit N-1, Form of Limited Power of Attorney (Norwalk Community Hospital), Exhibit N-2, Form of Limited Power of Attorney (Los Angeles Community Hospital), Exhibit N-3, Form of Limited Power of Attorney (Van Nuys Community Hospital), Exhibit N-4, Form of Limited Power of Attorney (Hollywood Community Hospital), Exhibit O, Extraordinary Collections, Company Disclosure Schedules, Holdings Disclosure Schedules
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(10)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(11)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(11)
4.1	Specimen Common Stock Certificate(1)
10.1	Warrant to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC(1)
10.2	Warrant Agreement for Series A Preferred Stock dated as of January 15, 2004 between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.3	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each Investor of Series A Convertible Preferred Stock(1)
10.4
Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)

10.5	Form of Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.6	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(1)
10.7	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(1)
10.8	Form of Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group(1)
10.9	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group(1)
10.10	Employment Agreement, dated as of August 1, 1999 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.11	Amendment to Employment Agreement, dated as of August 1, 2002 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.12	Form of Management Services Agreement dated as of January 1, 2001 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.13	Form of Amendment to Management Services Agreement dated as of November 1, 2002 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.14	Form of Management Services Agreement dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc.(1)
10.15	Form of Management Services Agreement dated as of March 1, 2004 by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc.(1)
10.16
Form of Second Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of September 25, 1997, between Sierra Medical Management, Inc. and Sierra Primary Care Medical Group, Inc.(1)
10.17
Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of October 31, 1997, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)
10.18	Amendment to Management Services Agreement made as of October 1, 1998, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)
10.19	Employment Agreement made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.20	Form of Partnership Agreement dated July 1, 1999 between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group(1)
10.21	Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.22	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.23	Form of Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996(4)
10.24	Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(5)
10.25	Management Services Agreement effective as of May 19, 2003, by and between Sierra Medical Management, Inc. and Antelope Valley Medical Associates, Inc.(5)

10.26
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(5)
10.27
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(5)
10.28	Form of stock option agreement used for incentive stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.29	Form of stock option agreement used for non-qualified stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.30	Second Amendment to Employment Agreement, dated as of August 1, 2005 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(9)
10.31
Form of First Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Cratos Capital Management, LLC, as Syndacation Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.32
Form of Second Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.33
Form of First Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.34
Form of Second Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.35
Form of Continuing Guaranty (First Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.36
Form of Continuing Guaranty (Second Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.37	Form of First Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.38	Form of Second Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.39
Form of First Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)

10.40
Form of Second Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.41
Form of Intercreditor Agreement dated as of August 8, 2007 by Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, certain of their Subsidiaries as Guarantors, and Bank of America, N.A., as First Lien Collateral Agent, Second Lien Collateral Agent, and Control Agent(14)
10.42	Form of Third Amended and Restated Assignable Option Agreement dated as of August 8, 2007 by Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(14)
10.43
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.44
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.45
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.46
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Van Nuys Community Hospital(14)
10.47
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.48
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.49
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.50
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A., as Beneficiary, for the property constituting Van Nuys Community Hospital(14)
10.51	Form of Executive Employment Agreement dated August 8, 2007 between Alta Hospitals System, LLC, and Samuel S. Lee(12)
10.52	Form of Amendment to Executive Employment Agreement effective March 19, 2008 between Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(13)
10.53	Form of Management Services Agreement between Pomona Valley Medical Group, Inc. and ProMed Health Care Administors effective October 1, 1998(14)
10.54	Form of Management Services Agreement between Upland Medical Group, A Professional Medical Corporation and ProMed Health Care Administors effective October 1, 2002(14)

10.55
Form of Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 and Rule 406 under the Securities Act of 1933)(14)
10.56
Form of Hospital Inpatient Services Agreement between Alta Hollywood Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 and Rule 406 under the Securities Act of 1933)(14)
10.57	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each holder of Series B Convertible Preferred Stock(12)
10.58	Form of Non-Management Voting Agreement between Samuel S. Lee and certain non-management shareholders of Prospect Medical Holdings, Inc. (12)
10.59	Form of Management Voting Agreement between Samuel S. Lee and certain management shareholders of Prospect Medical Holdings, Inc.(12)
14.1	Code of Ethics(8)
21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(14)
23.1	Consent of Independent Registered Public Accounting Firm(14)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(14)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(14)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)
Previously filed as an exhibit to our Form 10 registration statement (the "Form 10") on May 27, 2004, and incorporated herein by reference.

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

(7)
Previously filed as an exhibit to our Form 8-K current report filed on September 20, 2005, and incorporated herein by reference.

(8)
Previously filed as an exhibit to our annual report on Form 10-K filed on December 28, 2006, and incorporated herein by reference.

(9)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on February 14, 2006, and incorporated herein by reference.

(10)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 20, 2007, and incorporated herein by reference.

(11)
Previously filed as an exhibit to our Form 8-K current report on August 10, 2006, and incorporated herein by reference.

(12)
Previously filed as an exhibit to Schedule 13D filed on August 20, 2007, and incorporated herein by reference.

(13)
Previously filed as an exhibit to Schedule 13D/A filed on April 22, 2008, and incorporated herein by reference.

(14)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)
Date: May 30, 2008	By:	/s/ SAMUEL S. LEE Samuel S. Lee Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL S. LEE Samuel S. Lee	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2008
/s/ MIKE HEATHER Mike Heather	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2008
/s/ CATHERINE DICKSON Catherine Dickson	President, Chief Operating Officer and Director	May 30, 2008
/s/ DAVID A. LEVINSOHN David A. Levinsohn	Director	May 30, 2008
/s/ JOEL S. KANTER Joel S. Kanter	Director	May 30, 2008
/s/ GENE E. BURLESON Gene E. Burleson	Director	May 30, 2008

/s/ JEEREDDI PRASAD, M.D. Jeereddi Prasad, M.D.	Director	May 30, 2008
/s/ GLENN R. ROBSON Glenn R. Robson	Director	May 30, 2008
/s/ KENNETH SCHWARTZ Kenneth Schwartz	Director	May 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Prospect Medical Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Prospect Medical Holdings, Inc. (the Company), as of September 30, 2006 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prospect Medical Holdings, Inc. at September 30, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, Prospect Medical Holdings, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on October 1, 2005.

/s/ ERNST & YOUNG LLP
Los Angeles, California May 28, 2008

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$16,623,407	$21,599,270
Investments, primarily restricted certificates of deposit	836,244	636,592
Patient accounts receivable, net of allowance for doubtful accounts of $4,447,000 at September 30, 2007	—	15,840,292
Government program receivables	—	4,273,944
Risk pool receivables	1,418,973	179,184
Other receivables, net of allowances of $509,000 and $632,000 at September 30, 2006 and 2007	1,916,883	2,558,566
Notes receivable, current portion	176,265	59,072
Refundable income taxes	2,493,035	5,041,272
Deferred income taxes, net	657,678	3,394,872
Prepaid expenses and other current assets	645,466	3,816,069

Total current assets	24,767,951	57,399,133

Property, improvements and equipment:
Land and land improvements	40,620	18,492,620
Buildings	—	22,233,000
Leasehold improvements	984,934	2,013,128
Equipment	3,478,435	9,651,475
Furniture and fixtures	782,087	998,482

	5,286,076	53,388,705
Less accumulated depreciation and amortization	(3,999,863)	(5,094,318)

Property, improvements and equipment, net	1,286,213	48,294,387
Notes receivable, less current portion	413,577	490,260
Deposits and other assets	613,087	914,121
Deferred financing costs	101,475	7,430,636
Goodwill	37,838,169	129,121,934
Other intangible assets, net	1,637,000	51,989,017

Total assets	$66,657,472	$295,639,488

Liabilities and shareholders' equity
Current liabilities:
Accrued medical claims and other health care costs payable	$11,400,000	$22,638,960
Accounts payable and other accrued liabilities	6,861,364	14,972,096
Third-party settlements	—	1,034,170
Accrued salaries, wages and benefits	1,330,485	6,897,913
Current portion of capital leases	—	355,966
Current portion of long-term debt	5,300,000	8,000,000
Other current liabilities	—	1,251,394

Total current liabilities	24,891,849	55,150,499

Deferred income taxes	1,145,573	28,669,304
Malpractice reserve	—	645,000
Long-term debt, less current portion	6,700,000	138,750,000
Capital leases, net of current portion	—	644,058
Interest rate swap liability	—	1,934,016
Other long-term liabilities	34,712	231,368

Total liabilities	32,772,134	226,024,245

Minority interest	81,881	79,486
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, 1,672,880 issued and outstanding at September 30, 2007	—	16,728
Common stock, $.01 par value, 40,000,000 shares authorized, 7,186,977 and 11,402,567 shares issued and outstanding at September 30, 2006 and 2007	71,869	114,025
Additional paid-in capital	20,345,805	89,751,225
Accumulated other comprehensive loss	—	(255,253)
Retained earnings (accumulated deficit)	13,385,783	(20,090,968)

Total shareholders' equity	33,803,457	69,535,757

Total liabilities and shareholders' equity	$66,657,472	$295,639,488

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30
	2005	2006	2007
Revenues:
Managed care revenues	$133,518,379	$135,796,277	$165,070,079
Net patient revenues	—	—	15,583,040

Total revenues	133,518,379	135,796,277	180,653,119
Operating expenses:
Managed care cost of revenues	96,371,197	97,184,201	131,044,814
Hospital operating expenses	—	—	10,699,194
General and administrative	27,228,736	30,205,352	37,777,192
Depreciation and amortization	948,017	1,513,170	3,106,331
Impairment of goodwill and intangibles	—	—	38,776,421

Total operating expenses	124,547,950	128,902,723	221,403,952
Operating income from unconsolidated joint venture	87,516	1,400,492	2,663,544

Operating income (loss)	9,057,945	8,294,046	(38,087,289)
Other income (expense):
Investment income	400,356	913,068	1,096,556
Interest expense and amortization of deferred financing costs	(958,634)	(1,107,081)	(5,256,858)
Loss on interest rate swaps	—	—	(868,480)

Total expense, net	(558,278)	(194,013)	(5,028,782)
Equity in losses, and write down, of unconsolidated investment	(1,000,000)	—	—

Income (loss) before income taxes	7,499,667	8,100,033	(43,116,071)
Provision (benefit) for income taxes	3,415,178	3,193,522	(9,649,359)

Net income (loss) before minority interest	4,084,489	4,906,511	(33,466,712)
Minority interest	(11,930)	(16,476)	(10,039)

Net income (loss)	$4,072,559	$4,890,035	$(33,476,751)

Net earnings (loss) per common share:
Basic	$0.83	$0.71	$(3.94)

Diluted	$0.48	$0.60	$(3.94)

Weighted average shares outstanding:
Basic	4,915,537	6,913,405	8,488,986

Diluted	8,470,411	8,106,652	8,488,986

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class A Common Stock Number of Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total, Net
Balance at September 30, 2004	4,344,525	$43,445	2,265,237	$22,652	$18,630,525	$(232,871)	$—	$4,423,189	$22,886,940
Issuance of common stock	30,622	306	—	—	183,932	—	—	—	184,238
Conversion of preferred shares to common stock	2,265,215	22,652	(2,265,215)	(22,652)	—	—	—	—	—
Refund of fractional shares	—	—	(22)	—	(50)	—	—	—	(50)
Additional costs related to private placement	—	—	—	—	(440,920)	—	—	—	(440,920)
Change in deferred compensation	—	—	—	—	—	232,871	—	—	232,871
Net income	—	—	—	—	—	—	—	4,072,559	4,072,559

Balance at September 30, 2005	6,640,362	66,403	—	—	18,373,487	—	—	8,495,748	26,935,638
Options exercised	546,615	5,466	—	—	1,334,372	—	—	—	1,339,838
Tax benefit of options exercised	—	—	—	—	605,868	—	—	—	605,868
Stock-based compensation	—	—	—	—	32,078	—	—	—	32,078
Net income	—	—	—	—	—	—	—	4,890,035	4,890,035

Balance at September 30, 2006	7,186,977	71,869	—	—	20,345,805	—	—	13,385,783	33,803,457
Options exercised	565,973	5,660	—	—	1,410,978	—	—	—	1,416,638
Stock-based compensation	—	—	—	—	509,235	—	—	—	509,235
Stock issued for ProMed acquisition	1,543,237	15,432	—	—	6,944,568	—	—	—	6,960,000
Stock issued for Alta acquisition	1,887,136	18,871	1,672,880	16,728	60,994,685	—	—	—	61,030,284
Refund of fractional shares	(131)	(1)	—	—	(590)	—	—	—	(591)
Dividends payable on preferred stock	—	—	—	—	(1,122,319)	—	—	—	(1,122,319)
Tax benefit of options exercised	—	—	—	—	(115,105)	—	—	—	(115,105)
Warrants exercised	219,375	2,194	—	—	783,968	—	—	—	786,162
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(33,476,751)	(33,476,751)
Unrealized losses on cash flow hedges (net of income tax effect of $168,997)	—	—	—	—	—	—	(255,253)	—	(255,253)

Subtotal—comprehensive loss	—	—	—	—	—	—	(255,253)	(33,476,751)	(33,732,004)

Balance at September 30, 2007	11,402,567	$114,025	1,672,880	$16,728	$89,751,225	$—	$(255,253)	$(20,090,968)	$69,535,757

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2005	2006	2007
Operating activities:
Net income (loss)	$4,072,559	$4,890,035	$(33,476,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	948,017	1,513,170	3,106,331
Amortization of deferred financing costs	—	—	1,140,568
Equity in losses, and write down, of unconsolidated investment	1,000,000	—	—
Provision for bad debts	141,008	106,036	1,018,745
Loss on disposal of assets	190,241	1,692	—
Deferred income taxes, net	(49,390)	1,346,336	(8,203,985)
Loss on interest rate swaps	—	—	868,480
Change in deferred compensation	232,871	—	—
Stock based compensation	—	32,078	509,235
Excess benefits from options exercised	—	(605,868)	115,105
Impairment of goodwill and identifiable intangibles	—	—	38,776,421
Changes in assets and liabilities, net of effect of assets acquired and liabilities assumed in purchase transactions:
Risk pool receivables	30,713	(1,286,821)	1,835,332
Other receivables	(957,130)	(77,886)	491,464
Prepaid expenses and other current assets	(555,373)	7,710	199,098
Refundable income taxes	—	(3,141,804)	(935,293)
Deposits and other assets	35,251	(32,012)	(374,858)
Accrued medical claims and other health care costs payable	(1,791,294)	(998,723)	4,701,435
Accounts payable and other accrued liabilities	1,776,161	(966,931)	(3,441,907)

Net cash provided by operating activities	5,073,634	787,012	6,329,420

Investing activities:
Purchase of property, improvements and equipment	(282,945)	(640,915)	(922,658)
Proceeds from note receivable	273,469	35,298	40,510
Cash paid for acquisitions, net of cash received	—	(6,560,892)	(128,074,804)
(Increase) decrease in restricted certificates of deposit	(587,313)	293,273	229,652
Capitalized expenses related to acquisitions	238,573	(35,188)	(1,495,032)
Investment in unconsolidated entity	(1,000,000)	—	—
Other investing activities	1,753	16,476	(2,395)

Net cash used in investing activities	(1,356,463)	(6,891,948)	(130,224,727)

Financing activities:
Borrowings from term loans	—	4,000,000	193,000,000
Cash paid for deferred financing costs	—	—	(7,809,728)
Borrowings on line of credit	1,000,000	4,500,000	3,000,000
Repayments on line of credit	(6,000,000)	(2,000,000)	(2,500,000)
Repayments of long-term debt and capital leases	(1,841,888)	(2,666,667)	(9,656,207)
Repayment of ProMed acquisition debt	—	—	(48,000,000)
Repayment of Alta acquisition debt	—	—	(1,250,000)
Proceeds (expenses) from issuance of common and preferred stock	(256,733)	1,339,838	2,202,801
Excess benefits from options exercised	—	605,868	(115,105)
Payment of fractional shares	—	—	(591)

Net cash (used in) provided by financing activities	(7,098,621)	5,779,039	128,871,170

Net (decrease) increase in cash and cash equivalents	(3,381,450)	(325,897)	4,975,863
Cash and cash equivalents at beginning of year	20,330,754	16,949,304	16,623,407

Cash and cash equivalents at end of year	$16,949,304	$16,623,407	$21,599,270

Supplemental disclosure of cash flow information
Details of businesses acquired:
Fair value of assets acquired	$—	$9,329,556	$263,287,599
Liabilities assumed or created	—	(1,329,556)	(129,503,025)
Less cash acquired	—	(1,439,108)	(5,707,517)

Net cash paid for acquisition(s)	$—	$6,560,892	$128,077,057

Dividend on preferred shares	$—	$—	$1,122,319

Interest paid	$957,720	$1,121,886	$4,175,888

Income taxes paid	$3,586,000	$4,297,000	$1,011,148

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

        Prospect Medical Holdings, Inc. (Prospect, or the Company) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Healthcare System, Inc. (Alta), the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two primary reportable segments, IPA management and Hospital services, as discussed below.

  Liquidity and Recent Operating Results

        As discussed in Note 4, the Company recorded a 2007 non-cash impairment charge of approximately $38.8 million to write off goodwill and intangibles within the IPA Management segment, which resulted in losses in the Company's core operations during 2007, although operating activities have generated positive cash flows from 2005 to 2007. The improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries has required and will continue to require significant investment and management attention. The Company is undertaking a review of its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month operating results, including the pre-acquisition operating results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control.

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative convents as of September 30, 2007 and for periods thereafter as discussed in Note 9. The Company did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and to amend the financial covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a minimum EBITDA for future monthly reporting periods

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligation under the waiver and the amended credit facility agreement constitutes an additional event of default.

        As discussed in Note 9, for the period January 28, 2008 through April 10, 2008, interest was assessed at default interest rates. Under the April 2008 forbearance agreement, the applicable margin on the first and second lien term loans and the revolver were permanently increased effective April 10, 2008. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders.

        Management has implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. The Company also plans to divest non-strategic assets to reduce debt service. Management believes that it will be able to comply with all covenants, as modified, at least through September 30, 2008 and has included scheduled payments due after twelve months from the balance sheet date as non-current liabilities at September 30, 2007.

        However, there can be no assurance that this turnaround plan will have a successful outcome and that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full and immediate repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and ability to continue as a going concern.

  IPA Management

        The IPA Management segment is a health care management services organization that develops integrated delivery systems, and provides medical management systems and services to affiliated medical organizations. The affiliated medical organizations employ and/or contract with physicians and professional medical corporations, and contract with managed care payers. Prospect currently manages the provision of prepaid health care services for its affiliated medical organizations in Southern California. The network consists of the following medical organizations as of September 30, 2007 (each, an "Affiliate"):

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
  APAC Medical Group, Inc. (APA)
  Nuestra Famila Medical Group, Inc. (Nuestra)
  AMVI/Prospect Health Joint Venture (AMVI/Prospect)
  Genesis HealthCare of Southern California (Genesis)

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

  Pomona Valley Medical Group (PVMG)*
  Upland Medical Group (UMG)*

*
PVMG and UMG are collectively referred to as ProMed

        These Affiliates are managed by three medical management company subsidiaries that are wholly-owned by Prospect, including:

  Prospect Medical Systems (PMS)
  Sierra Medical Management, Inc. (SMM)
  ProMed Health Care Administrators, Inc. (PHCA)

        All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 55% owned by PMG and AMVI/Prospect which is a 50/50 Joint Venture between AMVI and PMG. PMG is owned by a nominee physician shareholder who is also an employee, member of management and a shareholder of Prospect. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying financial statements.

        The AMVI Joint Venture was formed for the sole purpose of combining enrollment in order to meet minimum enrollment levels required for participation in the CalOPTIMA Medicaid (Medi-Cal in California) program in Orange County, California. The joint venture ownership is set at 50/50 to prevent either party from exerting control over the other; however, AMVI and Prospect's businesses are operated autonomously, and enrollees, financial results and cash flows are each separately tracked and recorded. In accordance with the joint venture partnership agreement, profits and losses are not split in accordance with the partnership ownership interest, but rather, are directly tied to the results generated by each separate portion of the business. Separate from any earnings the Company generates from their portion of business within the joint venture, the Company also earn fees for management services they provide to their partner in the joint venture. The Company accounts for their interest in the joint venture partnership using the equity method of accounting. The Company includes in the financial statements only the net results attributable to those enrollees specifically identified as assigned to the Company, together with the management fee that they charge for managing those enrollees specifically assigned to the other joint venture partner. Note 14 contains summarized unaudited financial information for the joint venture.

        Prospect Medical Systems, one of the Company's management company subsidiaries (PMS), has entered into an assignable option agreement with PMG and the nominee physician shareholder of PMG. Under the assignable option agreement, Prospect acquired an assignable option for a nominal amount from PMG and the nominee shareholder to purchase all or part of PMG's assets (the Asset Option) and the right to designate the purchaser (successor physician) for all or part of PMG's issued and outstanding stock held by the nominee physician shareholder (the Stock Option) in its sole discretion. The Company may also assign the assignable option agreement to any person. The assignable option agreement has an initial term of 30 years and is automatically extended for additional terms of 10 years each, as long as the term of the related management services agreement described below (the Management Agreement) is automatically extended. Upon termination of the Management Agreement with PMG, the related Asset Option and Stock Option are automatically and immediately exercised. The Asset and Stock Options may be exercised separately or simultaneously for a purchase price of $1,000 each. Under these nominee shareholder agreements, Prospect has the unilateral right to establish or effect a change of the nominee, at will, and without the consent of the nominee, on an

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

unlimited basis and at nominal cost throughout the term of the Management Agreement. In addition to the Management Agreement with PMG, Prospect, through one of its management company subsidiaries, has a management agreement with each Affiliate. The term of the Management Agreements is generally 30 years. Prospect has an employment agreement with the current nominee shareholder of PMG in his former capacity as the Chief Executive Officer of the Company. The employment agreement was for an initial term of three years and could not be terminated without cause, provided for a base compensation and certain customary benefits. Since the agreement is only for the employment of the nominee shareholder as an executive of Prospect and not in his capacity as the nominee shareholder of PMG, the agreement does not affect Prospect's ability to change the nominee shareholder at will. PMG is the nominee shareholder of SPCMG, SATPG, PEG, AVM, PHS, PPM, PNW, PSC, APA, Nuestra (as to a 55% interest), Genesis, PVMG, and UMG.

        The Company's Affiliates have each entered into a Management Agreement whereby the Affiliate has agreed to pay a management fee to PMS, SMM, or PHCA, as applicable (each of which is a wholly-owned subsidiary of Prospect). The fee is based in part on the costs to the management company and on a percentage of revenues the Affiliate receives (i) for the performance of medical services by the Affiliate's employees and independent contractor physicians and physician extenders, (ii) for all other services performed by the Affiliates, and (iii) as proceeds from the sale of assets or the merger or other business combination of the Affiliates. The management fee also includes a fixed fee for marketing and public relations services. The revenue from which this fee is determined includes medical capitation, all sums earned from participation in any risk pools and all fee-for-service revenue earned. Except in the case of Nuestra and AMVI/Prospect, the Management Agreements have initial terms of 30 years, renewable for successive 10-year periods thereafter, unless terminated by either party for cause. In the case of Nuestra, its Management Agreement has an initial 10 year term renewable for successive 1 year terms. In the case of AMVI/Prospect, its Management Agreement has a 1 year term with successive 1 year renewal terms. In return for payment of the management fee, Prospect has agreed to provide financial management, information systems, marketing, advertising, public relations, risk management, and administrative support, including for utilization review and quality of care. The Company has exclusive decision-making authority with respect to the establishment and preparation of operating and capital budgets, and the establishment of policies and procedures for the Affiliates, and makes recommendations for the development of guidelines for selection and hiring of health care professionals, compensation payable to such personnel, scope of services to be provided, patient acceptance policies, pricing of services, and contract negotiation and execution. At its cost, Prospect has assumed the obligations for all facilities, medical and non-medical supplies, and employment of non-physician personnel of its affiliated medical clinics.

        The management fee earned by Prospect fluctuates based on the profitability of each wholly-owned Affiliate. Prospect is allocated a 50% residual interest in the profits above 8% of the profits or a 50% residual interest in the losses of the Affiliate, after deduction for costs to the management company and physician compensation. The remaining balance is retained by the Affiliates. ProMed Health Care Administrators receives a management fee of 12%, with no profit split. Supplemental management fees are periodically negotiated where significant incremental efforts and expense have been incurred by Prospect on behalf of the Affiliates.

        The Management Agreements are not terminable by the Affiliates except in the case of gross negligence, fraud or other illegal acts of Prospect, or bankruptcy of the Company. Through the Management Agreements and the Company's relationship with the nominee shareholder of each

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

Affiliate, Prospect has exclusive authority over all decision-making related to the ongoing major or central operations of the physician practices. The Company, however, does not engage in the practice of medicine.

        Further, Prospect's rights under the Management Agreements are unilaterally salable or transferable. Based on the provisions of the Management Agreements and the assignable option agreement with PMG, Prospect has determined that it has a controlling financial interest in the Affiliates. Consequently, under applicable accounting principles, Prospect consolidates the revenues and expenses of all the Affiliates except AMVI/Prospect from the respective dates of execution of the Management Agreements. All significant inter-entity balances have been eliminated in consolidation. In the case of AMVI/Prospect, only that portion of the results which are contractually identified as Prospect's are recognized in the financial statements, together with the management fee that the Company charges AMVI for managing AMVI's share of the joint venture operations.

        As of September 30, Prospect managed health care services to the following number of enrollees under contracts with various health plans:

	Commercial	Senior	MediCal	Total
2005	144,900	12,500	14,500	171,900
2006	140,300	14,100	17,000	171,400
2007	184,300	23,700	32,800	240,800

  Hospital Services

        Alta Healthcare System, Inc. (Alta), acquired on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. Alta and its subsidiaries (collectively, the Hospital Services segment) own and operate four hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute and outpatient psychiatric services. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers, including commercial insurance carriers, health maintenance organizations (HMOs) and preferred provider organizations (PPOs).

2. Significant Accounting Policies

  Basis of Presentation

        The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. The subsidiaries which have been consolidated under Emerging Issues Task Force No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements" (EITF 97-2), would also be consolidated under the provisions of Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51"

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

(FIN 46). The underlying entities (subsidiaries) have been determined to be variable interest entities due to the existence of a call option under which the Company has the ability to require the holders of all of the voting common stock of the underlying subsidiaries to sell their shares at a fixed nominal price ($1,000) to another designated physician chosen by the Company. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has a management agreement with the subsidiaries and the holders of the voting common stock of the subsidiaries which allows the Company to direct all of the activities of the subsidiaries, retain all of the economic benefits and assume all of the risks associated with ownership of the subsidiaries. In this manner, the Company has all of the economic benefits and risks associated with the subsidiaries, but has disproportionately few voting rights (based on the terms of the equity). Substantially all of the activities of the subsidiaries are conducted on behalf of the Company and, as such, the subsidiaries are variable interest entities due to the fact that they violate the anti-abuse clause provisions in FIN 46. As the Company retains all of the economic benefits and assumes all of the risks associated with ownership of the subsidiaries, the Company is considered to be the primary beneficiary of the activities of the subsidiaries. As a result, the Company must consolidate the underlying subsidiaries under FIN 46. All significant intercompany transactions have been eliminated in consolidation.

Revenues and Cost Recognition

        Revenues by reportable segment are comprised of the following amounts:

	Year ended September 30,
	2005	2006	2007
IPA management(1)
Capitation	$129,143,656	$131,436,858	$160,905,653
Fee for service	2,232,059	2,074,104	2,001,205
Management fees	806,788	1,233,027	697,101
Other	1,335,876	1,052,288	1,466,120

Total revenues: IPA management	$133,518,379	$135,796,277	$165,070,079
Hospital services(2)
Inpatient	$—	$—	$14,198,911
Outpatient	—	—	1,055,614
Other	—	—	328,515

Total revenues: Hospital services	$—	$—	$15,583,040

Total revenues	$133,518,379	$135,796,277	$180,653,119

    (1)
    ProMed revenues have been included in the consolidated financial statements since its June 1, 2007 acquisition date.

    (2)
    Alta revenues have been included in the consolidated financial statements since its August 8, 2007 acquisition date.

        The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. With the acquisition of Alta

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Healthcare System, Inc. in August 2007, the Company's operations are now organized into two reporting segments: (i) IPA management, and (ii) Hospital services.

IPA Management Segment

  Managed Care Revenues

        Operating revenue of the IPA Management Segment consists primarily of payments for medical services provided by the Affiliates under capitated contracts or fee-for-service arrangements with various managed care providers including HMOs. Capitation revenue under HMO contracts is prepaid monthly to the Affiliates based on the number of enrollees electing any one of the Affiliates as their health care provider. See "Concentrations of Credit Risks" below for revenues received from the four largest contracted HMOs.

        Capitation revenue (net of capitation withheld to fund risk share deficits discussed below) is recognized in the month in which the Affiliates are obligated to provide services. Minor ongoing adjustments to prior months' capitation, primarily arising from contracted HMOs' finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, in calendar 2004, Medicare began a four year phase-in of a revised capitation model for managed care beneficiaries. Previously, monthly capitation revenue was based on age, sex and location determined prospectively and was not subject to adjustments. Under the revised payment model referred to as the "Risk Adjustment model," Medicare compensates managed care organizations and providers based on the sickness acuity of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with healthier enrollees will receive less. The four year phase-in period is now complete. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company does not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized in the year to which they relate, generally in the fourth quarter, when those changes are communicated by the health plans to the Company. The Company received and recorded as an addition (reduction) to revenue of approximately $4,000,000, ($1,500,000) and $1,528,000, in positive (negative) capitation risk adjustments in the fourth quarter of fiscal 2005, 2006 and 2007 pertaining to services for each respective year.

        Fee-for-service revenues are recognized when the services have been performed. Fee for service revenues are recorded net of allowances to reduce billed amounts to estimated contractually entitled amounts. All receivables are recorded net of an allowance for bad debts. Uncollectible amounts are written off when collection efforts have ceased, or amounts have been turned over to an outside collection agency.

        HMO contracts also include provisions to share in the risk for hospitalization, whereby the Affiliate can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Except for two contracts, representing a small percentage of the Company's enrollees, where the Company is contractually obligated for downside risk, any shared risk deficits are not payable until and unless the Company generates future risk sharing surpluses, or if the HMO withholds a portion of

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is extinguished. Due to the lack of access to timely inpatient utilization information and the difficulty in estimating the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year. In fiscal 2005, 2006 and 2007, managed care revenues include approximately, $1,007,000, $2,376,000 and ($1,000,000), respectively, of additional (reduction in) revenues due to favorable (unfavorable) settlements on prior year risk-sharing arrangements. At September 30, 2006 and 2007, contingent liabilities for risk-pool deficits that may be offset against future surpluses were $9,495,235 and $1,664,564, respectively, based on the available information from the health plans. During 2007, a health plan canceled approximately $8.1 million in prior year risk pool deficits that would have been required to be offset against future surplus.

        In addition to risk-sharing revenues, the Company also receives incentives under "pay-for-performance" programs for quality medical care based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of the fiscal year and are recorded when such amounts are known.

        Management fee revenue is earned in the month the services are delivered. Management fee arrangements provide for compensation ranging from 8.5% of revenues to 15% of revenues. The Company provides management services to affiliated providers whose results are consolidated in the Company's financial statements under management fee arrangements based on cost, a fixed marketing fee, a percentage of revenues and a percentage of net income or loss. Revenues and expenses relating to these inter-entity agreements have been eliminated in consolidation.

        In connection with providing services to HMO enrollees, the Affiliates are responsible for the medical services their affiliated physicians provide to assigned HMO enrollees. Under the OneCare contract with CalOPTIMA administered through the AMVI/Prospect joint venture, the Company was required, through December 31, 2006, to pay medical costs at least equal to 85% of the capitation revenue.

  Managed Care Cost of Revenues

        The cost of health care services consist primarily of capitation and claims payments, pharmacy costs, incentive payments to contracted providers and costs of operating medical clinics, including compensation for employed physicians, medical and support personnel. These costs are recognized in the period incurred or when the services are provided. Claims costs also include an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical costs is based on projections of costs using historical studies of claims paid and adjusted for seasonality, utilization and cost trends. These estimates are subject to trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management records its best estimate of the amount of medical claims incurred at each reporting period. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. See Note 13 for changes in claims estimates during each of the three years in the period ended September 30, 2007.

        In addition to contractual reimbursements to providers, the Company also makes discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

risk revenues and favorable senior capitation risk adjustment payments received by the Company. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, the Company also records the discretionary physician bonuses in the same period. In fiscal 2005, 2006, and 2007, the Company recorded discretionary physician incentives expense totaling $2,579,000, $0, and $421,000, respectively.

        The Company also regularly evaluates the need to establish premium deficiency reserves for the probability that anticipated future health care costs could exceed future capitation payments from HMOs under capitated contracts. To date, management has determined that no premium deficiency reserves have been necessary.

Hospital Services Segment

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors and others in the period in which services are rendered. The Company has agreements with third-party payors, including Medicare, Medi-Cal, managed care and other insurance programs, that provide for payments at amounts different from the Company's established rates. These payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments, as further described below. Estimates of contractual allowances are based upon the payment terms specified in the related contractual agreements. The Company accrues for amounts that it believes may ultimately be due to or from the third party payers. Normal estimation differences between final settlements and amounts accrued in previous years are reported as changes in estimates in the current year. Outstanding receivables, net of allowances for contractual discounts and bad debts, are included in patient accounts receivable in the accompanying balance sheets. A summary of the payment arrangements with major third-party payers follows:

          Medicare: Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic, and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. The Company is also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement. These differences were not significant for the post-acquisition period ended September 30, 2007. Cost report settlements are recorded as third-party settlements receivable or payable in the accompanying balance sheets.

          Medi-Cal: Inpatient services rendered to Medi-Cal program beneficiaries are paid at contracted per diem rates. The per diem rates are not subject to retrospective adjustment. Outpatient services are paid based on prospectively determined rates per procedure provided. The Alta hospitals are eligible for State of California Medi-Cal Disproportionate Share (DSH) program under which medical facilities that serve a disproportionate number of low-income patients receive additional reimbursements. Eligibility is determined annually based on prescribed guidelines. The Company accrues a receivable based on the expected total annual DSH payments each month.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Differences between the estimated and the actual award (which have not been significant) are recorded in the period known. The Medi-Cal DSH receivable as of September 30, 2007 totaled $4,273,944 and is included in government program receivables in the accompanying balance sheet.

          Managed Care: The Company has also entered into payment agreements with certain commercial insurance carriers, HMOs, and PPOs. The basis for payment under these agreements includes prospectively determined rates per discharge, per diems and discounts from established charges. Certain agreements also include stop-loss provisions where the Company receives additional reimbursement when charges incurred exceed a predetermined amount. Whether Company provides medical care on a non-contract basis, it receives standard billed charges or rates negotiated on a case by case basis.

        Collection of receivables from third-party payors and patients is the Company's primary source of cash and is critical to their operating performance. The Company closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions for contractual allowances are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts management estimates and records. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient's responsibility, primarily co-payments and deductibles. Payments for services may also be denied due to issues over patient eligibility for medical coverage, the Company's ability to demonstrate medical necessity for services rendered and payor authorization of hospitalization. The Company estimates the provisions for doubtful accounts based on general factors such as payor mix, the age of the receivables and historical collection experience. Management routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to the Company's allowances as warranted.

        See "Concentrations of Credit Risks" below for revenues received from the Medicare and Medi-Cal programs.

Property, Improvements and Equipment

        Property, improvements and equipment are stated on the basis of cost or, in the case of acquisitions, at their acquisition date fair values. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is provided using the straight-line basis over the shorter of the lease period or the estimated useful lives of the leasehold improvements. Leasehold improvements are generally depreciated over five to ten years, buildings are depreciated over twenty to twenty-eight years, equipment is depreciated over two to five years and furniture and fixtures is depreciated over two to seven years. Capitalized lease obligations are amortized over the life of the lease. Amortization for assets under lease agreements is included in depreciation expense. At September 30, 2007, the Company had assets under capitalized leases of $1,792,000. There were no capitalized leases at September 30, 2006.

        Depreciation expense was $494,938, $555,230 and $1,094,455 for the years ended September 30, 2005, 2006 and 2007, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets totaled $39,475,169 and $181,110,951 at September 30, 2006 and 2007, respectively, and arose as a result of business acquisitions. Intangible assets include customer relationships, covenants not-to-compete, trade names and provider networks. Goodwill represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired, including identifiable intangible assets. In conjunction with these acquisitions, management of the Company has reviewed the allocation of the excess of the purchase consideration (including costs incurred related to the acquisitions) over net tangible and intangible assets acquired, and has determined that the goodwill is primarily related to the operating platforms acquired through the addition of the existing renewable HMO contracts in the case of IPA acquisitions and new business segments in the case of the Alta acquisition. Acquisitions are discussed further in Note 3 below.

  Goodwill Impairment Test

        Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite useful lives are not amortized; rather they are reviewed annually for impairment for each reporting unit or more frequently if impairment indicators arise. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized, if any. As further discussed in Notes 4 and 15, the Company has three reporting units, consisting of Alta, ProMed and Prospect (which includes all other affiliated physician organizations).

        The Company tests for goodwill impairment in the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed the fair value. In evaluating whether indicators of impairment exist, the Company considers adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, ability to maintain enrollment and renew payer contracts at favorable terms, among other factors. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of the reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes expected future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital, which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the "implied fair value" of the goodwill, which is compared to its corresponding carrying value.

  Long-Lived Assets and Amortizable Intangibles

        Long-lived assets, including property, improvement and equipment and amortizable intangibles, are evaluated for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company considers assets to be impaired and writes them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts. Fair value is based upon

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in strategies) may also reduce the useful lives from initial estimates. Changes in planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, management will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life.

  Impairment Charge

        As a result of the impairment analyses for the Prospect reporting unit, the Company recorded a charge in the fourth quarter of fiscal 2007 totaling $38,776,421. At September 30, 2007, the remaining goodwill and intangibles relate to the ProMed and Alta acquisitions (see Note 4).

Medical Malpractice Liability Insurance

        Certain of the IPA Affiliates maintain claims-made basis medical malpractice insurance coverage on employed physicians of up to $1,000,000 per incident and $3,000,000 in the aggregate on an annual basis. Claims-made coverage covers only those claims reported during the policy period. The Company renews the claims-made policy each year. Under the malpractice agreement with the carrier, the Company has pre-funded a tail liability policy to take effect in the event the claims-made policy is not renewed. The individual physicians who contract with the Affiliates carry their own medical malpractice insurance. In the Hospital Services segment, Alta purchases professional and general liability insurance to cover medical malpractice claims under a claims-made policy. The Company has coverage of $10,000,000 per claim after a $1,000,000 payment by the Company, per claim. Under the policy, insurance premiums cover only those claims actually reported during the policy term. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims related to occurrences during the policy term but reported subsequent to the policy's termination may be uninsured.

        Accounting principles generally accepted in the United States of America require that a health care organization record and disclose the estimated costs of medical malpractice claims in the period of the incident of malpractice, if it is reasonably possible that liabilities may be incurred and losses can be reasonably estimated. The Company has recognized an estimated liability for incurred but not reported claims and the self-insured risks (including deductibles and potential claims in excess of policy limits) based upon an actuarial valuation of the Company's historical claims experience in the affiliated physician organizations and Alta. The claims liability at September 30, 2007, of $876,000, primarily relates to Alta and was estimated using a discount factor of 6%.

        The claim reserve is based on the best data available to the Company; however, the estimate is subject to a significant degree of inherent variability. The estimate is continually monitored and reviewed, and as the reserve is adjusted, the difference is reflected in current operations. While the ultimate amount of medical malpractice liability is dependent on future developments, management is of the opinion that the associated liabilities recognized in the accompanying consolidated financial statements are adequate to cover such claims. Management is aware of no potential medical malpractice claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Workers' Compensation Insurance

        The IPA Affiliates purchases commercial coverage for workers' compensation claims. The policy has no deductibles and covers claims incurred during the policy period up to $1,000,000 per event and in aggregate. Workers Compensation coverage for Alta is provided via a loss responsive rating plan under which the premium is determined after the policy has expired based on contractual factors, chiefly the loss experience of the insured during the policy term. The insured retains $250,000 of loss arising out of a single accident including allocated loss adjustments expenses (ALAE). The current plan is subject to an aggregate loss limit of $1,503,000. Losses within the deductible are funded via a cash loss fund and reconciled annually. Accruals for uninsured claims and claims incurred but not reported of $417,000 at September 30, 2007, primarily relates to Alta and is estimated based upon an actuarial valuation of the Company's claims experience. Accruals were estimated using a discount factor of 6%.

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

	Year ended September 30
	2005	2006	2007
Basic earnings per common share:
Numerator—net income (loss)	$4,072,559	$4,890,035	$(33,476,751)

Denominator—
Weighted average number of common shares outstanding	4,915,537	6,913,405	8,488,986

Basic earnings per common share	$0.83	$0.71	$(3.94)

Diluted earnings per common share:
Numerator—net income (loss)	$4,072,559	$4,890,035	$(33,476,751)

Denominator—
Weighted average number of common shares outstanding	4,915,537	6,913,405	8,488,986
Dilutive stock options, warrants and preferred shares	3,554,874	1,193,247	—

Weighted average diluted shares outstanding	8,470,411	8,106,652	8,488,986

Diluted earnings per common share	$0.48	$0.60	$(3.94)

        The number of stock options, warrants and preferred shares excluded from the computation of diluted earnings per share in 2007, prior to the application of treasury stock method, were 2,249,906, 1,016,536 and 8,364,400, respectively, due to their antidilutive effect.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Stock Options

        The Company has stock option agreements with certain directors, officers and employees. On October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," by applying the modified prospective method and the supplemental implementation guidance in Staff Accounting Bulletin (SAB) No. 107. SFAS No. 123(R) requires compensation cost for all share-based payments in exchange for employee services (including employee stock options) to be measured at fair value and eliminates the intrinsic value method previously permitted under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, compensation costs were recognized only to the extent the market price of the underlying stock exceeded the exercise price on the date of grant. Since the Company generally issues shared-based awards at or above the market price of the underlying stock, these equity awards have not historically resulted in compensation expense.

        Under the modified prospective method, prior periods are not restated to reflect the impact of SFAS No. 123(R). Compensation cost is recognized for all awards granted, modified or settled subsequent to the adoption date, or where the requisite service period has not been completed prior to the date of adoption. Compensation cost for awards granted prior to, but not vested as of the adoption date is based on the same estimated grant-date fair value previously used for pro forma disclosure purposes under SFAS No. 123. Compensation costs for awards granted, modified, or settled after the adoption date are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards' service period, in accordance with SFAS No. 123(R). The Company adopted the Black-Scholes option pricing model for estimating stock-based compensation after it became a publicly traded entity in May 2005 and continues to use the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. The adoption of SFAS No. 123(R) did not result in adjustments that are required to be reported as the cumulative effect of a change in accounting principle. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments is presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows.

        The adoption of SFAS No. 123(R) did not have a significant effect on the Company's financial position or results of operations since the Company fully vested all remaining unvested portions of previously issued stock options in September 2005 and made insignificant grants thereafter. Because none of the stock options whose vesting was accelerated had exercise prices below the market value of the Company's stock, no expense was recognized upon the acceleration of vesting. The Company did not make other changes to the terms of the options, which generally vest pro-rata over 2 years (the requisite service period) and expire after 5 years from the date of grant.

        The fair value of the options granted prior to the Company becoming a public reporting entity in May 2005 was estimated at the date of grant using the Minimum-Value option model. Under SFAS No. 123, non-public companies were permitted to use the Minimum-Value method to estimate compensation costs for pro-forma disclosure purposes, which effectively valued employee stock options using an assumed volatility of zero. The Minimum Value method is not an acceptable approach under SFAS No. 123(R). The fair value of the options granted after the Company became a public reporting entity was estimated at the date of the grant using the Black-Scholes option pricing model.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

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

        The Company has not granted equity awards that vest based on performance or market conditions and have no liability awards that may be settled for cash. No awards have been issued to non-employees in exchange for goods and services.

Asset Retirement Obligations

        The Company recognizes the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) and Financial Accounting Standards Board (FASB) Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" (FIN 47), if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, management capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the consolidated statement of operations.

Cash and Cash Equivalents

        Cash equivalents are considered to be all liquid investments with initial maturities of three months or less.

Restricted Investments

        The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying balance sheet, as they are restricted for payment of current liabilities.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Deferred Financing Fees

        Prepaid financing fees are amortized over the period in which the related debt is outstanding using the effective interest method. Deferred financing costs at September 30, 2006 and 2007 are as follows:

	2006			2007
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Deferred financing costs	$304,424	$202,949	$101,475	$7,573,814	$143,178	$7,430,636

Income Taxes

        The Company accounts for income taxes under the liability method as required by SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. The Company assesses the recoverability of its deferred tax assets and provides a valuation reserve when it is not more likely than not that the assets will be recovered. As of September 30, 2006 and 2007, the valuation allowance for deferred tax assets was $400,000 and $782,852, respectively.

Fair Value of Financial Instruments

        The financial instruments reported in the accompanying consolidated balance sheets consist primarily of cash and cash equivalents, investments, patient accounts and other receivables, accounts payable and accrued expenses, medical claims and related liabilities, notes receivable and payable, capital lease obligations, debt, interest rate swaps, and other liabilities. The carrying amounts of current assets and liabilities approximate their fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

        The carrying amounts of notes payable and capital lease obligations approximate their fair value based on the Company's current incremental borrowing rates for similar types of arrangements. Long term debt approximates fair value since the revolving bank loan and bank term loans are variable rate instruments and bear interest at LIBOR plus an applicable margin. Accrued self-insurance liabilities are carried at the estimated present value of such obligations using appropriate discount factors. The interest rate swaps are recorded at fair value.

Interest Rate Swaps

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments , the Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are offset against either the change in fair value of assets, liabilities, or firm commitments through earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in income. The Company's derivative instruments comprised two interest rate swap agreements which were entered into on May 16, 2007 in conjunction with the ProMed Acquisition and on September 5, 2007 in conjunction with the Alta Acquisition. The

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

September 2007 instrument was designated as a cash flow hedge effective as of September 6, 2007. The agreements have notional amounts of $48,000,000 and $97,750,000, respectively. The Company used these instruments to hedge the risk of interest rate changes during the term of the senior credit facility (see Note 9). At present, the Company has not elected hedge accounting for the May 2007 instrument and changes in its fair value are recorded through earnings.

        As of April 30, 2008, the mark-to-market adjustments in the value of the swaps increased to $2,156,668 from $844,183 as of September 30, 2007, with respect to the May 2007 swap and to $5,649,635 from $1,089,833 as of September 30, 2007, with respect to the September 2007 swap.

Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash held in financial institutions which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation, shared-risk receivables, receivables due from health plans, receivables form Medicare and Medi-Cal, and notes receivable.

        The Company invests excess cash in liquid securities at institutions with strong credit ratings. There are established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements. Credit risk with respect to receivables is limited since amounts are generally due from large HMOs within the IPA Management segment and from the Medicare and Medi-Cal programs within the Hospital Services segment. Notes receivables are fully secured by collateral of equal or greater value. Management reviews the financial condition of these institutions on a periodic basis and does not believe the concentration of cash or receivables results in a high level of risk.

        For the fiscal years ended September 30, 2005, 2006 and 2007, the IPA Management segment received between 73% and 79% of their capitation revenues from four HMOs, as follows:

	Capitation Revenue Year Ended September 30, 2005	% of Total Capitation Revenue	Capitation Revenue Year Ended September 30, 2006	% of Total Capitation Revenue	Capitation Revenue Year Ended September 30, 2007	% of Total Capitation Revenue
PacifiCare	$40,155,679	31%	$39,337,714	30%	$41,698,230	26%
Health Net	25,224,324	20%	27,113,638	21%	34,153,902	21%
Blue Cross	21,365,598	17%	20,948,066	16%	24,436,362	15%
Blue Shield	14,802,756	11%	15,954,577	12%	18,268,356	11%

Totals	$101,548,357	79%	$103,353,995	79%	$118,556,850	73%

        For the period August 8, 2007 through September 30, 2007, the Hospital Services segment received $5,998,079, or 39.3% of their revenues from the Medicare program and $8,226,765, or 53.9% of their revenues, from the MediCal program.

        The Company is also subject to interest rate fluctuation under its floating rate credit facility and interest rate swap agreements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the financial statements are prepared. Actual results could differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

Adoption of SFAS No. 154, "Accounting Changes and Error Corrections" and SAB No. 108

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretation in SAB No. 108 contains guidance on correcting errors under the dual approach as well as provides transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, "Accounting Changes and Error Corrections,", for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 as of October 1, 2006. The adoption did not have a material effect on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, "Accounting for Contingencies." FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in its first fiscal quarter of fiscal 2008. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements although it does not believe the impact will be significant.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157.) This Statement defines fair value, establishes a framework for measuring fair value in generally

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 on October 1, 2008 and is currently evaluating the impact of the provisions of SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," (SFAS No. 159). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on October 1, 2008 and is currently evaluating this statement and has not yet determined if it will elect to measure any additional financial assets and liabilities at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes new principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In general, SFAS No. 141R requires the acquiring entity to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective. This standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including recognition of contingent consideration and most pre-acquisition loss and gain contingencies at their acquisition-date fair values, expense as incurred transaction costs, and recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination as adjustments to income tax expense. SFAS 141(R) will also place new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141R applies prospectively to business combinations in the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R on October 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS No. 141R on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements separate from parent's equity. Net income attributable to the non controlling

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and expanded disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company will adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. This includes presenting deferred financing costs separately from other intangible assets and presenting accrued salaries, wages and benefits separately from accounts payable and other accrued liabilities.

3. Acquisitions

Genesis HealthCare of Southern California

        On November 1, 2005, PMG acquired the outstanding stock of Genesis HealthCare of Southern California (Genesis) for $8,000,000 in cash. The purchase price was funded using $4,000,000 of the Company's existing cash and a $4,000,000 term loan from Residential Funding Corporation (RFC). Revenues and expenses for this acquisition have been included in the consolidated results starting November 1, 2005. $194,800 of the purchase price was allocated to trade name, $199,200 to a covenant not-to-compete and $984,800 to customer relationships, which were being amortized on a straight-line basis over 18 months to four years. The Company made a Section 338 election, and expects $7,777,452 of total goodwill and intangibles to be deductible for tax purposes.

        Under the acquisition agreement, differences between the estimated claims and tax liabilities recorded on the closing date and the ultimate payment amounts were to be paid to, or received from, the seller. The Company paid approximately $132,000 in fiscal year 2007 per this agreement. The agreement also guaranteed certain minimum risk pool incentives for the 2005 calendar year, which were met.

ProMed Health Services Company

        On June 1, 2007, the Company and PMG completed the acquisition of ProMed Health Services Company, a California corporation and its subsidiary, ProMed Health Care Administrators, Inc. (collectively referred to as ProMed Health Care Administrators), and two affiliated IPAs; Pomona Valley Medical Group, Inc., dba ProMed Health Network (Pomona Valley Medical Group), and Upland Medical Group, Inc. (Upland Medical Group), collectively referred to as the "ProMed Entities". ProMed Health Care Administrators (PHCA) manages the medical care of HMO enrollees served by Pomona Valley Medical Group and Upland Medical Group. Total purchase consideration of $48,000,000 included $41,040,000 of cash and 1,543,237 shares of Prospect Medical common stock valued at $6,960,000, or $4.51 per share. The transaction is referred to as the ProMed Acquisition.

        The ProMed Acquisition, and $372,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,359,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

debt of Prospect Medical ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital and medical claims reserve adjustments. Any final settlement payments made to, or received from, the sellers of the ProMed Entities, when finally determined, will be reported as an adjustment to goodwill. Such adjustments cannot be reasonably estimated at this time.

Alta Healthcare System, Inc.

        On August 8, 2007, the Company acquired the outstanding common shares of Alta Healthcare System, Inc., a California corporation ("Alta") and the name of the surviving entity was changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the "Alta Acquisition." Alta is a private, for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 351 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,895,000, including repayment of approximately $41,500,000 of Alta's existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of $1,123,000. Each share of preferred stock will automatically convert into five common shares upon approval by a shareholders vote that was scheduled for November 2007 but was postponed and is anticipated to be convened in mid (calendar) 2008. Until conversion occurs, each share of preferred stock accrues dividends at 18% per year, compounding annually. However, no dividends will be paid upon conversion to common shares. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock's closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $6.04, based on the closing stock price of common share on the acquisition date plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was $153,772,000. At September 30, 2007, accrued dividends of $1,122,319 were included in other current liabilities. Upon conversion of the preferred shares into common shares at the next scheduled shareholders' meeting, the accrued dividends are expected to be forgiven and the liability will be reclassified to additional paid-in capital.

        The Alta Acquisition, the extinguishment of Alta's existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility arranged by Bank of America, comprising $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing. The term debt is comprised of a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly principal payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; and a $50,000,000 seven and one-half year second-lien term loan, at LIBOR plus 825 basis points, with all principal due at maturity (see Note 9 for discussion of long-term debt). Net proceeds of $141.1 million

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

(net of issuance discount and financing costs of $6.9 million) were used to repay Alta's existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed acquisition debt, pay the cash portion of the purchase price of $51.3 million and fund $1.1 million in direct transaction costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, and cash paid for Genesis, the ProMed and Alta.

        The allocation of the purchase price for the Genesis, ProMed and Alta acquisitions is as follows:

	Genesis	ProMed	Alta
Acquisition costs
Cash consideration	$8,000,000	$41,040,000	$51,257,675
Stock consideration	—	6,960,000	61,030,284
Debt assumption and repayments	—	—	41,484,650
Direct acquisition costs	—	372,330	1,122,703

Aggregate purchase consideration	$8,000,000	$48,372,330	$154,895,312

Allocation of purchase price
Net tangible assets	222,548	3,622,143	54,001,536
Amortizable intangibles:
Customer relationships	$984,800	$25,200,000	$—
Trade names	194,800	9,450,000	14,140,000
Covenants not-to-compete	199,200	940,000	2,240,000
Provider networks	—	1,200,000	—

Total amortizable intangible assets	$1,378,800	$36,790,000	$16,380,000

Net deferred tax liabilities on book-tax basis difference in assets acquired	—	(14,663,043)	(21,984,928)

Goodwill	6,398,652	22,623,230	106,498,704

	$8,000,000	$48,372,330	$154,895,312

Net cash paid
Aggregate purchase consideration	$8,000,000	$48,372,330	$154,895,312
Stock consideration	—	(6,960,000)	(61,030,284)
Cash acquired	(1,439,108)	(5,331,339)	(376,182)

Net cash paid in acquisition	$6,560,892	$36,080,991	$93,488,846

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

The following table represents the acquired companies' summarized balance sheet at the date of acquisition
Cash	$1,439,108	$5,331,339	$376,182
Other current assets	81,431	5,890,305	26,052,818
Property and equipment	—	375,972	46,804,000
Other noncurrent assets	31,565	77,459	—
Accounts payable and current liabilities	(1,329,556)	(8,052,932)	(17,902,876)
Other noncurrent liabilities acquired	—	—	(1,328,588)

Tangible net assets	$222,548	$3,622,143	$54,001,536

        Goodwill from the ProMed and Alta Acquisitions are primarily related to a new platform for future growth, driven by new geographic markets and business segments, as well as an experienced management team and workforce. Through the ProMed Acquisition, the Company expanded into a new service market in the Pomona Valley and Inland Empire areas. With the Alta Acquisition, the Company purchased a hospital network and now operates as an integrated healthcare delivery system with in-network medical groups and acute care facilities. As a stock purchase, the goodwill and a significant portion of the intangible assets acquired in the ProMed and Alta Acquisitions are not deductible for income tax purposes. Future tax liabilities related to the fair value of these assets in excess of the tax deductible amounts have been recorded as deferred tax liabilities on the acquisition date (also see Note 8).

        The following unaudited pro forma financial information for the years ended September 30, 2006 and 2007 gives effect to the acquisitions of ProMed and Alta as if they had occurred on October 1, 2005. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies, operational or other changes that might have been effected by the Company, except for the elimination of $7.3 million in transaction bonuses paid by certain acquired entities prior to the transaction as these costs were directly related to the acquisitions.

        Significant proforma adjustments include increased interest expense related to the acquisition debt, increased depreciation and amortization expense related to fixed assets and amortizable intangibles acquired, additional income taxes for acquired entities that previously operated as S-corporations, reduction in interest income to reflect cash consideration paid and distributions made by acquired entities to selling shareholders and the elimination of intercompany management fees among the ProMed Entities. Basic and diluted earnings per share reflect the common and preferred shares issued in the acquisitions on an as-converted basis.

	Year ended September 30
	2006	2007
	(unaudited)
Net revenue	$328,675,467	$337,842,392
Net income	7,005,512	(37,372,699)
Basic earnings per share	$0.37	$(1.84)
Diluted earnings per share	$0.35	$(1.84)

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Investment in Brotman Medical Center, Inc (Hospital)

        Effective August 31, 2005, the Company acquired an approximately 38% stake in Brotman Medical Center, Inc. (Brotman) for $1,000,000. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman's service area. Brotman, previously owned by Tenet HealthCare, had been incurring significant operating deficits. The new investors, including Prospect, hoped to help turn around Brotman's operations and restore profitability.

        During September 2005, the first month of operation under new ownership, Brotman experienced a net loss of approximately $1,000,000, of which Prospect's portion totaled approximately $400,000. Brotman has continued to incur significant losses since September 30, 2005. Based on Brotman's significant operating deficits, uncertain ability to increase revenues and reduce costs, and limited capital, management of Prospect believed that the remaining investment in Brotman Medical Center at September 30, 2005 was impaired and wrote off its entire investment as of September 30, 2005.

        Prospect is not obligated and has not invested additional monies in Brotman. The Company has not recognized any equity in earnings during 2006 and 2007 as Brotman continued to incur losses. In November 2007, Brotman Medical Center, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

4. Goodwill and intangible assets

        In accordance with SFAS No. 142, the Company performed its annual goodwill impairment analysis for each reporting unit that constitutes a business for which 1) discrete financial information is produced and reviewed by management, and 2) services that are distinct from the other reporting units. For the IPA Management reporting segment, the Company has determined that ProMed and other affiliated physician organizations as a group (collectively referred to as Prospect) each constitutes a reporting unit. While each affiliated physician organization within the Prospect reporting unit earns revenues, incurs expenses and produces discrete financial information (including balance sheets and statements of operations), these entities are similarly organized and operated to provide managed health care services. They share similar characteristics in the enrollees they serve, the nature of services provided and the method by which medical care is rendered. They are centrally managed, sharing assets and resources, including executive management, payer and provider contracting, claims and utilization management, information technology, legal, financial accounting, risk management and human resource support. The entities in the Prospect reporting unit are also subject to similar regulatory environments and long-term economic prospects. They form an integrated medical network within a common service area that supports and benefits from each other in delivering care to the Company's patient base. Since goodwill is recoverable from these affiliated physician organizations working in concert, they have been aggregated into a single reporting unit for the purpose of goodwill impairment testing in accordance with SFAS No. 142. While ProMed is also a physician organization, it is a separate reporting unit in that ProMed has autonomous operations, a separate management team and serves a new market area with different payors from the Prospect reporting unit. The Company has also determined that all affiliated physician organizations, including ProMed, represent a single reportable segment for financial reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" based on the way the chief operating decision maker uses financial data internally to make operating decisions, allocate resources and assess performance. For the Hospital Services

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and intangible assets (Continued)

segment, the reporting unit for the annual goodwill impairment analysis is determined to be at the segment level.

        During the fourth quarter of fiscal 2007, the Company identified triggering events which caused us to reassess goodwill and identifiable intangibles for impairment in the Prospect reporting unit within the IPA Management segment. During the fourth quarter of fiscal 2007, the Prospect reporting unit experienced a significant decline in enrollment representing approximately 50% of the total enrollment decline for the entire fiscal year 2007. This membership decline was attributed to increased competitive pressures that materialized into an accelerated decline in enrollment versus prior periods. In addition, the Company experienced a significant increase in medical expenses (primarily claims) and outside professional fees. As a result of the impairment analyses, the goodwill and identifiable intangibles in the Prospect reporting unit were determined to be impaired, as the aggregate fair value of the reporting unit was less than its carrying value including goodwill and identifiable intangibles. The impairment was also indicated by the reporting unit's negative operating cash flow expectations for fiscal 2008 and 2009 and uncertainty as to when the reporting unit may return to profitability. As a result, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $38.0 million and a non-cash, pre-tax intangibles impairment charge of $0.8 million in the fourth quarter of fiscal 2007, related to the IPA Management segment. The Company is currently evaluating selling non-performing IPAs and, recovery, if any, will be recorded when realized.

        Intangibles at September 30, 2006 and 2007 are as follows:

	2006	2007	Amortization Period
Customer relationships	$2,613,202	$25,200,000	14 years
Covenants not-to-compete	249,200	3,180,000	4 - 6 years
Trade names	194,800	23,590,000	15 - 20 years
Provider networks	—	1,200,000	3 years

Gross carrying value	3,057,202	53,170,000
Accumulated amortization	(1,420,202)	(1,180,983)

Other intangibles, net	1,637,000	51,989,017

        Amortization expense for the years ended September 30, 2005, 2006 and 2007 was $453,079, $957,400 and $2,011,875 (exclusive of the asset impairment charge), respectively.

        Estimated amortization expense for each succeeding year is as follows:

2008	$4,251,167
2009	4,251,167
2010	4,117,833
2011	3,721,492
2012	3,148,667
2013 and thereafter	32,498,691

$51,989,017

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Private Placement

        The Company entered into a Private Placement Agency Agreement effective November 1, 2003. Per the terms of the agreement, the Company offered for sale through Spencer Trask Ventures, Inc., and its selected dealers, as exclusive agent for the Company, shares of the Company's Series A Convertible Preferred Stock, $0.01 par value at $5.50 per share. Effective July 27, 2005, these shares were converted into common stock on a 1 to 1 basis.

        In conjunction with the Private Placement, the Company issued warrants to purchase 659,409 shares of the Company's common stock at $1.00 per share to Spencer Trask Investment Partners, LLC as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. On November 3, 2003, 100,000 warrants were exercised. The original warrant certificate was cancelled and reissued for 559,409 warrants at the same terms and conditions.

        In addition to commissions and expenses, and the $1.00 warrants discussed above, Prospect also agreed to issue warrants to purchase 453,047 shares of the Company's Series A Convertible Preferred Stock to private placement investors at an exercise price of $5.50 per share. These warrants are exercisable at any time and expire 10 years from the date of issuance. Because, effective July 27, 2005, the Company's Series A Convertible Stock was, by its terms, automatically converted to shares of common stock, these 453,047 warrants to buy Series A Convertible Preferred Stock now effectively represent the right to buy a like number of shares of common stock.

        This offering was finalized on March 31, 2004, whereby a total of 2,265,237 shares of preferred stock were sold for gross proceeds of $12,458,802, related expenses of $2,439,061, and net cash proceeds of $10,019,741. The proceeds were used to complete the acquisitions of various physician organizations and to repay $1,750,000 borrowed through the bank line of credit to finance a prior acquisition.

6. Notes Receivable

        In connection with the April 1, 2004 sale of three medical clinics, the Company received promissory notes in the aggregate amount of $1,068,247. There are three separate notes, each bearing interest at 5% per annum, with varying principal and interest payment requirements. The notes receivable are secured by all of the clinic assets and are personally guaranteed by each of the purchasers.

        Current and non-current portions of the notes receivable as of September 30, 2007 were as follows:

Total principal outstanding	$549,332
Less current maturities	(59,072)

Non-current portion	$490,260

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Notes Receivable (Continued)

        Future minimum payments required under the notes receivable as of September 30, 2007 are as follows:

2008	$91,007
2009	235,770
2010	21,930
2011	21,930
2012 and thereafter	305,836

Gross payments	676,473
Amount representing interest	(127,141)

Net principal outstanding	$549,332

7. Related Party Transactions

        The Company had an employment agreement with its former Executive Chairman, Jacob Y. Terner that expires August 1, 2008 and provides for base compensation (currently $400,000 per year) and further provides that if the Company terminates Dr. Terner's employment without cause, the Company will be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to $1,237,500. Dr. Terner resigned as the Chief Executive Officer effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In consideration for Dr. Terner's resignation as chairman of the board and other promises in his resignation agreement, and in satisfaction of our contractual obligations under Dr. Terner's employment agreement, we agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000. At present, Dr. Terner remains as the nominee physician shareholder for the affiliated physician organizations.

        Prospect Medical Group, Inc. (PMG), which is wholly-owned by Dr. Terner as the nominee physician shareholder, and whose accounts are consolidated in these financial statements under EITF 97-2, maintains an intercompany account receivable from Prospect Medical Holdings, Inc. The intercompany receivable was created in connection with previous acquisitions. In the event that PMG is required by the HMO's or regulatory agencies to maintain a positive tangible net equity and positive working capital, Dr. Terner had previously agreed to personally guarantee the intercompany account receivable due from Prospect Medical Holdings, Inc. up to a level sufficient to enable PMG to attain positive tangible net equity and working capital. On June 1, 2003, in consideration for Dr. Terner's personal guarantee and pledge, the Compensation Committee of the Board of Directors granted to Dr. Terner a six-year, non-qualified stock option to purchase 800,000 shares of common stock at $3.00 per share. During its term, Dr. Terner's personal guarantee was supported through the pledge of certain of his personal assets. Dr. Terner agreed to maintain his personal guarantee and collateral in effect until PMG had positive tangible net equity. This personal guarantee arrangement was terminated by the Board of directors effective January 19, 2005.

        Through the ProMed acquisition, the Company acquired the lease of an office facility which is owned by a shareholder of the Company, who formerly was an executive officer and shareholder of ProMed.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

        The components of the provision for income taxes for the years ended September 30, 2005, 2006 and 2007 are as follows:

	2005	2006	2007
Current:
Federal	$2,746,453	$1,410,516	$1,598,944
State	738,031	436,670	153,570

	3,484,484	1,847,186	1,445,374

Deferred:
Federal	(89,167)	1,075,233	(5,915,457)
State	19,861	271,103	(2,288,528)

	(69,306)	1,346,336	(8,203,985)

Total:
Federal	2,657,286	2,485,749	(7,514,401)
State	757,892	707,773	(2,134,958)

	$3,415,178	$3,193,522	$(9,649,359)

        Temporary differences and carry forward items that result in deferred income tax balances as of September 30 are as follows:

	2006	2007
Deferred tax assets:
State tax benefit	$126,793	$44,976
Fixed assets	53,463	—
Allowances for bad debts	218,259	2,038,538
Vacation accrual and other	217,882	606,967
Accrued physician bonuses	94,781	355,934
Deferred rent	35,644	33,143
Charitable contributions	404	—
Net operating loss	—	696,741
Unrealized loss on interest rate swap	—	168,997
Capital loss on investment in Brotman	400,000	782,852

Deferred income tax asset	1,147,226	4,728,148
Valuation allowance	(400,000)	(782,852)

Net deferred income tax assets	747,226	3,945,296
Deferred tax liabilities:
Intangible assets	(1,235,121)	(14,395,640)
Fixed assets	—	(14,824,088)

Deferred income tax liabilities	(1,235,121)	(29,219,728)

Net deferred income tax asset (liability)	$(487,895)	$(25,274,432)

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        As a result of the ProMed and Alta acquisitions in 2007, the Company recorded $36,647,971 in deferred tax liabilities principally related to differences in tax and book basis for intangibles such as customer relationships, trade names, non-compete agreements, and provider networks and for property, improvements and equipment, for which deductions are limited to their carryover basis. These deferred tax liabilities were recorded as an increase to goodwill on the respective acquisition date.

        Other deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.

        Given uncertainty regarding the likelihood of the Company generating sufficient future capital gains to utilize the unrealized capital loss associated with the Brotman investment, the related deferred tax asset was fully reserved. The valuation allowance was increased by $382,852 in 2007 for capital loss carryovers acquired in the Alta Acquisition. If realized, the $382,852 tax benefit will be recorded as a reduction in goodwill.

        At September 30, 2007, the Company had federal and state net operating loss carryovers of $2,378,925 and $6,543,668 which, if unutilized, will expire in 2027 and 2017, respectively.

        At September 30, 2007, the Company has approximately $120,823 of unrealized excess tax benefits related to employee stock options. This amount is not included in the table of deferred tax assets above and the benefit will be recorded as an increase to additional paid in capital if and when realized.

        The differences between the provision for income tax expense at the federal statutory rate of 34% and that reflected in the consolidated statements of operations are summarized as follows for the years ended September 30:

	2005	2006	2007
Tax provision at statutory rate	34%	34%	(34)%
State taxes, net of federal benefit	6	6	(3)
Write off of non-deductible intangibles	—	—	14
Change in valuation allowance	6	—	—
Other	—	(1)	1

	46%	39%	(22)%

        Taxes paid totaled approximately $3,586,000, $4,297,000 and $1,011,148 for the years ended September 30, 2005, 2006 and 2007, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt

        Long-term debt consists of the following at September 30:

	2006	2007
Term loans	$9,500,000	$143,750,000
Revolving credit facility	2,500,000	3,000,000

	12,000,000	146,750,000
Less current maturities	(5,300,000)	(8,000,000)

Long-term portion	$6,700,000	$138,750,000

        On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation (RFC, a subsidiary of General Motors Acceptance Corporation) that consisted of a $10,000,000 term loan and a $5,000,000 revolving credit facility. Amounts outstanding under the term loan bore interest at a rate of prime plus 2% per annum (10.25% at September 30, 2006) and amounts outstanding under the revolving credit facility bore interest at a rate of prime plus 0.5% per annum (8.75% at September 30, 2006).

        In November 2005, in connection with the acquisition of Genesis, RFC provided the Company with an additional $4 million term loan on terms similar to the existing term loan.

        All amounts owing to RFC ($7,842,000, plus $209,000 of prepayment penalties) were repaid on June 1, 2007, from proceeds of a new three-year senior secured credit facility entered into with Bank of America, in connection with the purchase of the ProMed Entities. The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which had not been drawn). The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points (9.05% at September 30, 2007), with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points (13.55% at September 30, 2007), with all principal due at maturity and a revolving credit facility of $10,000,000 which bears interest at prime plus a margin that ranges from 275 to 300 basis points based on the consolidated leverage ratio (10.50% at September 30, 2007). The Company may borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which all outstanding amounts must be repaid. $3 million was drawn on the revolving line of credit, which remained outstanding at September 30, 2007.

        The Company recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility, which will be amortized over the term of the related debt using the effective interest method.

        As required by the $53 million credit facility, on May 16, 2007, the Company entered into a $48 million interest rate swap, which effectively converts the variable interest rate (the LIBOR component) under the credit facility to a fixed rate of 5.3%, plus the applicable margin per year throughout the term of the loan. This interest rate swap remains in effect even though the related term loan was repaid in August 2007.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, the Company entered into a separate interest rate swap agreement for the incremental debt, initially totaling $97,750,000 which effectively converts the variable interest rate (the LIBOR component) under the incremental portion of the $155 million credit facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps are scheduled to decline as the principal balances owing under the term loans decline. Under these swaps, the Company is required to make quarterly fixed-rate payments to the counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the counterparties are obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. These interest rate swaps effectively fix the weighted average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, the Company is ultimately obligated for all amounts due and payable under its existing credit facility.

        The interest rate swap agreements are designated as cash flow hedges of expected interest payments of long term debt with the effective date of the $48,000,000 swap to be in the second quarter of 2008 and the effective date of the $97,750,000 swap to be September 6, 2007. Prior to the hedge effective date, all mark-to-market adjustments in the value of the swaps are charged to other expense. Total gains or losses on all cash flow swaps charged to earnings through September 30, 2007 were approximately $868,480. The effective portions of the fair value gains or losses on these cash flow hedges are initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amount of the loss recorded in other comprehensive income at September 30, 2007 that is expected to be reclassified to interest expense in the future is approximately $255,000, after tax. There were no components of cash flow hedges that were excluded from the assessment of effectiveness.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month results, including the pre-acquisiton results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by PMG, PMH and most of its existing wholly-owned subsidiaries. Substantially, all of the Company's assets are pledged to secure the credit facility. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and other periodic reports.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased to 500 to 750 basis points effective April 10, 2008. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting periods through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligations under the wavier and the amended credit facility agreement constitutes additional events of default. The Company has met all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios through September 30, 2008. As such, scheduled payments due after twelve months have been classified as non-current at September 30, 2007. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond September 30, 2008. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining the waivers and amendments, the Company was required to pay $675,000 in fees to Bank of America, $2,274,000 in forbearance fees to the lenders, $400,000 in legal and consulting fees to the lenders' advisors, and add 1% to the principal balance of the first and second lien debt of $1,415,000. In addition, the Company will incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio.

        Interest paid totaled $957,720, $1,121,886 and $4,175,888 in fiscal 2005, 2006, and 2007, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        Scheduled payments under current and long-term debt, inclusive of the $3,000,000 owing on the revolving credit facility (due in 2008), as of September 30, 2007, are as follows:

2008	$8,000,000
2009	5,000,000
2010	5,000,000
2011	5,000,000
2012 and thereafter	123,750,000

Total minimum payments	$146,750,000

        The scheduled maturities above do not include mandatory principal payments based on 50% of excess cash flows from operation (as defined) and the net proceeds from the planned sale of SMM, SPCMG, AVM and PEG (see Note 17) since such amounts cannot be determined in advance.

10. Stock Transactions and Option Plans

Stock Options

  Option Activities

        The Company has stock option agreements with certain directors, officers and employees. A summary of the option activities for the year ended September 30 is as follows:

	2005		2006		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,681,500	$3.43	3,375,863	$3.89	2,812,247	$4.15
Granted	705,313	5.65	35,500	5.67	249,805	5.49
Exercised	—	—	(546,615)	2.51	(761,315)	3.24
Forfeited	(10,950)	5.93	(52,501)	5.54	(50,831)	5.52
Expired	—	—	—	—	—	—

Outstanding, end of year	3,375,863	$3.89	2,812,247	$4.15	2,249,906	$4.57

Exercisable, end of year	3,375,863	$3.89	2,788,914	$4.14	2,163,803	$4.55

Price range	$1.25 - $7.15		$3.00 - $7.15		$3.00 - $7.15

        The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2007 was $1,997,761 and $1,990,012, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted market price.

        There was no stock-based compensation expense recognized during fiscal 2005 under the intrinsic method. Stock-based compensation expense recognized in fiscal 2006 and 2007 under the fair value method was $32,078 and $509,235, respectively. During the years ended September 30, 2006 and 2007,

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Transactions and Option Plans (Continued)

options were exercised for cash proceeds of approximately $1,339,838 and $1,416,638, respectively. The aggregate intrinsic value of the gross option shares exercised in 2006 and 2007 was $1,597,975 and $1,655,043, respectively. The Company realized net tax benefits of $605,868 from options exercised in 2006, where the price paid was below the fair value of the common shares on the exercise date. These benefits reduced income tax payable and increased additional paid-in capital in 2006 and were reported as a financing activity in the statements of cash flows. No tax benefits were recorded for options exercised in 2007 since these benefits are not currently deductible due to the Company's operating losses.

        At September 30, 2007, there are 86,103 in unvested options. Compensation of $192,544 for the unvested options will be recognized ratably over the two year vesting period. The weighted average remaining contractual life of stock options outstanding at September 30, 2007 was 27 months. At September 30, 2007, 2,040,000 common shares have been authorized for options and restricted share awards, of which 55,496 shares are available.

  Fair Value Assumptions

        The weighted average grant date fair value (determined using Black Scholes option pricing model) of options granted were $2.60 and $2.81 per option in 2006 and 2007, respectively. Fair value for options granted during the year ended September 30, 2006 and 2007 was estimated with the following weighted average assumptions:

	2006	2007
Market price of the Company's common stock on the date of grant	$5.65 - 6.75	$5.20 - 5.81

Weighted average expected life of the options	4 years	5 years

Risk-free interest rate	4.35% - 4.67%	4.67% - 4.75%

Weighted average expected volatility	53.03%	53.21%

Dividend yield	0.00%	0.00%

        Expected Term—The expected term of options granted represents the period of time that they are expected to be outstanding. During its initial period of implementation of SFAS 123(R), the Company has adopted the "simplified method" of determining the expected term for "plain vanilla" options, as allowed under Staff Accounting Bulletin (SAB) No. 107. The "simplified method" states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. "Plain vanilla" options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. The simplified method is not permitted for options granted, modified or settled after December 31, 2007. We will continue to gather additional information about the exercise behavior of participants and will adjust the expected term of our option awards to reflect the actual exercise experience after the required transition date.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Transactions and Option Plans (Continued)

        Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company's shares did not become publicly traded until May 2005, management believes there is currently not enough historical volatility data available to predict the stock's future volatility. The Company has identified three comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, management considered several factors including industry, stage of development, size and market capitalization.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

        Dividends—The Company has never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

        Forfeitures—Share based compensation is recognized only for those awards that are ultimately expected to vest. Prior to October 1, 2005, management accounted for forfeitures as they occurred. Compensation expense related to unvested forfeited options was reversed in the period the employee was terminated. SFAS No. 123(R) requires us to record compensation expense, net of estimated forfeitures, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data since May 2005 to estimate pre-vesting option forfeitures for all our employees on a combined basis.

Warrants

        In 1997, a warrant to purchase 132,375 shares of the Company's common stock, at $5.00 per share, was issued to the Company's lender in connection with obtaining a revolving credit facility. The warrant expired in July 2004. In 1998, another warrant to purchase 60,350 shares of the Company's common stock at $5.00 per share was issued to the Company's lender upon the amendment of the Company's credit facility. This warrant was exercised in February 2005. An additional warrant to purchase 40,000 shares of the Company's common stock at $3.00 per share was issued to the lender on July 3, 1999 in connection with a further amendment to the credit facility. This warrant expired in July 2006. All warrants issued to the bank were immediately exercisable.

        In 2000, the Company also issued warrants to purchase 480,461 shares of the Company's common stock at $5.00 per share to certain shareholders. The shareholders paid cash or converted outstanding loans in order to receive the warrants. The warrants were exercisable on January 31, 2002 and expired on January 31, 2007. No value was assigned to the issuance of these warrants as the exercise price exceeded the fair value of the underlying stock, estimated at $1.25 to $2.00 per share during this period, and there was either no or only nominal trading activity in the stock. Consequently, the Company determined that the fair value of the warrants was de minimis. All of these warrants were exercised in January 2007, resulting in net proceeds totaling $783,968.

        In conjunction with the March 2004 Private Placement (Note 5), the Company issued warrants to purchase 659,409 shares of the Company's common stock at $1.00 per share to Spencer Trask Investment Partners, LLC., as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. On November 3, 2004, 100,000 warrants were exercised. The original warrant certificate was cancelled and reissued for 559,409 warrants at the same terms and conditions.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Transactions and Option Plans (Continued)

        In addition to the $1.00 warrants discussed above, Prospect also issued warrants to the investors of the Private Placement offering to purchase, at an exercise price of $5.50, 453,047 preferred shares. These warrants are exercisable at any time and expire 10 years from the date of issuance. Because the Series A Convertible Stock were automatically converted into shares of common stock on July 27, 2005, these warrants now effectively represent the right to buy a like number of shares of common stock.

        On June 15, 2004, the Company issued warrants to purchase a total of 22,727 shares of common stock at a price of $5.50 per share to New Capital Advisors. These warrants were issued for services provided in connection with the March 2004 Private Placement, are exercisable at any time, and expire on June 15, 2011.

11. Commitments and Contingencies

Leases

        The Company leases an office facility owned by a shareholder of the Company (see Note 7) and various office facilities and equipment from third parties under non-cancelable operating and capital lease arrangements expiring at various dates through 2014. Operating leases contain rent escalation clauses and renewal options. Capital leases bear interest at rates ranging from 7% - 18%.

        Future annual minimum lease payments required under operating and capital lease obligations as of September 30, 2007 are as follows:

	Non Related Entities
			Related Entities Operating Leases
Years ending September 30,	Capital Leases	Operating Leases		Total Operating Leases
2008	$471,774	$2,125,981	$471,662	$2,597,643
2009	383,454	2,099,335	487,612	2,586,947
2010	325,056	1,792,540	512,676	2,305,216
2011	59,898	835,913	537,740	1,373,653
2012	—	381,721	565,083	946,804
Thereafter	—	26,126	1,209,915	1,236,042

Total minimum lease payments	$1,240,182	$7,261,616	$3,784,688	$11,046,305

Less amounts representing interest	(240,158)

Less current portion	(355,966)

	$644,058

        Consolidated rent expense for 2005, 2006, and 2007 was $1,664,374, $1,706,843 and $2,214,327, respectively.

Seismic Retrofit

        Alta is required to comply with the Hospital Seismic Safety Act (SB1953), which regulates the seismic performance of all aspects of hospital facilities in California. SB1953 imposes near-term and long-term compliance deadlines for seismic safety assessment, submission of corrective plans, and the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

retrofitting or replacement of medical facilities to comply with current seismic standards. These requirements can result in significant operational changes and capital outlays. Management is continuing to assess its options and the methods of financing the retrofit. Based on management's evaluation, the renovation needs to comply with the California seismic safety standards for its acute- care facilities, including asbestos abatement, are not expected to be significant.

Regulatory Matters

        Laws and regulations governing the Medicare program and health care generally are complex and subject to interpretation. Prospect and its affiliates believe that they are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

        The Company's affiliated physician organizations must comply with a minimum working capital requirement, Tangible Net Equity (TNE) requirement, cash-to-claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets, less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2007, while the Company has not filed the fiscal 2007 audited financial statements of PMG, management believes that the affiliated physician organizations were in compliance with those regulatory requirements.

NASD Inquiry

        On February 3, 2004, the Company received a notice of inquiry from the National Association of Securities Dealers, Inc. (NASD), concerning trading in its common stock that took place around the time that it announced the first closing of a private placement of its Series A Preferred Stock. The Company responded to an NASD request for documents on February 12, 2004, and has received no further contacts from the NASD since that date. However, it is possible that the NASD could continue its inquiry or open a formal investigation and that the NASD or other government agencies could initiate enforcement proceedings if the NASD concluded that improprieties occurred in connection with the trading.

Trading Suspension

        Following non-timely filing of the Company's Form 10-K for the fiscal year ended September 30, 2007, the American Stock Exchange suspended trading of the Company's common stock, effective January 16, 2008. The Exchange will not resume trading in our common stock until the Company has filed its Form 10-K and the late Form 10-Q reports for the quarters ended December 31, 2007 and March 31, 2008, and the Company has met other requirements of the Exchange.

Litigation

        St. Jude Medical Center    In 1998, Prospect initiated arbitration proceedings against St. Jude Medical Center ("St. Jude") and PacifiCare of California ("PacifiCare") for failure by St. Jude to provide an accurate accounting of hospital incentive pools for the years 1997, 1998 and 1999. In

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

November 2001, the Arbitrator awarded Prospect $1,200,000, plus interest, plus legal fees of approximately $1,000,000. Approximately $1,200,000 was included in fiscal 2001 net patient service revenue, related to this matter. In November 2001, Prospect received a partial payment of $925,000 related to the above amounts. On January 31, 2003, St. Jude paid Prospect approximately $1,492,000, reflecting the remaining amount due under the arbitration award, including interest and attorneys' fees. The payment was made subject to Prospect's agreement to repay this amount in the event the arbitration award was ultimately vacated as a result of further judicial proceedings.

        Various appeals and other court actions ensued, related to portions of the arbitration award, interest thereon, and legal fees. Pending the final outcome of this matter, management reserved approximately $700,000 primarily related to those amounts already received from St. Jude, but which remained subject to appeal.

        During Prospect's fourth quarter of fiscal 2005, the parties concluded a settlement agreement as to all disputed matters with nominal consideration to either party. Upon entering into this settlement agreement, Prospect reversed the remaining legal reserve, effective in the fourth quarter of fiscal 2005.

        Other Matters    The Company and its affiliated physician organizations and hospitals are parties to other legal actions arising in the ordinary course of business. The Company believes that a liability, if any, under these claims will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

12. Defined Contribution Plan

        Each of the entities, Prospect, ProMed and Alta sponsor a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Under these plans, employees can contribute up to 15% of their annual compensation. Employer contributions vest immediately. Beginning January 1, 2006, the Company changed matching under the Prospect plan from 25% of the first 4% contributed, to 100% of the first 3% and 50% of the next 2% contributed. Under the ProMed plan, the Company provides a match of 50% up to 6% contributed which vests equally over five years. There is currently no company match under the Alta plan. The Company is currently evaluating alternatives for combining one or more of these plans. The total expense under the plans was $102,498 in 2005, $251,679 in 2006 and $312,472 in 2007.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Incurred But Not Reported Claims Reserves

        The following table presents the roll-forward of incurred but not reported, or IBNR, claims reserves as of the periods indicated:

	Year ended September 30
	2005	2006	2007
IBNR as of beginning of year	$13,323,622	$11,532,328	$11,400,000
IBNR acquired in business combinations	—	866,395	6,537,525

Health care claim expenses incurred during the year:
Related to current year	46,030,847	50,587,185	70,193,936
Related to prior year	(855,164)	(854,595)	(301,257)

Total incurred	45,175,683	49,732,590	69,892,679

Health care claims paid during the year:
Related to current year	(35,266,828)	(39,488,526)	(54,240,165)
Related to prior year	(11,700,149)	(11,242,787)	(10,951,079)

Total paid	(46,966,977)	(50,731,313)	(65,191,244)

IBNR as of end of year	$11,532,328	$11,400,000	$22,638,960

        Following is a reconciliation of managed care cost of revenues per the statements of operations to healthcare claims expense reflected in the preceding table:

	Year ended September 30
	2005	2006	2007
Capitation expense	$45,967,875	$44,553,992	$56,658,495
Fee-for-service claims expense	45,175,683	49,732,590	69,892,679
Other physician compensation	4,524,284	2,151,526	2,993,259
Other cost of revenues	703,355	746,093	1,500,381

Total cost of revenues	$96,371,197	$97,184,201	$131,044,814

14. Joint Venture

        As discussed at Note 1, the Company and an unrelated third party, AMVI/IMC Health Network, Inc. (AMVI) formed a joint venture to initially service Medi-Cal (Medi-Cal is the California Medicaid program), members under the CalOPTIMA program in Orange County, California. Healthy Families and OneCare members were subsequently added to the joint venture arrangement. The Company does not consolidate the joint venture. The Company includes in its financial statements only the net results attributable to those enrollees specifically identified as assigned to it, together with the management fee that it charges the joint venture partner for managing those enrollees specifically assigned to AMVI. Costs incurred by the Company in managing the joint venture are included in general and administrative expenses in the accompanying consolidated financial statements. As of September 30, 2007 and 2006, the amounts due to the joint venture of approximately $1,913,000 and $3,148,000, respectively, which represent advance capital distributions from the joint venture, were

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Joint Venture (Continued)

included in accounts payable and other accrued liabilities in the accompanying consolidated financial statements.

        Under the OneCare contract, the Company was required, through December 31,2006, to pay medical costs at least equal to 85% of the capitation revenue.

        Effective January 1, 2007, the MediCal and Healthy Family enrollees under the CalOPTIMA contract were reassigned from the AVMI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, which were previously included in income from unconsolidated joint venture, are reported as capitation revenue and medical costs, respectively, beginning in the second fiscal quarter of 2007.

        Summarized unaudited financial information for the unconsolidated joint venture at September 30, 2005, 2006 and 2007 and for each of the years then ended is as follows:

	2005	2006	2007
Cash	$823,306	$800,197	$997,685
Receivables	914,113	4,294,542	3,350,465

Total assets	$1,737,419	$5,094,739	$4,348,150

Accrued medical claims	$575,671	$2,420,031	$2,648,103
Other payables	900,000	2,315,314	560,272
Other partner's capital	260,748	358,394	1,138,775
Prospect's capital	1,000	1,000	1,000

Total liabilities and partners' capital	$1,737,419	$5,094,739	$4,348,150

Revenues	$8,836,729	$16,558,218	$9,943,925

Income (loss) before income taxes	$(101,403)	$846,489	$3,042,324

Prospect's equity income	$87,516	$1,400,492	$2,702,365

Management fees earned by Prospect	$806,788	$851,838	$592,193

15. Segment Information

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

        With the acquisition of Alta in August 2007, the Company's operations are now organized into two reporting segments: (i) IPA Management—which is comprised of the Prospect and ProMed operating units, provides management services to affiliated physician organizations that operate as independent physician associations (IPAs) or medical clinics; and (ii) Hospital Services—which owns and operates four community-based hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital and Van Nuys Community Hospital.

        The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies (see Note 2 and 4). The Company evaluates financial performance

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

and allocates resources primarily based on earnings from continuing operations before interest expense, interest income, income taxes, depreciation and amortization, as well as income or loss from operations before income taxes, excluding infrequent or unusual items.

        The reporting segments are strategic business units that offer different services within the healthcare continuum. Business in each reporting segment is conducted by one or more direct or indirect wholly-owned subsidiaries of the Company. Each of these subsidiaries has separate governing bodies.

        The following table summarizes certain information for each of the reporting segments (in thousands) regularly provided to and reviewed by the chief operating decision maker as of and for the year ended September 30, 2007:

	IPA Management(1)	Hospital Services(2)	Intersegment Eliminations	Consolidated
Revenues from external customers	$165,070,079	$15,583,040	$—	$180,653,119
Intersegment revenues	—	—	—	—

Total revenues	165,070,079	15,583,040	—	180,653,119

Operating expenses
Cost of revenues	131,044,814	10,699,194	—	141,744,008
General and administrative	36,208,106	1,569,086	—	37,777,192
Depreciation and amortization	2,622,494	483,837	—	3,106,331
Impairment of goodwill and intangibles	38,776,421	—	—	38,776,421

Total operating expenses	208,651,835	12,752,117	—	221,403,952

Operating income from unconsolidated joint venture	2,663,544	—	—	2,663,544

Operating income (loss)	(40,918,212)	2,830,923	—	(38,087,289)

Other income (expenses)
Investment income	1,096,556	—	—	1,096,556
Interest expense	(6,110,585)	(14,753)	—	(6,125,338)

Income (loss) before income taxes	(45,932,241)	2,816,170	—	(43,116,071)
Provision (benefit) for income taxes(3)	(9,649,359)	—	—	(9,649,359)

Net income (loss)	$(36,282,882)	$2,816,170	$—	$(33,466,712)

Identifiable segment assets(1)	$252,929,129	$72,961,304	$(30,250,944)	$295,639,489

Segment capital expenditures	$878,665	$51,723	$—	$930,388

Segment goodwill	$22,623,230	$106,498,704	$—	$129,121,934

(1)
The IPA Management includes operating results of Prospect Medical Holdings, Inc., the parent entity. All acquisition-related debt, goodwill and intangibles, including those related to the Hospital Services segment, are recorded at the Parent level. The Company does not allocate interest expense, amortization expense for intangibles, management fee, costs for shared services or income

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

  tax expense to the Hospital Services segment. Operating results includes ProMed since its June 1, 2007 date of acquisition.

(2)
Represents Alta operating results since its August 8, 2007 date of acquisition.

(3)
Prospect Medical Holdings, Inc. and Prospect Medical Group (which serves as a holding company for other affiliated physician organizations and is itself an affiliated physician organization) each files a consolidated tax return. The consolidated tax provision (benefit) is recorded as part of the IPA management reporting segment.

16. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended September 30, 2006 and 2007 in thousands, except per share data:

	For the quarter ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Total revenues	$33,465	$34,572	$34,818	$32,941
Income before income taxes	1,849	2,059	2,057	2,135
Net income before minority interest	1,104	1,234	1,313	1,256
Net income	$1,103	$1,229	$1,304	$1,254
Net earnings per common share:
Basic	$0.16	$0.18	$0.19	$0.18

Diluted	$0.14	$0.15	$0.16	$0.15

	For the quarter ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Total revenues	$34,827	$33,327	$40,752	$71,747
Income (loss) before income taxes	562	(1,829)	921	(42,770)
Net income (loss) before minority interest	336	(1,092)	539	(33,250)
Net income (loss)	$334	$(1,091)	$534	$(33,254)
Net earnings (loss) per common share:
Basic	$0.05	$(0.14)	$0.06	$(3.14)

Diluted	$0.04	$(0.14)	$0.06	$(3.14)

        Total revenues of $71.7 million for the fourth quarter of 2007 were $38.8 million higher than total fourth quarter 2006 revenues of $32.9 million. This increase was attributable to incremental acquisition revenue of $38.5 million ($22.9 million from ProMed and $15.6 million from Alta) and a net $0.3 million increase in Prospect revenues, excluding acquisitions. The $0.3 million increase in core business revenue resulted from two divergent factors: 1) a $4.9 million capitation revenue increase, as well as an improvement in Medicare risk-adjustment revenue offset in part primarily by a $4.4 million decrease in risk pool revenue, and $0.2 million decrease in management service fee revenue.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Results of Operations (Unaudited) (Continued)

        A net loss of $33.3 million in fourth quarter 2007 compared unfavorably to 2006 fourth quarter net income of $1.3 million, the result of a $2.4 million and $2.8 million net profit for ProMed and Alta, respectively, offset by a $38.4 million net loss for Prospect core business, excluding acquired entities. The net loss for Prospect was attributed to 1) a $38.8 million impairment charge in goodwill and identified intangibles, 2) a decline in membership, and 3) an increase in medical claims expense.

17. Subsequent Event

        On April 23, 2008, the Company entered into a Stock Purchase Agreement, pursuant to which the Company agreed to sell, subject to buyer's due diligence, all of the issued and outstanding stock of SMM, SPCMG, AVM and PEG for $10 million. As discussed in Note 9, pursuant to the amended senior credit facility agreement, all net proceeds from the sale are to be used to prepay the outstanding balance of the first lien debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the consolidated financial statements of Prospect Medical Holdings, Inc. as of September 30, 2006 and 2007, and for each of the three years in the period ended September 30, 2007, and have issued our report thereon dated May 28, 2008 (included elsewhere in this Form 10-K). Our audits also included the accompanying financial statement schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Los Angeles, California May 28, 2008

PROSPECT MEDICAL HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at the beginning of the year	Acquired in acquisitions	Charges to operations	Deductions	Balance at the end of the year
2005
Allowance for Doubtful Accounts	$662,000	$—	$141,000	$1,000	$802,000
2006
Allowance for Doubtful Accounts	$802,000	$—	$106,000	$399,000	$509,000
2007
Allowance for Doubtful Accounts	$509,000	$6,314,000	$1,019,000	$2,763,000	$5,079,000

EXHIBIT INDEX

2.1	Form of Agreement and Plan of Reorganization Among Prospect Medical Holdings, Inc., Prospect Health Administrators, Inc., ProMed Health Services Company, ProMed Health Care Administrators, the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4—ProMed Company Consent Requirements, Schedule 2.6(a)—List of Holders of Record and Number of Shares Held in ProMed Company, Schedule 2.6(b)—ProMed Company Options Outstanding, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.11—Real Estate Leased, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14 - Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b) —Existing/Threatened Claims cont'd, Schedule 2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule 2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 2.26—Permits, Schedule 2.30—Bank Accounts, Schedule 3.3—Holdings Consent Requirements, Schedule 7.2(b) —Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A—Form of Agreement of Merger, Exhibit B—Principal ProMed Shareholders, Exhibit C—Form of Joinder Agreement, Exhibit D—Piggy-Back Registration Rights, Exhibit E—Form of Prasad Non-Compete Agreement, Exhibit F—Form of Thapar Non-Compete Agreement, Exhibit G—Form of Bahremand Non-Compete Agreement, Exhibit H—Prasad Employment Agreement, Exhibit I—Thapar Employment Agreement, Exhibit J—Bahremand Employment Agreement, Exhibit K—Investment Representation Certificate, Exhibit L—ProMed Company/ProMed Subsidiary Legal Opinion Matters, Exhibit M—Holdings Legal Opinion Matters
2.2
Form of Agreement and Plan of Reorganization Among Prospect Medical Group, Inc., Prospect Pomona Medical Group, Inc., Prospect Medical Holdings, Inc., Pomona Valley Medical Group, Inc., the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

Schedule 2.4—ProMed Pomona Consent Requirements, Schedule 2.6—List of Holders of Record and Number of Shares Held in ProMed Pomona, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b)—Existing/Threatened Claims Not Covered By Insurance, Schedule—2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule—2.17(c) —Employees contd., Schedule—2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 2.26—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.2—Amendment to Primary Care Provider Agreement of ProMed Pomona and, if applicable, ProMed Upland, Schedule 5.15—Physician Retention Bonus, Schedule 7.2(b)—Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A—Form of Agreement of Merger, Exhibit B—Principal ProMed Shareholders, Exhibit C—Form of Joinder Agreement, Exhibit D—Piggy-Back

Registration Rights, Exhibit E—Form of Prasad Non-Compete Agreement, Exhibit F—Form of Thapar Non-Compete Agreement, Exhibit G—Form of Bahremand Non-Compete Agreement, Exhibit H—Prasad Employment Agreement, Exhibit I—Thapar Employment Agreement, Exhibit J—Bahremand Employment Agreement, Exhibit K—Investment Representation Certificate, Exhibit L—ProMed Pomona Legal Opinion Matters, Exhibit M—Group/Group Subsidiary/Holdings Legal Opinion Matters
2.3
Form of Stock Purchase Agreement Among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Upland Medical Group, a Professional Medical Corporation, and Jeereddi Prasad, M.D., dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

ProMed Upland Consent Requirements, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b) —Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b)—Existing/Threatened Claims contd., Schedule 2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule 2.17(c)—Employees contd., Schedule 2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 22.7—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.13(a)—Physician Retention Bonus, Schedule 5.13(b)—Amendment to Primary Care Provider Agreement of ProMed Upland and if applicable, ProMed Pomona., Exhibit A—Piggy-Back Registration Rights, Exhibit C [sic]—Form of Prasad Non-Compete Agreement, Exhibit C—Form of Thapar Non-Compete Agreement, Exhibit E—Form of Bahremand Non-Compete Agreement, Exhibit F—Prasad Employment Agreement, Exhibit G—Thapar Employment Agreement,
Exhibit H—Bahremand Employment Agreement, Exhibit I—Investment Representation Certificate, Exhibit J—ProMed Upland Legal Opinion Matters, Exhibit K—Group/Holdings Legal Opinion Matters
2.4
Form of Agreement and Plan of Reorganization by and among Prospect Medical Holdings, Inc., Prospect Hospitals System, LLC, Alta HealthCare System, Inc. and the Shareholders of Alta HealthCare System, Inc., dated as of July 25, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request

Schedule 2.3(e), Merger Consideration Allocation, Schedule 3.1, Shareholders and Number of Company Shares, Schedule 4.1, Capitalization of the Company, Schedule 4.2, Capitalization of the Acquired Subsidiaries, Schedule 4.4, Permits, Authorizations of the Acquired Entities and Shareholders, Schedule 4.5(a), Historical Financial Statements, Schedule 4.6, Undisclosed Liabilities, Schedule 4.7(b), Absence of Changes, Schedule 4.7(c), Absence of Certain Additional Changes, Schedule 4.8(a), Material Contracts, Schedule 4.10(a), Real Property, Schedule 4.11, Liens or Encumbrances on Personal Property, Schedule 4.12(a), Employee, Labor Matters, Company Plans, Schedule 4.12(b), Company Plans, Schedule 4.12(c), Contributions to Company Plans, Schedule 4.12(d), Continuation of Coverage, Schedule 4.12(e), Employees with Employment Contracts, Schedule 4.12(f), Unfunded Liabilities, Schedule 4.12(h), List of All Employees, Schedule 4.13(b), Provider Numbers, Schedule 4.13(i), Audited Cost Reports, Schedule 4.13(s), JCAHO Accreditation, Schedule 4.16, Intellectual Property, Schedule 4.17(e), Permits and licenses, Schedule 4.17(j), Compliance with Laws, Schedule 4.18(g), Environmental Reports, Schedule 4.19, Legal Proceedings, Schedule 4.20, Insurance Policies, Schedule 7.5, Employees With Employment

Contracts that Continue Post-Closing, Exhibit A, Shareholders/Shareholders, Exhibit B, Business, Exhibit C, Certificate of Merger, Exhibit D, Certificate of Designation, Exhibit E, Knowledge of Company Individuals, Exhibit F, Knowledge of Holdings Individuals, Exhibit G, Merger Consideration Certificate, Exhibit H, Registration Rights Agreement, Exhibit I, Managers of Surviving Entity, Exhibit J, Officers of Surviving Entity, Exhibit K, Lee Employment Agreement, Exhibit L, Topper Employment Agreement , Exhibit M-1, Form of Voting Agreement (Non-Management), Exhibit M-2, Form of Voting Agreement (Management), Exhibit N-1, Form of Limited Power of Attorney (Norwalk Community Hospital), Exhibit N-2, Form of Limited Power of Attorney (Los Angeles Community Hospital), Exhibit N-3, Form of Limited Power of Attorney (Van Nuys Community Hospital), Exhibit N-4, Form of Limited Power of Attorney (Hollywood Community Hospital), Exhibit O, Extraordinary Collections, Company Disclosure Schedules, Holdings Disclosure Schedules
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(10)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(11)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(11)
4.1	Specimen Common Stock Certificate(1)
10.1	Warrant to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC(1)
10.2	Warrant Agreement for Series A Preferred Stock dated as of January 15, 2004 between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.3	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each Investor of Series A Convertible Preferred Stock(1)
10.4
Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.5	Form of Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.6	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(1)
10.7	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(1)
10.8	Form of Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group(1)

10.9	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group(1)
10.10	Employment Agreement, dated as of August 1, 1999 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.11	Amendment to Employment Agreement, dated as of August 1, 2002 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(1)
10.12	Form of Management Services Agreement dated as of January 1, 2001 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.13	Form of Amendment to Management Services Agreement dated as of November 1, 2002 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.14	Form of Management Services Agreement dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc.(1)
10.15	Form of Management Services Agreement dated as of March 1, 2004 by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc.(1)
10.16
Form of Second Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of September 25, 1997, between Sierra Medical Management, Inc. and Sierra Primary Care Medical Group, Inc.(1)
10.17
Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of October 31, 1997, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)
10.18	Amendment to Management Services Agreement made as of October 1, 1998, by and between Sierra Medical Management, Inc. and Pegasus Medical Group, Inc.(1)
10.19	Employment Agreement made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.20	Form of Partnership Agreement dated July 1, 1999 between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group(1)
10.21	Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.22	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.23	Form of Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996(4)
10.24	Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(5)
10.25	Management Services Agreement effective as of May 19, 2003, by and between Sierra Medical Management, Inc. and Antelope Valley Medical Associates, Inc.(5)
10.26
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(5)
10.27
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(5)
10.28	Form of stock option agreement used for incentive stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)

10.29	Form of stock option agreement used for non-qualified stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.30	Second Amendment to Employment Agreement, dated as of August 1, 2005 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(9)
10.31
Form of First Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Cratos Capital Management, LLC, as Syndacation Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.32
Form of Second Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.33
Form of First Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.34
Form of Second Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.35
Form of Continuing Guaranty (First Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.36
Form of Continuing Guaranty (Second Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.37	Form of First Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.38	Form of Second Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.39
Form of First Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.40
Form of Second Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.41
Form of Intercreditor Agreement dated as of August 8, 2007 by Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, certain of their Subsidiaries as Guarantors, and Bank of America, N.A., as First Lien Collateral Agent, Second Lien Collateral Agent, and Control Agent(14)
10.42	Form of Third Amended and Restated Assignable Option Agreement dated as of August 8, 2007 by Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(14)
10.43
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)

10.44
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.45
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.46
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Van Nuys Community Hospital(14)
10.47
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.48
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.49
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.50
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A., as Beneficiary, for the property constituting Van Nuys Community Hospital(14)
10.51	Form of Executive Employment Agreement dated August 8, 2007 between Alta Hospitals System, LLC, and Samuel S. Lee(12)
10.52	Form of Amendment to Executive Employment Agreement effective March 19, 2008 between Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(13)
10.53	Form of Management Services Agreement between Pomona Valley Medical Group, Inc. and ProMed Health Care Administors effective October 1, 1998(14)
10.54	Form of Management Services Agreement between Upland Medical Group, A Professional Medical Corporation and ProMed Health Care Administors effective October 1, 2002(14)
10.55
Form of Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 and Rule 406 under the Securities Act of 1933)(14)
10.56
Form of Hospital Inpatient Services Agreement between Alta Hollywood Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 and Rule 406 under the Securities Act of 1933)(14)
10.57	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each holder of Series B Convertible Preferred Stock(12)
10.58	Form of Non-Management Voting Agreement between Samuel S. Lee and certain non-management shareholders of Prospect Medical Holdings, Inc. (12)
10.59	Form of Management Voting Agreement between Samuel S. Lee and certain management shareholders of Prospect Medical Holdings, Inc.(12)
14.1	Code of Ethics(8)

21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(14)
23.1	Consent of Independent Registered Public Accounting Firm(14)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(14)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(14)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)
Previously filed as an exhibit to our Form 10 registration statement (the "Form 10") on May 27, 2004, and incorporated herein by reference.

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

(7)
Previously filed as an exhibit to our Form 8-K current report filed on September 20, 2005, and incorporated herein by reference.

(8)
Previously filed as an exhibit to our annual report on Form 10-K filed on December 28, 2006, and incorporated herein by reference.

(9)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on February 14, 2006, and incorporated herein by reference.

(10)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 20, 2007, and incorporated herein by reference.

(11)
Previously filed as an exhibit to our Form 8-K current report on August 10, 2006, and incorporated herein by reference.

(12)
Previously filed as an exhibit to Schedule 13D filed on August 20, 2007, and incorporated herein by reference.

(13)
Previously filed as an exhibit to Schedule 13D/A filed on April 22, 2008, and incorporated herein by reference.

(14)
Filed herewith.

QuickLinks

Table of Contents Form 10-K
PART I
  Item 1. Business.
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PROSPECT MEDICAL HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
PROSPECT MEDICAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PROSPECT MEDICAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
PROSPECT MEDICAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PROSPECT MEDICAL HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PROSPECT MEDICAL HOLDINGS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX