Form 10-Q
period 2007-12-31
PROSPECT MEDICAL HOLDINGS INC
filed 2008-06-09
CIK 1063561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-32203

Prospect Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0564370 (I.R.S. Employer Identification No.)
10780 Santa Monica Blvd., Suite 400 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)
(310) 943-4500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of June 5, 2008 was 11,782,567.

PROSPECT MEDICAL HOLDINGS, INC.

Index

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,349,012	$21,599,270
Investments, primarily restricted certificates of deposit	636,592	636,592
Patient accounts receivable, net of allowance for doubtful accounts of $4,780,000 and $4,447,000 at December 31, 2007 and September 30, 2007	15,984,640	15,840,292
Government program receivables	1,404,125	4,273,944
Risk pool receivables	—	179,184
Other receivables, net of allowances of $735,000 and $632,000 at December 31, 2007 and September 30, 2007	3,651,881	2,558,566
Notes receivable, current portion	59,744	59,072
Refundable income taxes	5,110,724	5,041,272
Deferred income taxes, net	3,394,872	3,394,872
Prepaid expenses and other current assets	4,125,446	3,816,069

Total current assets	55,717,036	57,399,133
Property, improvements and equipment:
Land and land improvements	18,498,720	18,492,620
Buildings	22,309,796	22,233,000
Leasehold improvements	2,184,519	2,013,128
Equipment	9,995,243	9,651,475
Furniture and fixtures	998,482	998,482

	53,986,760	53,388,705
Less accumulated depreciation and amortization	(5,958,866)	(5,094,318)

Property, improvements and equipment, net	48,027,894	48,294,387
Notes receivable, less current portion	428,935	490,260
Deposits and other assets	932,611	914,121
Deferred financing costs, net	6,569,966	7,430,636
Goodwill	129,137,797	129,121,934
Other intangible assets, net	50,926,731	51,989,017

Total assets	$291,740,970	$295,639,488

See accompanying notes.

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$21,437,898	$22,638,960
Accounts payable and other accrued liabilities	11,305,810	14,972,096
Third-party settlements	359,785	1,034,170
Accrued salaries, wages and benefits	6,048,151	6,897,913
Current portion of capital leases	339,213	355,966
Current portion of long-term debt	10,000,000	8,000,000
Other current liabilities	4,394,802	1,251,394

Total current liabilities	53,885,659	55,150,499
Long-term debt, less current portion	137,500,000	138,750,000
Deferred income taxes	26,812,615	28,669,304
Malpractice reserve	645,000	645,000
Capital leases, net of current portion	576,679	644,058
Interest rate swap liability	5,821,493	1,934,016
Other long-term liabilities	231,369	231,368

Total liabilities	225,472,815	226,024,245
Minority interest	84,983	79,486
Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,672,880 shares issued and outstanding at December 31, 2007 and September 30, 2007	16,728	16,728
Common stock, $0.01 par value; 40,000,000 shares authorized, 11,782,567 and 11,402,567 shares issued and outstanding at December 31, 2007 and September 30, 2007	117,826	114,025
Additional paid-in capital	89,094,317	89,751,225
Accumulated other comprehensive loss	(2,457,732)	(255,253)
Accumulated deficits	(20,587,967)	(20,090,968)

Total shareholders' equity	66,183,172	69,535,757

Total liabilities and shareholders' equity	$291,740,970	$295,639,488

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2007	2006
Revenues:
Managed care revenues	$54,974,385	$34,827,997
Net patient revenues	27,286,228	—

Total revenues	82,260,613	34,827,997
Operating expenses:
Managed care cost of revenues	44,389,111	26,036,026
Hospital operating expenses	18,001,347	—
General and administrative	14,313,277	8,077,069
Depreciation and amortization	1,926,834	391,819

Total operating expenses	78,630,569	34,504,914
Operating income from unconsolidated joint venture	474,741	263,942

Operating income	4,104,785	587,025
Other income (expense):
Investment income	294,124	241,532
Interest expense and amortization of deferred financing costs	(4,296,087)	(266,980)
Loss on interest rate swaps	(876,680)	—

Total expense, net	(4,878,643)	(25,448)

Income (loss) before income taxes	(773,858)	561,577
Provision (benefit) for income taxes	(282,356)	225,352

Net income (loss) before minority interest	(491,502)	336,225
Minority interest	5,497	2,548

Net income (loss)	$(496,999)	$333,677
Dividend to preferred stockholders	(1,881,990)	—

Net income (loss) attributable to common stockholders	(2,378,989)	333,677

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Basic	$(0.20)	$0.05

Diluted	$(0.20)	$0.04

Net income (loss) per share attributable to common stockholders—pro forma:
Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.04

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31
	2007	2006
Operating activities
Net income (loss)	$(496,999)	$333,677
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,926,834	391,819
Amortization of deferred financing cost	200,670	—
Provision for bad debts	499,286	(16,843)
Deferred income taxes, net	(388,370)	518,349
Stock based compensation	28,882	—
Loss on interest rate swaps	876,680	—
Changes in assets and liabilities:
Risk pool receivables	179,184	(905,450)
Patient and other receivables	1,180,695	378,569
Prepaid expenses and other	(277,866)	119,497
Refundable income taxes	(69,452)	(292,996)
Excess tax benefits from options exercised	—	(177,221)
Deposits and other assets	(50,000)	(122,440)
Accrued medical claims and other health care costs payable	(1,201,062)	900,000
Accounts payable and other accrued liabilities	(3,929,015)	(1,594,598)

Net cash used in operating activities	(1,520,533)	(467,637)
Investing activities
Purchases of property, improvements and equipment	(598,053)	(237,861)
Proceeds from notes receivable	12,828	9,103
Capitalized expenses related to acquisitions	(15,863)	(64,790)
Other investing activities	5,497	(9,887)

Net cash used in investing activities	(595,592)	(303,435)
Financing activities
Borrowings (repayments) on credit line, net	2,000,000	(2,500,000)
Repayments of long-term debt	(1,250,000)	(700,000)
Payments on capital leases	(84,133)	—
Proceeds from exercises of stock options	1,200,000	556,350
Excess tax benefit from options exercised	—	177,221

Net cash provided by (used in) financing activities	1,865,867	(2,466,429)

Decrease in cash and cash equivalents	(250,257)	(3,237,501)
Cash and cash equivalents at beginning of period	21,599,270	16,623,407

Cash and cash equivalents at end of period	$21,349,012	$13,385,906

Supplemental disclosure of cash flow information
Non-Cash Activities:
Dividend on preferred shares	$1,881,990	$—

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

1. Business

        Prospect Medical Holdings, Inc. ("Prospect," or the "Company") is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Healthcare System, Inc. ("Alta"), the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two primary reportable segments, IPA Management and Hospital Services, as discussed below.

        As further discussed in Note 7, the operating results for the quarter ended December 31, 2007 include the ProMed Entities acquired on June 1, 2007 and Alta acquired on August 8, 2007.

Liquidity and Recent Operating Results

        The Company recorded a non-cash impairment charge of approximately $38.8 million in the fourth quarter of 2007 to write off goodwill and intangibles within the IPA Management segment, which resulted in losses in the Company's core operations during fiscal 2007, although operating activities have generated positive cash flows from 2005 to 2007. The improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries have required and will continue to require significant investment and management attention. The Company is undertaking a review of its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month operating results, including the pre-acquisition operating results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control.

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative convents as of September 30, 2007 and for periods thereafter as discussed in Note 6. The Company did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended. The Company filed its Form 10-K on June 2, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and to amend the financial covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

1. Business (Continued)

through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a minimum EBITDA for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligation under the waiver and the amended credit facility agreement constitutes an additional event of default. As noted above, the Company filed its Form 10-K on June 2, 2008.

        As discussed in Note 6, for the period January 28, 2008 through April 10, 2008, interest was assessed at default interest rates. Under the April 2008 forbearance agreement, the applicable margin on the first and second lien term loans and the revolver were permanently increased effective April 10, 2008. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders.

        Management has implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. The Company also plans to divest non-strategic assets to reduce debt service. Management believes that it will be able to comply with all covenants, as modified, at least through the next twelve months, including filing its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008, and timely filing of its Form 10-Q for the quarter ended June 30, 2008 and its Form 10-K for the year ended September 30, 2008 and has included scheduled payments due after twelve months from the balance sheet date as non-current liabilities at September 30, 2007 and December 31, 2007.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

1. Business (Continued)

Hospital Services

        Alta Healthcare System, Inc. ("Alta"), acquired on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. Alta and its subsidiaries (collectively, the Hospital Services segment) own and operate four hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers, including commercial insurance carriers, health maintenance organizations ("HMOs") and preferred provider organizations (PPOs).

2. Significant Accounting Policies

Basis of Presentation

        The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended September 30, 2007. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the September 30, 2007 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our September 30, 2007 audited financial statements.

        The unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" and Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2008.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

2. Significant Accounting Policies (Continued)

Revenues and Cost Recognition

        Revenues by reportable segments are comprised of the following amounts:

	Three months ended December 31,
	2007	2006
IPA Management(1)
Capitation	$54,082,123	$34,092,290
Fee for service	599,110	382,880
Management fees	107,628	264,067
Other	185,524	88,760

Total	$54,974,385	$34,827,997

Hospital Services(2)
Inpatient	$25,091,087	$—
Outpatient	1,721,359	—
Other	473,782	—

Total	$27,286,228	$—

Total revenues	$82,260,613	$34,827,977

    (1)
    ProMed revenues have been included in the consolidated financial statements since its June 1, 2007 acquisition date.

    (2)
    The Company did not have a Hospital Services segment prior to the acquisition of Alta on August 8, 2007. Alta revenues have been included in the Company's consolidated revenues since its acquisition date.

        The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. With the acquisition of Alta Healthcare System, Inc. in August 2007, the Company's operations are now organized into two reporting segments: (i) IPA management, and (ii) Hospital services.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

2. Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. The components of comprehensive income (loss) for the period ended December 31 are as follows:

	Three months ended December 31,
	2007	2006
Net income (loss)	$(496,999)	$333,677
Change in fair value of cash flow hedge, net of taxes	(2,202,479)	—

Comprehensive income (loss)	$(2,699,478)	$333,677

3. Stock Based Compensation

        The Company has stock option agreements with certain directors, officers and employees. Under Statement of Financial Accounting Standards (SFAS No. 123(R), "Share-Based Payment," compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant estimated using an option pricing model.

        Compensation costs for stock based awards are measured and recognized in the financial statements, net of estimated forfeitures over the awards' requisite service period. The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow.

        The stock options generally vest pro-rata over 2 years (the requisite service period) and expire after 5 years from the date of grant. There are no awards with performance or market vesting conditions. Estimated forfeitures will be revised in future periods if actual forfeitures differ from the estimates and will impact compensation cost in the period in which the change in estimate occurs. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

3. Stock Based Compensation (Continued)

        Option activity for the three months ended December 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2007	2,249,906	$4.57
Granted	—
Exercised	(380,000)
Forfeited	(37,820)

Outstanding as of December 31, 2007	1,832,086	$4.84	$433,200	25

Vested and Exercisable as of December 31, 2007	1,754,529	$4.82	$433,200	23

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

        During the three months ended December 31, 2007 and 2006, the company did not grant any options. During the three months ended December 31, 2007, options for 380,000 common shares were exercised for net proceeds of approximately $1,200,000 and 37,820 options were forfeited. The aggregate intrinsic value of the options exercised was $741,700. During the three months ended December 31, 2006, options for 400,700 common shares were exercised for net proceeds of approximately $556,350 and 24,434 options were forfeited. The aggregate intrinsic value of the options exercised was $1,156,000. No net tax benefits were realized from the fiscal 2008 exercises of stock options as the Company was in a net taxable loss position. The Company realized net tax benefits of $177,221 from the fiscal 2007 exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital. At December 31, 2007, there are 77,557 unvested awards. Compensation of $163,662 for the unvested awards will be recognized ratably over the remaining two year vesting period. At December 31, 2006, there were no unvested awards and no unrecognized stock-based compensation costs.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

4. Earnings Per Share

        We follow SFAS No. 128, "Earnings per Share" which established standards regarding the computation of basic and diluted earnings per share (EPS). Net income is reduced by preferred stock dividends to determine earnings attributable to common stockholders for the period. Basic net income per share is then calculated by dividing income attributable to common stockholders by the weighted average number of common shares outstanding.

        The calculations of basic and diluted net income per share for the three months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,
	2007	2006
Basic:
Net income (loss) attributable to common stockholders	$(2,378,989)	$333,677

Weighted average number of common shares outstanding	11,713,566	7,272,887

Basic net income (loss) per share attributable to common stockholders	$(0.20)	$0.05

Diluted
Net income (loss) attributable to common stockholders	$(2,378,989)	$333,677

Weighted average number of common shares outstanding	11,713,566	7,272,887
Weighted average number of dilutive common equivalents from options, warrants and preferred stock	—	1,147,589

Weighted average number of common and common equivalents	11,713,566	8,420,476

Diluted net income (loss) per share attributable to common stockholders	$(0.20)	$0.04

        The number of options and warrants, excluded from the computation of diluted earnings per share in the first quarter of fiscal 2008, prior to the application of treasury stock method were 1,832,086, and 1,016,536, respectively, due to their antidilutive effect. 1,672,880 in preferred shares have also been excluded from diluted earnings per share since their conversion is contingent upon shareholder approvals and would have been anti-dilutive.

        The preferred shares are entitled to accrue dividends at 18% per year compounded annually. However, all accrued dividends will be canceled upon conversion of the preferred shares into common shares upon approval by the Company's shareholders as is expected at the next scheduled shareholders' meeting.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

4. Earnings Per Share (Continued)

        The following proforma of basic and diluted earnings per share assumes the conversion of preferred shares of common stock at a ratio of 5:1 at the beginning of the quarter ended December 31, 2007:

Three Months Ended December 31, 2007
Basic and diluted
Net loss attributable to common stockholders—historical	$(2,378,989)
Dividend to preferred stockholders	1,881,990

Net loss attributable to common shareholders—pro forma	(496,999)

Weighted average number of common shares outstanding—historical	11,713,566
Add number of preferred shares converted to common shares	8,364,400

Weighted average common shares outstanding—pro forma	20,077,966

Basic and diluted net loss per share attributable to common stockholders—pro forma	$(0.03)

5. Related Party Transactions

        Prospect Medical Holdings, Inc. has a controlling financial interest in the affiliated physician organizations included in its consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. is currently the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and is the Chief Executive Officer of each of Prospect's subsidiary physician organizations, expect for AMVI/Prospect and Nuestra. Dr. Terner is also a shareholder of the Company, and served as its Chairman and Chief Executive Officer.

        The Company had an employment agreement with Dr. Terner that expires August 1, 2008 and provides for base compensation ($400,000 per year) and further provides that if the Company terminates Dr. Terner's employment without cause, the Company will be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to $1,237,500. Dr. Terner resigned as the Chief Executive Officer effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In consideration for Dr. Terner's resignation as chairman of the board and other promises in his resignation agreement, and in satisfaction of our contractual obligations under Dr. Terner's employment agreement, we agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000. A charge will be recorded in the 2008 third quarter for the present value of the payments payable to Dr. Terner's family trust.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

5. Related Party Transactions (Continued)

        Dr. Terner has agreed to continue to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and its subsidiary physician organizations until a suitable replacement can be found.

        Through the ProMed acquisition, the Company acquired the lease of an office facility which is owned by a shareholder of the Company, who formerly was an executive officer and shareholder of ProMed. The total lease payments in 2007 under this lease were approximately $500,000.

6. Long Term Debt

        Long-term debt at December 31, 2007 and September 30, 2007, respectively, consists of the following:

	December 31, 2007	September 30, 2007
Term loans	$142,500,000	$143,750,000
Revolving credit facility, interest at LIBOR plus applicable margin	5,000,000	3,000,000

	147,500,000	146,750,000
Less current maturities	(10,000,000)	(8,000,000)

	$137,500,000	$138,750,000

        On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation ("RFC," a subsidiary of General Motors Acceptance Corporation) that consisted of a $10,000,000 term loan and a $5,000,000 revolving credit facility. Amounts outstanding under the term loan bore interest at a rate of prime plus 2% per annum and amounts outstanding under the revolving credit facility bore interest at a rate of prime plus 0.5% per annum.

        In November 2005, in connection with an acquisition of an IPA, RFC provided the Company with an additional $4 million term loan on terms similar to the existing term loan.

        All amounts owing to RFC ($7,842,000, plus $209,000 of prepayment penalties) were repaid on June 1, 2007, from proceeds of a new three-year senior secured credit facility entered into with Bank of America, in connection with the purchase of the ProMed Entities (see Note 7). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which had not been drawn). The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points (9.15% at December 31, 2007), with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points (13.40% at December 31, 2007), with all principal due at maturity and a revolving credit facility of $10,000,000 which bears interest at prime plus a margin that ranges from 275 to 300 basis points

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

6. Long Term Debt (Continued)

based on the consolidated leverage ratio (10.50% at December 31, 2007). The Company may borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which all outstanding amounts must be repaid. $3 million was drawn on the revolving line of credit at closing with an additional $2 million in the first quarter of 2008, which remained outstanding at December 31, 2007.

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

        The interest rate swap agreements are designated as cash flow hedges of expected interest payments of long term debt with the effective date of the $48,000,000 swap expected to be in the second quarter of 2008 and the effective date of the $97,750,000 swap was September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps are charged to other expense. Loss on interest rate swaps of $876,680 represents losses on the interest rate swaps that are not yet subject to hedge accounting and were charged to earnings in the first quarter of fiscal 2008. The effective portions of the fair value gains or losses on these cash flow hedges are initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The amount of the loss recorded in other comprehensive income at December 31, 2007 that is expected to be reclassified to interest expense in the future is approximately $2,457,732, after tax. There were no components of cash flow hedges that were excluded from the assessment of effectiveness.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

6. Long Term Debt (Continued)

debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially, all of the Company's assets are pledged to secure the credit facility. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company also failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the trailing twelve-month periods ended Decenber 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased to 500 to 750 basis points effective April 10, 2008. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligations under the wavier and the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

6. Long Term Debt (Continued)

amended credit facility agreement constitutes additional events of default. As stated above, the Company filed its Form 10-K on June 2, 2008. The Company has met all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with all covenants, as modified, at least for the next twelve months, including filing its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008, and timely filing of its Form 10-Q for the quarter ended June 30, 2008 and its Form 10-K for the year ended September 30, 2008. As such, scheduled payments due after twelve months have been classified as non-current at September 30, 2007 and December 31, 2007. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining the waivers and amendments, the Company was required to pay $675,000 in fees to Bank of America, $2,274,000 in forbearance fees to the lenders, $400,000 in legal and consulting fees to the lenders' advisors, and add 1% to the principal balance of the first and second lien debt of $1,415,000. In addition, the Company will incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. None of these fees were reflected in the quarter ended December 31, 2007. In addition, under the amended senior credit facility agreement, all net proceeds from the possible sale of certain of the Company's IPAs are to be used to prepay the outstanding balance of the first lien debt (see Note 11).

7. Acquisitions

ProMed Entities

        On June 1, 2007, the Company and its affiliated physician organization, Prospect Medical Group, Inc. ("PMG") completed the acquisition of ProMed Health Services Company, a California corporation and its subsidiary, ProMed Health Care Administrators, Inc. (collectively referred to as "ProMed Health Care Administrators"), and two affiliated IPAs; Pomona Valley Medical Group, Inc., dba ProMed Health Network ("Pomona Valley Medical Group"), and Upland Medical Group, Inc. ("Upland Medical Group"), (collectively referred to as the "ProMed Entities"). ProMed Health Care Administrators ("PHCA") manages the medical care of HMO enrollees served by Pomona Valley Medical Group and Upland Medical Group. Total purchase consideration of $48,000,000 included $41,040,000 of cash and 1,543,237 shares of Prospect Medical common stock valued at $6,960,000, or $4.51 per share. The transaction is referred to as the ProMed Acquisition.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

7. Acquisitions (Continued)

        The ProMed Acquisition, and $372,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,359,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing debt of Prospect Medical ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital and medical claims reserve adjustments. Any final settlement payments made to, or received from, the sellers of the ProMed Entities, when finally determined, will be reported as an adjustment to goodwill. Such adjustments cannot be reasonably estimated at this time.

Alta Healthcare System, Inc.

        On August 8, 2007, the Company acquired the outstanding common shares of Alta Healthcare System, Inc., a California corporation ("Alta") and the name of the surviving entity was changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the "Alta Acquisition." Alta is a private, for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 351 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,895,000, including repayment of approximately $41,500,000 of Alta's existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of $1,138,566. Each share of preferred stock will automatically convert into five common shares upon approval by a shareholders vote that was scheduled for November 2007 but was postponed and is anticipated to be convened in mid (calendar) 2008. Until conversion occurs, each share of preferred stock accrues dividends at 18% per year, compounding annually. However, no dividends will be paid upon conversion to common shares. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock's closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of common share on the acquisition date plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was $153,772,000. At December 31, 2007, accrued dividends of $3,004,309 were included in other current liabilities. Upon conversion of the preferred shares into common shares at the next scheduled shareholders' meeting, the accrued dividends are expected to be forgiven and the liability will be reclassified to additional paid-in capital.

        The Alta Acquisition, the extinguishment of Alta's existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility arranged by Bank of America, comprising $145,000,000 in term loans and a $10,000,000 revolver, of

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

7. Acquisitions (Continued)

which $3,000,000 was drawn at closing. The term debt is comprised of a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly principal payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; and a $50,000,000 seven and one-half year second-lien term loan, at LIBOR plus 825 basis points, with all principal due at maturity (see Note 6 for discussion of long-term debt). Net proceeds of $141.1 million (net of issuance discount and financing costs of $6.9 million) were used to repay Alta's existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed acquisition debt, pay the cash portion of the purchase price of $51.3 million and fund $1.1 million in direct transaction costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, and cash paid for the ProMed Entities and Alta.

        The allocation of the purchase price for the ProMed and Alta acquisitions is as follows:

	ProMed	Alta
Acquisition costs
Cash consideration	$41,040,000	$51,257,675
Stock consideration	6,960,000	61,030,284
Debt assumption and repayments	—	41,484,650
Direct acquisition costs	372,330	1,138,566

Aggregate purchase consideration	$48,372,330	$154,911,175

Allocation of purchase price
Net tangible assets	$3,622,143	$54,001,536
Amortizable intangibles:
Customer relationships	$25,200,000	$—
Trade names	9,450,000	14,140,000
Covenants not-to-compete	940,000	2,240,000
Provider networks	1,200,000	—

Total amortizable intangible assets	$36,790,000	$16,380,000

Net deferred tax liabilities on book-tax basis difference in assets acquired	(14,663,043)	(21,984,928)
Goodwill	22,623,230	106,514,567

	$48,372,330	$154,911,175

Net cash paid
Aggregate purchase consideration	$48,372,330	$154,911,175
Stock consideration	(6,960,000)	(61,030,284)
Cash acquired	(5,331,339)	(376,182)

Net cash paid in acquisition	$36,080,991	$93,504,709

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

7. Acquisitions (Continued)

        The following table represents the acquired companies' summarized balance sheet at the date of acquisition:

	ProMed	Alta
Cash	$5,331,339	$376,182
Other current assets	5,890,305	26,052,818
Property and equipment	375,972	46,804,000
Other noncurrent assets	77,459	—
Accounts payable and current liabilities	(8,052,932)	(17,902,876)
Other noncurrent liabilities	—	(1,328,588)

Tangible net assets	$3,622,143	$54,001,536

        Goodwill from the ProMed and Alta Acquisitions are primarily related to a new platform for future growth, driven by new geographic markets and business segments, as well as an experienced management team and workforce. Through the ProMed Acquisition, the Company expanded into a new service market in the Pomona Valley and Inland Empire areas. With the Alta Acquisition, the Company purchased a hospital network and now operates as an integrated healthcare delivery system with in-network medical groups and acute care facilities. As a stock purchase, the goodwill and a significant portion of the intangible assets acquired in the ProMed and Alta Acquisitions are not deductible for income tax purposes. Future tax liabilities related to the fair value of these assets in excess of the tax deductible amounts have been recorded as deferred tax liabilities on the acquisition date.

8. Segment Information

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

        With the acquisition of Alta in August 2007, the Company's operations are now organized into two reporting segments: (i) IPA Management—which is comprised of the Prospect and ProMed operating units, provides management services to affiliated physician organizations that operate as IPAs or medical clinics; and (ii) Hospital Services—which owns and operates four community-based hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital and Van Nuys Community Hospital.

        The accounting policies of the reporting segments are the same as those described elsewhere in this Form 10-Q and in the summary of significant accounting policies in the Form 10-K for the year ended September 30, 2007. The Company evaluates financial performance and allocates resources primarily based on earnings from continuing operations before interest expense, interest income, income taxes, depreciation and amortization, as well as income or loss from operations before income taxes, excluding infrequent or unusual items.

        The reporting segments are strategic business units that offer different services within the healthcare continuum. Business in each reporting segment is conducted by one or more direct or

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

8. Segment Information (Continued)

indirect wholly-owned subsidiaries of the Company. Each of these subsidiaries has separate governing bodies.

        The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the quarter ended December 30, 2007:

	IPA Management(1)	Hospital Services	Intersegment Eliminations	Consolidated
Revenues from external customers	$54,974,385	$27,286,228	$—	$82,260,613
Intersegment revenues	—	—	—	—

Total revenues	54,974,385	27,286,228	—	82,260,613
Operating income (loss)	(1,831,035)	5,935,820	—	4,104,785
Investment income	294,124	—	—	294,124
Interest expense	(4,257,542)	(38,545)	—	(4,296,087)
Loss on interest rate swaps	(876,680)	—	—	(876,680)

Income (loss) before income taxes	$(6,671,133)	$5,897,275	$—	$(773,858)

Identifiable segment assets	$247,298,090	$70,639,897	$(26,197,017)	$291,740,970

Segment capital expenditures	$133,748	$464,305	$—	$598,053

Segment goodwill	$22,623,230	$106,514,567	$—	$129,137,797

  (1)
  The IPA Management includes operating results of Prospect Medical Holdings, Inc., the parent entity. All acquisition-related debt, goodwill and intangibles, including those related to the Hospital Services segment, are recorded at the Parent level. The Company does not allocate interest expense, amortization expense for intangibles, management fee, costs for shared services or income tax expense to the Hospital Services segment.

  (2)
  Prospect Medical Holdings, Inc. and Prospect Medical Group (which serves as a holding company for other affiliated physician organizations and is itself an affiliated physician organization) each files a consolidated tax return. The consolidated tax provision (benefit) is recorded as part of the IPA management reporting segment.

9. Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the financial statements are prepared. Actual results could differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation, liabilities for uncertain income tax positions and valuation allowances for deferred tax assets.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

9. Use of Estimates (Continued)

        During the quarters ended December 31, 2007 and 2006, we recorded approximately $526,000 and ($913,000) in favorable (unfavorable) changes in estimates during the respective periods related to claims development from the prior periods.

10. New Accounting Pronouncements

        On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        The Company adopted the provisions of FIN 48 on October 1, 2007. There are no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized no decrease in deferred tax assets or changes in the valuation allowance. There is no unrecognized tax benefits included in the balance sheet that would, if recognized, significantly affect the effective tax rate.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on October 1, 2007, the Company did not record any interest or penalties.

        Consolidated and separate income tax returns are filed with the U.S. Federal jurisdiction and in the State of California. The Company's filed tax returns are subject to examination by both the IRS and the State of California for fiscal years 2004, 2005 and 2006.

        The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At December 31, 2007, we had net deferred tax assets of $3.4 million. The deferred tax assets are primarily composed of temporary differences between book and tax balances and some loss carryforwards.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157.") This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

10. New Accounting Pronouncements (Continued)

SFAS No. 157 on October 1, 2008, and is currently evaluating the impact of the provision of SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," ("SFAS No. 159"). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on October 1, 2008 and is currently evaluating this statement and has not yet determined if it will elect to measure any additional financial assets and liabilities at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R"). SFAS No. 141(R) establishes new principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In general, SFAS No. 141(R) requires the acquiring entity to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective. This standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including recognition of contingent consideration and most pre-acquisition loss and gain contingencies at their acquisition-date fair values. It will also require companies to expense as incurred transaction costs, and recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination as adjustments to income tax expense. SFAS 141(R) will also place new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141(R) applies prospectively to business combinations in the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on October 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements separate from parent's equity. Net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

(Unaudited)

10. New Accounting Pronouncements (Continued)

No. 160 requires retroactive adoption of the presentation and expanded disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company will adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

11. Litigation

        The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company's financial position or its results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management's view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company's financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

12. Subsequent Event

        On April 23, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), pursuant to which the Company agreed to sell, subject to buyer's due diligence, all of the issued and outstanding stock of certain of its IPAs for $10 million. Pursuant to the SPA, the Company provided the requested due diligence and schedules on May 21, 2008. The buyer stated that they would not proceed with the transaction unless they received additional time to complete their diligence review. Consequently, the parties are currently in the process of further discussions relating to due diligence, and any other possible issues up for discussion. As discussed in Note 6, pursuant to the amended senior credit facility agreement, all net proceeds from the possible sale are to be used to prepay the outstanding balance of the first lien debt. In addition, on May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to 1) modify the required ratios and 2) increase the frequency of compliance reporting.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements for the year ended September 30, 2007 appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission.

        This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as "believe," "should," "anticipate," "plan," "expect," "potential," "scheduled," "estimate," "intend," "seek," "goal," "may" and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. Investors are urged to read these statements carefully, and are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume any responsibility for the accuracy and completeness of such statements in the future. Subject to applicable law, we do not plan to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

        Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

  •
  Our revenue and profitability may be significantly reduced or eliminated if management is unable to successfully execute our turnaround plan to improve the operating results of our IPA Management segment.

  •
  While we have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002, there can be no assurance that all identified material weaknesses will be remediated before the required due date for management to report on internal controls of September 30, 2008.

  •
  Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

  •
  A deficit in working capital could adversely affect our ability to satisfy our obligations as they come due.

  •
  If our goodwill and intangible assets become impaired, the impaired portion has to be written off, which materially reduces the value of our assets and reduces our net income for the year in which the write-off occurs.

  •
  We may not be able to make any additional acquisitions without first obtaining additional financing and obtaining the consent of our lenders.

  •
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

  •
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

  •
  The acquisition of hospitals and subsequent integration with our core business of managing physician organizations may prove to be difficult and may outweigh the synergistic benefits anticipated in the marketplace.

  •
  Hospitals with union contracts could experience setbacks from unfavorable negotiations with union members.

  •
  Hospital operations are capital intensive and could prove to be a drain on cash.

  •
  If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

  •
  The continued growth of uninsured and underinsured patients or further deterioration in the collectability of the accounts of such patients could harm our results of operations.

  •
  Because we are obligated to provide care in certain circumstances regardless of whether we will get paid for providing such care, if the number of uninsured patients treated at our hospitals increases, our results of operations may be harmed.

  •
  Controls designed to reduce inpatient services may reduce our hospital revenue.

  •
  Our hospital revenues and volume trends may be adversely affected by certain factors over which we have no control, including weather conditions, severity of annual flu seasons and other factors.

  •
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

  •
  Our acquisition initiatives may be put on hold until such time that we achieve a lower financial leverage.

  •
  We operate in a highly competitive market; increased competition could adversely affect our revenues.

  •
  We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

  •
  Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future.

  •
  The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive.

  •
  We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government's behalf under the False Claims Act's "qui tam" or whistleblower provisions.

  •
  Future reforms in health care legislation and regulation could reduce our revenues and profitability.

  •
  Whenever we seek to acquire an IPA, an HMO that has a contract with that IPA could potentially refuse to consent to the transfer of its contract, and this could effectively stop the acquisition or potentially deprive us of the enrollees and revenues associated with that HMO contract if we choose to complete the acquisition without the HMO's consent.

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

  •
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

  •
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

        Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on June 2, 2008 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

        Prior to the August 8, 2007 acquisition of Alta, the Company has been primarily a health care management services organization that develops integrated delivery systems and provides medical management systems and services to affiliated medical organizations. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two reporting segments.

IPA Management

        The IPA Management segment is a health care management services organization that provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. The affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services. The medical clinics employ their primary care physicians, which provide the vast majority of their medical services, while contracting with specialist physicians and other health care providers to provide other required medical services.

        Through our management subsidiaries—Prospect Medical Systems, Sierra Medical Management and ProMed Health Care Administrators—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

        Our management subsidiaries currently provide management services to fifteen affiliated physician organizations, which include Prospect Medical Group, thirteen other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which Prospect Medical Group owns a 50% interest. We have utilized Prospect Medical Group, which was our first affiliated physician organization, to acquire the ownership interest in all of our other affiliated physician organizations. Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

        The fifteen affiliated physician organizations provide medical services to a combined total of approximately 237,000 HMO enrollees at December 31, 2007, including approximately 8,000 AMVI Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

        Currently, our affiliated physician organizations have contracts with approximately twenty HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee.

        Our IPA Management business has grown through the acquisition of IPAs by Prospect Medical Group. Our plan is for Prospect Medical Group to selectively continue to acquire IPAs. We do not intend to further acquire any individual or small medical practices, clinics or medical group practices.

        We have chosen to concentrate our growth geographically by limiting our acquisitions to IPAs in Orange County, California, Los Angeles County, California and San Bernardino County, California.

        Managed care revenues consists primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustments. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as "Risk Adjustment." Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to Medi-Cal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA's OneCare HMO, as well as management services provided to Brotman Medical Center, an equity investee in which we hold a 38% interest. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also Medi-Cal eligible. Management fee revenue is earned in the month the services are delivered. Managed care revenues include incentive payments from HMOs under "pay-for-performance" programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond the Company's control, and may vary significantly from year to year.

        We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. These amounts are included in capitation revenue. Except for two minor contracts where we are contractually obligated for down-side risk, shared risk deficits are not payable until and unless we generate future risk sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on information received from the HMOs or hospitals with whom the risk-sharing arrangements are in place, and who typically maintain the information and record keeping related to the risk pool arrangements. Differences between actual and estimated settlements are recorded when the final outcome is known.

        Revenues are comprised of the following amounts:

	Three Months Ended December 31,
	2007	2006
Capitation	$54,082,123	$34,092,290
Fee for service	599,110	382,880
Management fees	107,628	264,067
Other	185,524	88,760

Total	$54,974,385	$34,827,997

        We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category.

	As of December 31
Member Category	2007	2006	% Increase (Decrease)
Commercial	180,600	133,400	35.4%
Senior—owned	23,300	13,900	67.6%
Senior—managed(1)	100	200	(50)%
Medi-Cal—owned	25,100	16,500	52.1%
Medi-Cal—managed(1)	7,900	7,000	12.9%

Total	237,000	171,000	38.6%

    (1)
    Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

        The following table details total paid member months, by member category, for the three-month periods ended December 31, 2007 and 2006:

	Three months ended December 31
			% Increase (Decrease)
	2007	2006
Commercial	544,600	406,300	34.0%
Senior—owned	70,000	42,100	66.3%
Senior—managed	400	500	(20)%
Medi-Cal—owned	75,600	44,000	71.8%
Medi-Cal—managed	23,200	21,200	9.4%

Total	713,800	514,100	38.8%

        Our operating expenses include expenses related to the provision of medical care services (managed care cost of revenues) and general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

        Expenses related to medical care services include payments to contracted primary care physicians, payments to contracted specialists and the cost of employed physicians at the Company's medical clinics. In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

        Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain twice annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments we receive. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, the Company also records the discretionary physician bonuses in the same period. Since incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

        G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Hospital Services

        The Hospital Services segment owns and operates four urban acute-care community hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and out patient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payors including some commercial insurance carriers, HMOs and Preferred Provider Organizations ("PPOs"). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The hospitals are also eligible for State of California Disproportionate Share ("DSH") payments based on a prospective payment system for hospitals that serve large proportions of low-income patients.

        Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third-party payors. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs. The Company accrues for amounts that it believes will ultimately be due to or from Medicare and other third-party payors and reports such amounts as net patient revenues in the accompanying financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record. A summary of the payment arrangements with major third-party payors follows:

        Medicare: Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons with end-stage renal disease and certain other beneficiary categories. Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic, and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. The Company is also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement.

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

        Managed care: The Company also receives payment from certain commercial insurance carriers, Health Maintenance Organizations ("HMOs"), and Preferred Provider Organizations ("PPOs"), though generally does not enter into contracts with these entities. The basis for payment under these agreements includes the Company's standard charges for services.

        Self Pay: Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital's indigent and charity care policy.

        The following tables show the approximate percentages of net patient revenue from each major payor category during the three-month period ended December 31, 2007. Net patient revenue is defined as revenue from all sources of patient care after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the period indicated.

Three Months Ended December 31, 2007
Medicare	14,872,864
Medi-Cal	10,810,778
Managed Care	702,486
Self Pay	426,318
Other	473,782

Total	$27,286,228

        Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of services provided (e.g., medical/surgical, intensive care or behavioral health) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control. The percentage of patient service revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medi-Cal and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to our increased outpatient levels mirrors the general trend occurring in the health care industry and we are unable to predict the rate of growth and resulting impact on our future revenues.

        Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided.

        The following table details operating data of our hospital services facilities for the three-month period ended December 31, 2007:

Three Months Ended December 31, 2007
Total net revenues	27,286,228
Income before income taxes	5,897,275
Total assets as of December 31, 2007	70,639,897
Average licensed beds	339
Average available beds	331
Inpatient admissions	3,325
Average length of patient stay (days)	5.0
Patient days	18,920
Occupancy rate for licensed beds	60.5%
Occupancy rate for available beds	62.1%

        Operating expenses of our Hospital Services segment include salaries, benefits and other compensation paid to physicians and health care professionals that are employees of our hospitals; medical supplies; consultant and professional services; and provision for doubtful accounts.

        General and administrative expenses of our Hospital Services segment include salaries, benefits and other compensation for our Hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Results of Operations

IPA Management

        The following table sets forth the results of operation for our IPA Management segment and is used in the discussions below for the three month periods ended December 31, 2007 and 2006.

	Three months ended December 31
	2007	2006	% Increase (Decrease)
Managed care revenues:
Capitation revenue	$54,082,123	$34,092,290	59%
Fee for service revenue	599,110	382,880	56%
Management fees	107,628	264,067	(59)%
Other operating revenue	185,524	88,760	109%

Total managed care revenues	54,974,385	34,827,997	58%

Managed care cost of revenues:
PCP capitation	9,703,467	5,876,598	65%
Specialists capitation	10,842,555	5,281,084	105%
Claims expense	22,930,695	13,970,127	64%
Physician salaries	1,072,536	628,452	71%
Other cost of revenues	(160,142)	279,765	(157)%

Total managed care cost of revenues	44,389,111	26,036,026	70%

Gross margin	10,585,274	8,791,971	20%
General and administrative expenses	11,689,286	8,077,069	45%
Depreciation and amortization expense	1,201,764	391,819	207%

Total non-medical expenses	12,891,050	8,468,888	52%
Income from unconsolidated joint venture	474,741	263,942	80%

Operating income (loss)	(1,831,035)	587,025	(412)%

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three months ended December 31
	2007	2006
Managed care revenues:
Capitation revenue	98.4%	97.9%
Fee for service revenue	1.1%	1.1%
Management fees	0.2%	0.8%
Other operating revenue	0.3%	0.2%

Total managed care revenues	100.00%	100.00%

Managed care cost of revenues:
PCP capitation	17.7%	16.9%
Specialist capitation	19.7%	15.2%
Claims expense	41.7%	40.1%
Physician salaries	1.9%	1.8%
Other cost of revenues	(0.3)%	0.8%

Total managed care cost of revenues	80.7%	74.8%

Gross margin	19.3%	25.2%
General and administrative expenses	21.3%	23.2%
Depreciation and amortization expense	2.2%	1.1%

Total non-medical expenses	23.5%	24.3%
Income from unconsolidated joint venture	0.9%	0.8%

Operating income (loss)	(3.3)%	1.7%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Capitation Revenue

        Capitation revenue for the three months ended December 31, 2007 was $54,082,123, representing an increase of $19,989,833 or 58.6% over capitation revenue for the three months ended December 31, 2006 of $34,092,290. Exclusive of the ProMed acquisition which, contributed $22,563,254 in the first quarter of 2008, capitation revenue decreased by $2,573,421 from the three months ended December 31, 2006.

        Such decrease is comprised of three main factors: (i) effective January 1, 2007, the Medi-Cal and Healthy Family enrollees under the CalOptima contract were reassigned from the AMVI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, who were previously included in income from unconsolidated joint venture (see below), are reported as capitation revenue and managed care cost of revenues, respectively, beginning January 1, 2007. This change in reporting accounted for $1,243,485 of the increase in revenue in the 2008 fiscal period as compared to the 2007 fiscal period, (ii) decrease in hospital shared risk revenue to approximately $232,000 in the 2008 period as compared to $2,324,000 in the 2007 period, and (iii) decrease in membership months offset by increase in capitation rates which, contributed to $2,057,000 net decreased capitation.

Fee for Service Revenue

        Fee for service revenue for the three months ended December 31, 2007 was $599,110, representing an increase of $216,230 or 56.5% from fee for service revenue for the three months ended December 31, 2006, of $382,880.

        The increase in fee for service revenue during the fiscal 2008 quarter was primarily due to fluctuations in patient visits at our owned clinics.

Management Fee Revenue

        Management fee revenue for the three months ended December 31, 2007 was $107,628, representing a decrease of 59.2% over management fee revenue for the three months ended December 31, 2006, of $264,067.

        The decrease in management fee revenue during the fiscal 2008 quarter was primarily the result of the termination of a portion of our joint venture management contract related to CalOptima Medi-Cal and Healthy Family enrollees and an amendment to the Brotman Medical Center advisory contract which reduced our management involvement and the related fee.

Other Revenue

        Other revenue for the three months ended December 31, 2007 was $185,524 representing an increase of $96,764 from other revenue for the three months ended December 31, 2006, of $88,760.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

        The increase in other revenue during the first quarter of fiscal 2008 was primarily the result of timing of the incentives received from our contracted Health Plans.

PCP Capitation Expense

        Primary Care Physician ("PCP") capitation expense for the three months ended December 31, 2007 was $9,703,467 representing an increase of $3,826,869 or 65.1% from PCP capitation expense for the three months ended December 31, 2006, of $5,876,598. Exclusive of the ProMed acquisition however, PCP capitation expense for the fiscal 2008 quarter decreased by $185,947.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $4,012,816 in increased PCP capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased PCP capitation expense by approximately $219,415 during the fiscal 2008 period as compared to the 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced PCP capitation expense by approximately $405,361 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Specialist Capitation Expense

        Specialist capitation expense for the three months ended December 31, 2007 was $10,842,555 representing an increase of $5,561,471 or 105.3% from specialist capitation expense for the three months ended December 31, 2006, of $5,281,084.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $6,341,626 in increased specialist capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that lower capitation rates on our core business, exclusive of the acquisition, reduced specialist capitation expense by approximately $415,872 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $364,283 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Claims Expense

        Claims expense for the three months ended December 31, 2007 was $22,930,695, representing an increase of $8,960,568 or 64.1% over claims expense for the three months ended December 31, 2006, of $13,970,127.

        We estimate that net membership growth from acquisitions contributed approximately $7,700,142 in increased claims expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $2,224,068 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced claims expense by approximately $963,643 in the fiscal 2008 period, as compared to the fiscal 2007 period.

Physician Salaries Expense

        Physician salaries expense for the three months ended December 31, 2007 was $1,072,536, representing an increase of $444,084 or 70.7% from physician salaries expense for the three months ended December 31, 2006, of $628,452.

        The increase in physician salaries expense during the fiscal 2008 quarter was primarily the result of the conversion of certain contracted physicians from capitation to employment basis effective third quarter of fiscal 2007.

Other Cost of Revenue

        Other cost of revenues for the three months ended December 31, 2007 was $160,142, representing a decrease of $439,907 or 157.2% from other cost of revenue for the three months ended December 31, 2006, of $279,765.

        The decrease in other cost of revenues during the fiscal 2008 quarter was primarily the result of a recovery in connection with the stop loss insurance.

Gross Margin

        Medical care costs as a percentage of total revenues (the medical care ratio) largely determine our gross margin. Our gross margin of $10,585,274 decreased to 19.3% in the fiscal 2008 quarter, from 25.2% in the fiscal 2007 quarter. Exclusive of the ProMed acquisition, our gross margin decreased to 17.6%.

        The decrease in our gross margin percentage between the fiscal 2008 and 2007 periods was primarily the result of increasing claims cost per member per month in fiscal 2008.

General and Administrative Expenses

        General and administrative expenses were $11,689,286 for the fiscal 2008 quarter, representing 21.3% of total revenues, as compared with $8,077,069 or 23.2% of total revenues, for the fiscal 2007 quarter. Exclusive of the ProMed acquisition, general and administrative expenses were $9,940,299 for the fiscal 2008 quarter, representing 30.7% of total Prospect revenues.

        The increase in general and administrative expenses during the fiscal 2008 quarter was primarily related to an increase in personnel and personnel related costs. This is due to the addition and upgrading of several key positions as well as increases in outside professional fees related to audit, SOX and SEC reporting activities.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended December 31, 2007 increased to $1,201,764 from $391,819 for the same period of the prior year. The increase was primarily due to amortization of the identifiable intangibles related to the acquisition of ProMed and Alta (see above).

Income from Unconsolidated Joint Venture

        The income from unconsolidated joint venture for the three months ended December 31, 2007 increased to $474,741 from $263,942 for the same period of the prior year. The increase resulted from the removal of certain minimum healthcare spending requirements in the CalOPTIMA OneCare program effective January 1, 2007 which increased the profitability of the program.

Hospital Services

        The following table sets forth the results of operation for our Hospital Services segment and is used in the discussions below for the three month period ended December 31, 2007.

Three months ended December 31, 2007
Net patient revenues:
Medicare	$14,872,864
Medi-Cal	10,810,778
Managed care	702,486
Self pay	426,318
Other	473,782

Total hospital operating revenues	27,286,228

Hospital operating expenses:
Salaries, wages and benefits	13,878,690
Other operating expenses	1,665,861
Supplies expense	1,909,265
Provision for doubtful accounts	348,779
Lease and rental expense	198,752

Total hospital operating expenses	18,001,347

General and administrative expenses	2,623,992
Depreciation and amortization expense	725,069

Total non-medical expenses	3,349,061

Operating Income	5,935,820

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

Three months ended December 31, 2007
Net patient revenues:
Medicare	54%
Medi-Cal	39%
Managed care	3%
Self pay	2%
Other	2%

Total hospital services revenues	100%

Hospital operating expenses:
Salaries, wages and benefits	51%
Other operating expenses	6%
Supplies expense	7%
Provision for doubtful accounts	1%
Lease and rental expense	1%

Total hospital operating expenses	66%

Gross margin
General and administrative expenses	10%
Depreciation and amortization expense	3%

Total non-medical expenses	13%

Operating income	21%

        With the acquisition of Alta on August 8, 2007, the Company now owns and operates four community-based hospitals with a combined 339 licensed beds served by 351 on-staff physicians. For the first quarter of fiscal 2008, our Hospital services segment reported operating income of $5,935,820 on net patient revenues of $27,286,228.

        Alta was not part of the consolidated results of the Company during the three months ended December 31, 2006 and, as such, comparative quarterly information has not been provided.

Consolidated Interest Expense and Amortization of Deferred Financing Costs

        Interest expense and amortization of deferred financing costs, for the three months ended December 31, 2007 increased to $4,296,087 from $266,980 for the same period of the prior year. The increase in net interest expense during the fiscal 2008 period was primarily due to additional interest expense on the $155 million senior secured credit facility entered into on August 8, 2007 to re-finance the ProMed acquisition debt and to finance the Alta acquisition.

Loss on Interest Rate Swaps

        Loss on interest rate swaps of $876,680 represented losses on interest rate swaps that are not yet subject to hedge accounting and that were charged to earnings in the first quarter of fiscal 2008. There were no interest rate swaps in place during the 2007 period.

Provision for Income Taxes

        Income tax benefit for the fiscal 2008 quarter was $282,356 compared to income tax expense of $225,352 in the fiscal 2007 quarter. The effective tax rate was lower at 36.5% in the three months ended December 31, 2007 compared to 40.1% in the three months ended December 31, 2006. The lower effective tax rate in the 2008 period is due to non-deductible expenses which reduced the taxable loss and the related income tax benefit.

Liquidity and Capital Resources

        Our primary source of cash from operations was derived from capitation revenue, healthcare services provided on a fee-for-service basis at our clinics, and management fee revenue generated in our IPA Management segment, net patient revenue generated in our Hospital services segment and from investment income. Our primary uses of cash include the payment of expenses related to health care services and G&A expenses in both our IPA Management and Hospital Services segments. Our IPA management segment generally receives capitation revenue in advance of payment of capitation expenses and claims for related health care services. Our Hospital Services segment receives payments generally 30 to 90 days after the medical care is rendered. For some accounts and payor programs, the time lag between service and reimbursement can exceed one year.

        Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements, and maximize investment return. As of December 31, 2007 we invested a substantial portion of our cash in U.S. Bank certificate of deposits with an average maturity of approximately 115 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 115 days as of December 31, 2007, are included in current investments in the accompanying financial statements as they are restricted for payment of current liabilities.

        Net cash used in operating activities was $1,520,533 for the three months ended December 31, 2007 and $467,637 for the three months ended December 31, 2006. The increase in net cash used in operating activities for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006 was due to higher cash earnings in the 2008 period offset by unfavorable changes in working capital:

  •
  Increased depreciation and amortization expense, a source of $1,926,834 in the three months ended December 31, 2007 compared to a source of $391,819 in the three months ended December 31, 2006;

  •
  Changes in risk pool and other receivables, a source of $1,359,879 in the three months ended December 31, 2007 compared to a use of $526,881 in the three months ended December 31, 2006. The fiscal 2008 period included greater collections on patient and other receivables than the fiscal 2007 period, and the fiscal 2008 period also saw a decrease of $179,184 in the recorded risk pool receivable as compared to an increase of $905,450 in the fiscal 2007 period.

  •
  Changes in medical claims liabilities, a use of $1,201,062 in the three months ended December 31, 2007 compared to a source of $900,000 in the three months ended December 31, 2006. The increased use in the fiscal 2008 period was primarily due to a decrease in the estimated claims liability;

  •
  Changes in accounts payable and other accrued liabilities, a use of $3,929,015 in the three months ended December 31, 2007 compared to a use of $1,594,598 in the three months ended December 31, 2006. The increased use during the fiscal 2008 period is primarily the result of higher payable disbursements in the fiscal 2008 period and an increase in preferred dividend payable.

        Net cash used in investing activities was $595,592 for the three months ended December 31, 2007 and $303,435 for the three months ended December 31, 2006. The increased net cash used in investing activities during the fiscal 2008 period was due to the cash paid for purchases of fixed assets, a use of $598,053 in the three months ended December 31, 2007 compared to a use of $237,861 in the three months ended December 31, 2006.

        Net cash provided by financing activities was $1,865,867 for the three months ended December 31, 2007 and cash used in financing activities was $2,466,429 for the three months ended December 31, 2006. The increase in net cash provided by financing activities was due to the following factors:

  •
  Net borrowings on our line of credit, a source of $2,000,000 ($3,000,000 of repayments and $5,000,000 of advances) in the three months ended December 31, 2007, compared to $2,500,000 in net repayments on our line of credit, during the three months ended December 31, 2006;.

  •
  $1,200,000 in proceeds from stock option exercise during the three months ended December 31, 2007, compared to $556,350 during the three months ended December 31, 2006;.

        At December 31, 2007, we had positive working capital of $1,831,377 as compared to positive working capital of $2,248,634 at September 30, 2007.

        At December 31, 2007 and September 30, 2007, cash and cash equivalents were $21,349,012 and $21,599,270, respectively.

        Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of December 31, 2007, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2008. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, debt service and capital expenditures for at least the next 12 months.

Recent Operating Results and Credit Facility

        During the fourth quarter of fiscal 2007 the Company recorded a non-cash impairment charge of approximately $38.8 million to write off goodwill and intangibles within the IPA Management segment, which resulted in losses in the Company's core operations during 2007, although operating activities have generated positive cash flows from 2005 to 2007. The improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries has required and will continue to require significant investment and management attention. The Company is undertaking a review of its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

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

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative convents as of September 30, 2007 and for periods thereafter as discussed in Note 6. The Company did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and to amend the financial covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a minimum EBITDA for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligation under the waiver and the amended credit facility agreement constitutes an additional event of default.

        As discussed in Note 6, for the period January 28, 2008 through April 10, 2008, interest was assessed at default interest rates. Under the April 2008 forbearance agreement, the applicable margin on the first and second lien term loans and the revolver were permanently increased effective April 10, 2008. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders.

        Management has implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. The Company also plans to divest non-strategic assets to reduce debt service. Management believes that it will be able to comply with all covenants, as modified, at least for the next twelve months, including filing its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008, and timely filing of its Form 10-Q for the quarter ended June 30, 2008 and its Form 10-K for the year ended September 30, 2008. As such, scheduled payments due after twelve months have been classified as non-current liabilities at September 30, 2007 and December 31, 2007.

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

Contractual Obligations

        In our annual report on Form 10-K filed on June 2, 2008, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

Critical Accounting Policies

        In Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies", we have provided a discussion of the critical accounting policies that management believes affect its more significant judgements and estimates used in the preparation of our Consolidated Financial Statements.

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

        We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month ("PMPM") cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of December 31, 2007 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of December 31, 2007 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$5,088,000
(2)%	$3,392,000
(1)%	$1,696,000
1%	$(1,696,000)
2%	$(3,392,000)
3%	$(5,088,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(684,000)
(2)%	$(456,000)
(1)%	$(228,000)
1%	$228,000
2%	$456,000
3%	$684,000

        Additionally, for each 1% (hypothetical) difference between our December 31, 2007 estimated claims liability (of $21,437,898) and the actual claims incurred run-out, net loss for the three months ended December 31, 2007 would increase or decrease by approximately $214,000, or approximately $0.02 per diluted share.

        The following table shows the components of the change in medical claims and benefits payable for the three months ended December 31, 2007 and 2006 :

	2007	2006
IBNR as of beginning of period	$22,638,960	$11,400,000
Health care claim expenses incurred during the period:
Related to current period	23,456,624	13,057,127
Related to prior periods	(525,929)	913,000

Total incurred	22,930,695	13,970,127

Health care claims paid during the period:
Related to current period	(7,498,452)	(4,309,460)
Related to prior periods	(16,633,305)	(8,760,667)

Total paid	(24,131,757)	(13,070,127)

IBNR as of end of period	$21,437,898	$12,300,000

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

        Through December 31, 2007, the $525,929 changes in estimate related to IBNR as of September 30, 2007 represented approximately 2.3% of the IBNR balance as of September 30, 2007, approximately 0.8% of claims expense and after consideration of tax effect, approximately 0.9% of net loss for the year then ended. Through December 31, 2006, the $913,000 changes in estimate related to IBNR as of September 30, 2006 represented approximately 8.0% of the IBNR balance as of September 30, 2006, approximately 1.8% of claims expense and, after consideration of tax effect, approximately 11.2% of net income for the year then ended.

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

        As of December 31, 2007, we had cash and cash equivalents of $21,349,012. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in U.S. bank certificate of deposits and overnight, high yield money market funds. Our cash is held at financial institutions with strong credit ratings. While the amounts at certain institutions exceed the $100,000 federal insurance limit, we have reviewed the financial condition of these institutions and the issues of the securities on a periodic basis and do not believe there is a high level of risk. As of December 31, 2007, we had $636,592 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if the market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Although money market funds are not insured, they are not typically subject to material market risk as these funds are highly regulated as to the diversification, of the portfolio, maturities and credit ratings of individual securities that the fund may invest in. In addition, we have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Assuming a hypothetical 10% change in interest rates, there would be no material impact on our future earnings and cash flows related to these instruments, or their fair value.

        We financed our acquisitions through variable-rate debt. In the normal course of business, we have exposures to interest rate risk from our long-term debt. To manage these risks, we have entered into derivative instruments such as interest rate swaps. We do not hold or issue financial instruments for trading purposes. In fiscal 2008, our derivative instruments consisted of two interest rate swaps designated, or in the process of being designated, as cash flow hedges.

        At December 31, 2007, we had $142.5 million of borrowings under variable interest rate facilities. Under the interest rate swap agreements entered into in May 2007 in connection with the ProMed acquisition and in September 2007 in connection with the Alta acquisition, the notional amounts of these swaps are scheduled to decline in order to reflect certain scheduled and anticipated principal payments under the term loan facilities. Under these swaps, we are required to make quarterly fixed rate payments to the counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the counterparties are obligated to make certain quarterly floating rate payments to us referencing the same notional amount. Based on the current applicable margin. Our interest rate swaps effectively convert the variable-rate debt to fixed-rate debt at a blended average LIBOR rate of 5.13% through their maturities. For terms relating to our long-term debt, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

        Evaluation of Disclosure Controls and Procedures:    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This evaluation was conducted as of December 31, 2007, the end of the period covered by this report. Based on this evaluation, in light of the material weaknesses in internal control over financial reporting as of September 30, 2007 and which have not been fully remediated as of December 31, 2007 as discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Changes in Internal Controls:    The principal executive officer and principal financial officer have concluded that, other than the specific changes identified in this Item 9A, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        During our review of these material weaknesses in Alta's internal control over financial reporting, we have identified the reasons for the material weaknesses and have taken, and intend to continue taking, steps to strengthen Alta's internal control over financial reporting, as described in more detail below. Although these material weaknesses relate only to Alta, this report includes Alta's operations and earnings for the first quarter of 2008 and these material weaknesses had not been fully remediated as of December 31, 2007. Therefore, we have concluded that material weaknesses existed in our internal control over financial reporting as of December 31, 2007.

        Our Audit Committee engaged independent counsel, who, together with various advisers, assisted the Audit Committee in conducting an extensive investigation into the events that gave rise to the misstatements in the Alta financial statements for the year ended December 31, 2006. The Audit Committee concluded the investigation in March 2008 and did not find any intentional wrongdoing in the preparation of the Alta financial statements, but confirmed the need for improvements in internal control and control over financial reporting, as more fully discussed below.

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

        Remediation Steps to Address Material Weaknesses:    Based on findings of material weaknesses in our internal control over financial reporting as of December 31, 2007 as described above, we have taken steps to strengthen our internal controls over the more complex accounting areas, namely, recording of reimbursements due from third-party payors, accounting for receivables from government disproportionate share programs, and valuation of general hospital accounts receivable balances. We have significantly added to the expertise and depth of personnel within the Alta finance department, including the appointment of a highly qualified Chief Financial Officer, with specific and significant expertise in the critical areas identified above. We also intend to expand our financial accounting and reporting team at our corporate location, including the establishment of an internal audit function, to strengthen the overall financial statement close process and to provide additional oversight on financial accounting and reporting matters throughout our organization. However, not all of these remediation steps were in place as of December 31, 2007 and, as such, the conclusion of management is that material weaknesses existed as of that date. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. These measures include, but are not limited to, the following:

  •
  The hiring of highly qualified financial personnel, including the appointment of an appropriately qualified Alta Chief Financial Officer, with specific expertise in the areas where material weaknesses were noted;

  •
  The development of a financial reporting responsibility matrix, whereby all general ledger accounts and financial statement line items are specifically assigned to a specific member of the finance department to perform monthly, quarterly and year-end analysis, with an assigned, appropriately qualified, reviewer formally signing off on the analysis at each close;

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.    Risk Factors.

        The following risk factors, although discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed on June 2, 2008, were not included in the list of risk factors in Item 1A of that report and have therefore been included here:

Our revenue and profitability may be significantly reduced or eliminated if management is unable to successfully execute the turnaround plan to improve the operating results of our IPA Management segment.

        We have implemented a turnaround plan to improve the operating results of our IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. If we are unable to successfully execute the turnaround plan, our revenue and profitability may be significantly reduced or eliminated.

There can be no assurance that all identified material weaknesses in our internal controls will be remediated before the required due date under the Sarbanes-Oxley Act of 2002 for management to report on internal controls.

        While we have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002, there can be no assurance that all identified material weaknesses will be remediated before the September 30, 2008 due date for management to report on internal controls.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially, all of the Company's assets are pledged to secure the credit facility. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarter ended December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased to 500 to 750 basis points effective April 10, 2008. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

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

        The Company believes that it will be able to comply with the adjusted financial ratios through at least the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at December 31, 2007. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond the next twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        We filed proxy materials with the SEC on September 28, 2007 for an annual meeting of stockholders that was scheduled to be held on November 14, 2007 but was postponed, with no vote having been taken. Otherwise, no matter was submitted to a vote of stockholders through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The following documents are being filed as exhibits to this report:

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(2)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(3)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(3)
4.1	Specimen Common Stock Certificate(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.

(2)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 20, 2007, and incorporated herein by reference.

(3)
Previously filed as an exhibit to our Form 8-K current report on August 10, 2007, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

June 9, 2008	/s/ SAMUEL S. LEE Samuel S. Lee Chief Executive Officer (Principal Executive Officer)

June 9, 2008	/s/ MIKE HEATHER Mike Heather Chief Financial Officer (Principal Financial Officer)

QuickLinks

PROSPECT MEDICAL HOLDINGS, INC. Index Part I—Financial Information
PART I—FINANCIAL INFORMATION
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PROSPECT MEDICAL HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES