Form 10-Q
period 2008-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2008-06-16
CIK 1063561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

        The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of June 9, 2008 was 11,782,567.

PROSPECT MEDICAL HOLDINGS, INC.

Index

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,638,717	$21,599,270
Investments, primarily restricted certificates of deposit	636,592	636,592
Patient accounts receivable, net of allowance for doubtful accounts of $4,510,000 and $4,447,000 at March 31, 2008 and September 30, 2007	19,430,942	15,840,292
Government program receivables	2,478,248	4,273,944
Risk pool receivables	184,514	179,184
Other receivables, net of allowances of $763,000 and $632,000 at March 31, 2008 and September 30, 2007	3,008,719	2,558,566
Notes receivable, current portion	60,424	59,072
Refundable income taxes	3,514,080	5,041,272
Deferred income taxes, net	3,394,872	3,394,872
Prepaid expenses and other	4,980,715	3,816,069

Total current assets	61,327,823	57,399,133
Property, improvements and equipment:
Land and land improvements	18,498,720	18,492,620
Buildings	22,353,209	22,233,000
Leasehold improvements	2,202,745	2,013,128
Equipment	10,436,519	9,651,475
Furniture and fixtures	1,004,445	998,482

	54,495,638	53,388,705
Less accumulated depreciation and amortization	(6,815,122)	(5,094,318)

Property, improvements and equipment, net	47,680,516	48,294,387
Notes receivable, long term portion	415,269	490,260
Deposits and other assets	1,067,487	914,121
Deferred financing costs	6,323,381	7,430,636
Goodwill	129,116,945	129,121,934
Other intangible assets, net	49,864,445	51,989,017

Total assets	$295,795,866	$295,639,488

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	March 31, 2008	September 30, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$23,226,379	$22,638,960
Accounts payable and other accrued liabilities	12,234,579	14,972,096
Third-party settlements	939,403	1,034,170
Accrued salaries, wages and benefits	8,080,548	6,897,913
Current portion of capital leases	334,470	355,966
Current portion of long-term debt	10,750,000	8,000,000
Other current liabilities	5,623,574	1,251,394

Total current liabilities	61,188,953	55,150,499
Long-term debt, less current portion	136,250,000	138,750,000
Deferred income taxes	24,022,260	28,669,304
Malpractice reserve	664,375	645,000
Capital leases, net of current portion	628,614	644,058
Interest rate swap liability	10,716,417	1,934,016
Other long-term liabilities	231,368	231,368

Total liabilities	233,701,987	226,024,245
Minority interest	87,983	79,486
Shareholders' equity:
Preferred stock, $.01 par value 5,000,000 shares authorized, 1,672,880 issued and outstanding at March 31, 2008 and September 30, 2007	16,728	16,728
Common stock, $0.01 par value; 40,000,000 shares authorized; 11,782,567 and 11,402,567 shares issued and outstanding at March 31, 2008 and September 30, 2007	117,826	114,025
Additional paid-in capital	87,140,198	89,751,225
Accumulated other comprehensive loss	(5,408,877)	(255,253)
Accumulated deficit	(19,859,979)	(20,090,968)

Total shareholders' equity	62,005,896	69,535,757

Total liabilities and shareholders' equity	$295,795,866	$295,639,488

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Revenues:
Managed care revenues	$54,946,620	$33,326,986	$109,921,005	$68,154,983
Net patient revenues	32,396,126	—	59,682,354	—

Total revenues	87,342,746	33,326,986	169,603,359	68,154,983
Operating expenses:
Managed care cost of revenues	42,830,455	26,170,356	87,219,565	52,206,382
Hospital operating expenses	20,966,977	—	38,968,324	—
General and administrative	15,936,555	9,081,430	30,249,834	17,158,498
Depreciation and amortization	1,918,542	391,207	3,845,376	783,026

Total operating expenses	81,652,529	35,642,993	160,283,099	70,147,906
Operating income from unconsolidated joint venture	694,218	499,637	1,168,959	763,579

Operating income (loss)	6,384,435	(1,816,370)	10,489,219	(1,229,344)
Other income (expense):
Investment income	149,068	222,330	443,192	463,862
Interest expense and amortization of deferred financing costs	(5,382,991)	(234,598)	(9,679,078)	(501,579)
Loss on interest rate swap	—	—	(876,680)	—

Total other income (expense), net	(5,233,923)	(12,268)	(10,112,566)	(37,717)

Income (loss) before income taxes	1,150,512	(1,828,638)	376,653	(1,267,061)
Provision (benefit) for income taxes	419,525	(736,690)	137,168	(511,338)

Net income (loss) before minority interest	730,987	(1,091,948)	239,485	(755,723)
Minority interest	3,000	(675)	8,497	1,872

Net income (loss) before preferred dividend	727,987	(1,091,273)	230,988	(757,595)
Dividends to preferred stockholders	(1,982,999)	—	(3,864,989)	—

Net loss attributable to common stockholders	$(1,255,012)	$(1,091,273)	$(3,634,001)	$(757,595)

Per share data:
Net loss per share attributable to common stockholders—historical:
Basic	$(0.11)	$(0.14)	$(0.31)	$(0.10)

Diluted	$(0.11)	$(0.14)	$(0.31)	$(0.10)

Net income (loss) per share attributable to common stockholders—proforma:
Basic	$0.04	$(0.14)	$0.01	$(0.10)

Diluted	$0.04	$(0.14)	$0.01	$(0.10)

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2008	2007
Operating activities
Net income (loss)	$230,988	$(757,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,845,376	783,026
Amortization of deferred financing costs	447,255	—
Provision for bad debts	2,039,172	(9,016)
Stock based compensation	57,763	355,200
Deferred income taxes, net	(1,234,948)	415,254
Loss on interest rate swaps	876,680	—
Changes in assets and liabilities:
Risk pool receivables	(5,329)	(936,311)
Patient and other receivables	(4,236,454)	210,208
Prepaid expenses and other	(1,164,646)	(47,464)
Refundable income taxes	1,527,192	(1,155,960)
Deposits and other assets	(153,366)	(122,440)
Accrued medical claims and other health care costs payable	587,419	1,765,000
Accounts payable and other accrued liabilities	(1,117,625)	(1,916,384)

Net cash provided by (used in) operating activities	1,699,477	(1,416,482)
Investing activities
Purchases of property, improvements and equipment	(921,460)	(358,674)
Collections on notes receivable	25,814	14,792
Decrease in restricted certificates of deposit	—	200,554
Capitalized expenses related to acquisitions	(15,863)	(375,659)
Other investing activities	8,496	(10,562)

Net cash used in investing activities	(903,013)	(529,549)
Financing activities
Borrowings on line of credit	10,750,000	—
Repayments on line of credit	(8,000,000)	(2,500,000)
Repayments of long term debt	(2,500,000)	(1,400,000)
Payments on capital leases	(207,017)	—
Proceeds from exercises of stock options and warrants	1,200,000	1,726,385
Excess benefits from options exercised	—	229,368

Net cash provided by (used in) financing activities	1,242,983	(1,944,247)

Net increase (decrease) in cash and cash equivalents	2,039,447	(3,890,278)
Cash and cash equivalents at beginning of period	21,599,270	16,623,407

Cash and cash equivalents at end of period	$23,638,717	$12,733,129

Supplemental cash flow information
Non-cash investing and financing activities:
Dividend on preferred shares	$3,864,989	$—

Equipment acquired under capital lease	$170,077	$—

Change in interest rate swap liability recorded as other comprehensive loss, net of tax	$5,153,624	$—

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Business

        Prospect Medical Holdings, Inc. ("Prospect", or the "Company") is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Healthcare System, Inc. ("Alta"), the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two reportable segments, IPA Management and Hospital Services, as discussed below.

        As further discussed in Note 7, the operating results for the three-month and six-month periods ended March 31, 2008 include the ProMed Entities acquired on June 1, 2007 and Alta acquired on August 8, 2007.

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

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative convents as of September 30, 2007 and for periods thereafter as discussed in Note 6. The Company did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended. The Company filed its Form 10-K on June 2, 2008 and its Form 10-Q for the quarter ended December 31, 2007 on June 9, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and to amend the financial

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

1. Business (Continued)

covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a minimum EBITDA for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligation under the waiver and the amended credit facility agreement constitutes an additional event of default. As noted above, the Company filed its Form 10-K on June 2, 2008 and its Form 10-Q for the quarter ended December 31, 2007 on June 9, 2008.

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

        Management has implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. Proceeds from any future sale of non-strategic assets will be used to reduce debt service. Management believes that it will be able to comply with all covenants, as modified, at least through the next twelve months, including filing its Form 10-Q for the quarter ended March 31, 2008 by June 16, 2008, and timely filing of its Form 10-Q for the quarter ended June 30, 2008 and its Form 10-K for the year ended September 30, 2008 and has included scheduled payments due after twelve months from the balance sheet date as non-current liabilities at September 30, 2007 and March 31, 2008.

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

IPA Management

        The IPA Management segment is a health care management services organization that develops integrated delivery systems, and provides medical management systems and services to affiliated medical organizations. The affiliated medical organizations employ and/or contract with physicians and professional medical corporations, and contract with managed care payors. Prospect currently manages

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

1. Business (Continued)

the provision of prepaid health care services for its affiliated medical organizations in Southern California.

Hospital Services

        Alta Healthcare System, Inc. ("Alta"), acquired on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. Alta and its subsidiaries (collectively, the Hospital Services segment) own and operate four hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers, including commercial insurance carriers, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs").

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

2. Significant Accounting Policies (Continued)

Revenues and Cost Recognition

        Revenues by reportable segments are comprised of the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
IPA Management(1)
Capitation	$54,133,965	$32,455,047	$108,216,088	$66,547,337
Fee for service	582,864	516,999	1,181,974	899,879
Management fees	146,767	193,102	254,395	457,169
Other	83,024	161,838	268,548	250,598

Total managed care revenues	$54,946,620	$33,326,986	$109,921,005	$68,154,983

Hospital Services(2)
Inpatient	$30,159,537	$—	$55,250,624	$—
Outpatient	1,860,356	—	3,581,715	—
Other	376,233	—	850,015	—

Total net patient revenues	$32,396,126	$—	$59,682,354	$—

Total revenues	$87,342,746	$33,326,986	$169,603,359	$68,154,983

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

March 31, 2008

(Unaudited)

2. Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. The components of comprehensive loss for the periods ended March 31 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net income (loss)	$727,987	$(1,091,273)	$230,988	$(757,595)
Change in fair value of interest rate swaps, net of taxes	(2,951,145)	—	(5,153,624)	—

Comprehensive loss	$(2,223,157)	$(1,091,273)	$(4,922,635)	$(757,595)

3. Stock Based Compensation

        The Company has stock option agreements with certain directors, officers and employees. Under Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payments," compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant estimated using an option pricing model.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

3. Stock Based Compensation (Continued)

        Option activity for the six months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Months)
Outstanding as of September 30, 2007	2,249,906	$4.57	$—	—
Granted	—	—	—	—
Exercised	(380,000)	—	—	—
Forfeited	(39,020)	—	—	—

Outstanding as of March 31, 2008	1,830,886	$4.83	$—	22

Vested and exercisable as of March 31, 2008	1,754,129	$4.82	$—	20

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value. As discussed in Note 1, due to untimely filing of its Form 10-K for the year ended December 31, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008, trading of the Company's shares was suspended effective January 16, 2008. As such, the aggregate intrinsic value of the outstanding and the vested and exercisable stock options at March 31, 2008, could not be determined.

        No stock options were granted during the six months ended March 31, 2008. During the six-months ended March 31, 2007, the Company granted 120,000 fully vested options to its outside directors at an exercise price of $5.81 per share and recognized expense of $355,200. During the six months ended March 31, 2008, options for 380,000 common shares were exercised for net proceeds of $1,200,000 and 39,020 options were forfeited. The aggregate intrinsic value of the options exercised was $741,700. During the six months ended March 31, 2007, options for 495,917 common shares were exercised for cash and on a cashless basis for net proceeds of $940,223 and 46,932 options were forfeited. The aggregate intrinsic value of the options exercised was approximately $1,292,000. No net tax benefits were realized from the fiscal 2008 exercises of stock options as the Company was in a net taxable loss position in the first quarter of fiscal 2008. The Company realized net tax benefits of $229,368 in the six months ended March 31, 2007, from those exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital. At March 31, 2008, there were 76,757 unvested options and compensation of $134,780 for the unvested options will be recognized ratably over the remaining two year vesting period. At March 31, 2007, there were no unvested awards and no unrecognized stock-based compensation costs.

        In January 2007, warrants for 484,545 common shares were exercised for cash and on a cashless basis for net proceeds of $786,162 and warrants for 14,564 common shares were forfeited.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

4. Earnings Per Share

        We follow SFAS No. 128, "Earnings per Share," which established standards regarding the computation of basic and diluted earnings per share ("EPS"). Net income is reduced by preferred stock dividends to determine earnings attributable to common stockholders for the period. Basic net income per share is then calculated by dividing income attributable to common stockholders by the weighted average number of common shares outstanding.

        The calculations of basic and diluted net income per share for the three months and six months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Basic:
Net loss attributable to common stockholders	$(1,255,012)	$(1,091,273)	$(3,634,001)	$(757,595)

Weighted average number of common shares outstanding	11,782,567	7,695,393	11,747,942	7,481,804

Basic net loss earnings per share attributable to common stockholders	$(0.11)	$(0.14)	$(0.31)	$(0.10)

Diluted:
Net loss attributable to common stockholders	$(1,255,012)	$(1,091,273)	$(3,634,001)	$(757,595)

Weighted average number of common shares outstanding	11,782,567	7,695,393	11,747,942	7,481,804
Weighted average number of dilutive common equivalents from options and warrants to purchase common stock	—	—	—	—

	11,782,567	7,695,393	11,747,942	7,481,804

Diluted loss earnings per common share	$(0.11)	$(0.14)	$(0.31)	$(0.10)

        The number of options and warrants excluded from the computation of diluted earnings per share in the three-month and six-month periods ended March 31, 2008, were 1,830,886, and 1,016,536, respectively, prior to the application of the treasury stock method, due to their antidilutive effect. Options and warrants excluded from diluted earnings per share in the three-month and six-month periods ended March 31, 2007 were 2,389,398 and 1,016,536, respectively. 1,672,880 preferred shares have also been excluded from diluted earnings per share in the 2008 periods, since their conversion is contingent upon shareholder approval and would have been anti-dilutive.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

4. Earnings Per Share (Continued)

        The following proforma basic and diluted earnings per share assumes the conversion of preferred shares into common stock at a ratio of 1:5 at the beginning of the first quarter of fiscal 2008:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Basic:
Net loss attributable to common stockholders—historical	$(1,255,012)	$(3,634,001)
Add dividend to preferred stockholders	1,982,999	3,864,989

Net income attributable to common stockholders—proforma	$727,987	$230,988

Weighted average number of common shares outstanding—historical	11,782,567	11,747,942
Add number of preferred shares converted to common shares	8,364,400	8,364,400

Weighted average number of common shares outstanding—proforma	20,146,967	20,112,342

Basic net income per share attributable to common stockholders—proforma	$0.04	$0.01

Diluted:
Net loss attributable to common stockholders—historical	$(1,255,012)	$(3,634,001)
Add dividend to preferred stockholders	1,982,999	3,864,989

Net income attributable to common stockholders—proforma	$727,987	$230,988

Weighted average number of common shares outstanding—historical	11,782,567	11,747,942
Add number of preferred shares converted to common shares	8,364,400	8,364,400
Add weighted average number of dilutive common equivalent shares from options and warrants to purchase common stock	*—	*—

Weighted average number of dilutive common shares outstanding—proforma	20,146,967	20,112,342

Diluted net income per share attributable to common stockholders—proforma	$0.04	$0.01

        *  No effect has been given to the dilutive common equivalent shares from options and warrants since the Company's common stock suspended trading on January 16, 2008 and the weighted average share price cannot be determined for the periods presented.

5. Related Party Transactions

        Prospect Medical Holdings, Inc. has a controlling financial interest in the affiliated physician organizations included in its consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

5. Related Party Transactions (Continued)

establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. is currently the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and is the Chief Executive Officer of each of Prospect's subsidiary physician organizations, except for AMVI/Prospect and Nuestra. Dr. Terner is also a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer.

        The Company had an employment agreement with Dr. Terner that expires August 1, 2008 and provides for base compensation ($400,000 per year) and further provides that if the Company terminates Dr. Terner's employment without cause, the Company will be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to $1,237,500. Dr. Terner resigned as the Chief Executive Officer effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In consideration for Dr. Terner's resignation as chairman of the board and other promises in his resignation agreement, and in satisfaction of our contractual obligations under Dr. Terner's employment agreement, we agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000. A charge will be recorded in the third quarter of 2008 for the present value of the payments payable to Dr. Terner's family trust.

        Dr. Terner has agreed to continue to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and its subsidiary physician organizations until a suitable replacement can be found.

        Through the ProMed acquisition, the Company acquired the lease of an office facility which is owned by a shareholder of the Company, who formerly was an executive officer and shareholder of ProMed. The total lease payments in the six months ended March 31, 2008 under this lease were approximately $232,000.

6. Long Term Debt

        Long-term debt at March 31, 2008 and September 30, 2007, respectively, consists of the following:

	March 31, 2008	September 30, 2007
Term loan	$141,250,000	$143,750,000
Revolving credit facility, interest at prime rate plus applicable margin	5,750,000	3,000,000

	$147,000,000	$146,750,000
Less current maturities	(10,750,000)	(8,000,000)

	$136,250,000	$138,750,000

        On September 27, 2004, the Company entered into a senior secured credit facility with Residential Funding Corporation ("RFC," a subsidiary of General Motors Acceptance Corporation) that consisted

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

6. Long Term Debt (Continued)

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

        All amounts owing to RFC ($7,842,000, plus $209,000 of prepayment penalties) were repaid on June 1, 2007, from proceeds of a new three-year senior secured credit facility entered into with Bank of America, in connection with the purchase of the ProMed Entities (see Note 7). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which had not been drawn). The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points (8.70% at March 31, 2008), with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points (12.95% at March 31, 2008), with all principal due at maturity and a revolving credit facility of $10,000,000 which bears interest at prime plus a margin that ranges from 275 to 300 basis points based on the consolidated leverage ratio (10.25% at March 31, 2008). The Company may borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid. $3 million was drawn on the revolving line of credit at closing with an additional $2.75 million in the first and second quarters of 2008, which remained outstanding at March 31, 2008.

        The Company recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which will be amortized over the term of the related debt using the effective interest method.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

6. Long Term Debt (Continued)

average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, the Company is ultimately obligated for all amounts due and payable under its existing credit facility.

        The interest rate swap agreements are designated as cash flow hedges of expected interest payments on long term debt with the effective date of the $48,000,000 swap being December 31, 2007 and the effective date of the $97,750,000 swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps are charged to other expense. Total gains or losses on all cash flow swaps charged to earnings for the six-month period ended March 31, 2008 were approximately $877,000. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges are initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The cumulative loss recorded in other comprehensive income at March 31, 2008 that is expected to be reclassified to interest expense in the future is approximately $5,409,000, after tax. There were no components of cash flow hedges that were excluded from the assessment of effectiveness.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially, all of the Company's assets are pledged to secure the credit facility. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company also failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the trailing twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008 and its Form 10-Q for the quarter ended December 31, 2007 on June 9, 2008.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

6. Long Term Debt (Continued)

the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligations under the waiver and the amended credit facility agreement constitutes additional events of default. As noted above, the Company filed its Form 10-K on June 2, 2008 and its Form 10-Q for the quarter ended December 31, 2007 on June 9, 2008. The Company has met all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios at least for the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at September 30, 2007 and March 31, 2008. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining the waivers and amendments, the Company was required to pay $675,000 in fees to Bank of America, $2,274,000 in forbearance fees to the lenders, $400,000 in legal and consulting fees to the lenders' advisors, and add 1% to the principal balance of the first and second lien debt of $1,415,000. In addition, the Company will incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. Interest expense for the quarter ended March 31, 2008 includes interest at the default rates referenced above and $762,500 paid to the lenders under the forbearance agreements. The Company also incurred $610,931 in fees to the lenders and their advisors related to the forbearance agreements, which was included in general and administrative expenses. In addition, under the amended senior credit facility agreement, all net proceeds from any future sale of one or more of the Company's IPAs are to be used to prepay the outstanding balance of the first lien debt (see Note 12).

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Acquisition

ProMed Entities

        On June 1, 2007, the Company and its affiliated physician organization, Prospect Medical Group, Inc. ("PMG") completed the acquisition of ProMed Health Services Company, a California corporation and its subsidiary, ProMed Health Care Administrators, Inc. (collectively referred to as "ProMed Health Care Administrators"), and two affiliated IPAs; Pomona Valley Medical Group, Inc., dba ProMed Health Network ("Pomona Valley Medical Group"), and Upland Medical Group, Inc. ("Upland Medical Group"), (collectively referred to as the "ProMed Entities"). ProMed Health Care Administrators ("PHCA") manages the medical care of HMO enrollees served by Pomona Valley Medical Group and Upland Medical Group. Total purchase consideration of $48,000,000 included $41,040,000 of cash and 1,543,237 shares of Prospect Medical common stock valued at $6,960,000, or $4.51 per share. The transaction is referred to as the "ProMed Acquisition."

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

Alta Healthcare System, Inc.

        On August 8, 2007, the Company acquired the outstanding common shares of Alta Healthcare System, Inc., a California corporation ("Alta") and the name of the surviving entity was changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the "Alta Acquisition." Alta is a private, for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 340 licensed beds served by 351 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,895,000, including repayment of approximately $41,500,000 of Alta's existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of $1,117,714. Each share of preferred stock will automatically convert into five common shares upon approval by a shareholders vote that was scheduled for November 2007 but was postponed and is anticipated to be convened in mid (calendar) 2008. Until conversion occurs, each share of preferred stock accrues dividends at 18% per year, compounding annually. However, no dividends will be paid upon conversion to common shares. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Acquisition (Continued)

valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock's closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of common share on the acquisition date plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was $153,772,000. At March 31, 2008, accrued dividends of $4,987,308 were included in other current liabilities. Upon conversion of the preferred shares into common shares at the next scheduled shareholders' meeting, the accrued dividends are expected to be forgiven and the liability will be reclassified to additional paid-in capital.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Acquisition (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, and cash paid for the ProMed Entities and Alta.

        The allocation of the purchase price for the ProMed and Alta acquisitions is as follows:

	ProMed	Alta
Acquisition costs
Cash consideration	$41,040,000	$51,257,675
Stock consideration	6,960,000	61,030,284
Debt assumption and repayments	—	41,484,650
Direct acquisition costs	372,330	1,117,714

Aggregate purchase consideration	$48,372,330	$154,890,323

Allocation of purchase price
Net tangible assets	$3,622,143	$54,001,536
Amortizable intangibles:
Customer relationships	$25,200,000	$—
Trade names	9,450,000	14,140,000
Covenants not-to-compete	940,000	2,240,000
Provider networks	1,200,000	—

Total amortizable intangible assets	$36,790,000	$16,380,000

Net deferred tax liabilities on book-tax basis difference in assets acquired	(14,663,043)	(21,984,928)

Goodwill	22,623,230	106,493,715

	$48,372,330	$154,890,323

Net cash paid
Aggregate purchase consideration	$48,372,330	$154,890,323
Stock consideration	(6,960,000)	(61,030,284)
Cash acquired	(5,331,339)	(376,182)

Net cash paid in acquisition	$36,080,991	$93,483,857

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Acquisition (Continued)

        The following table represents the acquired companies' summarized balance sheet at the date of acquisition:

	ProMed	Alta
Cash	$5,331,339	$376,182
Other current assets	5,890,305	26,052,818
Property and equipment	375,972	46,804,000
Other noncurrent assets	77,459	—
Accounts payable and current liabilities	(8,052,932)	(17,902,876)
Other noncurrent liabilities acquired	—	(1,328,588)

Tangible net assets	$3,622,143	$54,001,536

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

        The following unaudited pro forma financial information for the three-month and six-month periods ended March 31, 2007 gives effect to the acquisition of ProMed and Alta as if they had occurred on October 1, 2006. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies, operational or other changes that might have been effected by the Company.

        Significant proforma adjustments include increase in interest expense related to the acquisition debt, increased depreciation and amortization related to fixed assets and amortizable intangibles acquired, adjustment to income taxes for acquired entities that previously operated as S-corporations, reduction in interest income to reflect cash consideration paid and distributions by acquired entities to selling shareholders, the elimination of intercompany management fees among the ProMed Entities and

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Acquisition (Continued)

increased common shares outstanding to reflect shares issued in the acquisitions including the preferred shares on an as-converted basis.

	Three months ended March 31, 2007	Six months ended March 31, 2007
	(Unaudited)	(Unaudited)
Net revenue	$81,294,614	$169,598,862
Net income (loss)	$(3,650,398)	$374,991
Net income (loss) per share:
Basic	$(0.19)	$0.02

Diluted	$(0.19)	$0.02

        No effect has been given to the preferred stock dividends as the pro forma calculations assume the immediate conversion of preferred shares into common stock at the acquisition date.

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

        The accounting policies of the reporting segments are the same as those described elsewhere in this Form 10-Q and in the summary of significant accounting policies in Note 2 to the consolidated financial statements in the Form 10-K for the year ended September 30, 2007. The Company evaluates financial performance and allocates resources primarily based on earnings from continuing operations before interest expense, interest income, income taxes, depreciation and amortization, as well as earnings from operations before income taxes, excluding infrequent or unusual items.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

8. Segment Information (Continued)

        The reporting segments are strategic business units that offer different services within the healthcare continuum. Business in each reporting segment is conducted by one or more direct or indirect wholly-owned subsidiaries of the Company. Each of these subsidiaries has separate governing bodies.

        The following tables summarize certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the three-month and six-month periods ended March 31, 2008:

	As of and for the Three Months Ended March 31, 2008
	IPA Management(1)	Hospital Services	Intersegment Eliminations	Consolidated
Revenues from external customers	$54,946,620	$32,396,126	$—	$87,342,746
Intersegment revenues	—	—	—	—

Total revenues	54,946,620	32,396,126	—	87,342,746

Operating income (loss)	(1,426,726)	7,811,161	—	6,384,435
Investment income	149,068	—	—	149,068
Interest expense	(5,341,713)	(41,278)	—	(5,382,991)

Income (loss) before income taxes	$(6,619,371)	$7,769,883	$—	$1,150,512

Identifiable segment assets	$241,765,016	$74,676,002	$(20,645,152)	$295,795,866

Segment capital expenditures	$106,871	$386,613	$—	$493,484

Segment goodwill	$22,623,230	$106,493,715	$—	$129,116,945

	As of and for the Six Months Ended March 31, 2008
	IPA Management(1)	Hospital Services	Intersegment Eliminations	Consolidated
Revenues from external customers	$109,921,005	$59,682,354	$—	$169,603,359
Intersegment revenues	—	—	—	—

Total revenues	109,921,005	59,682,354	—	169,603,359

Operating income (loss)	(3,257,761)	13,746,980	—	10,489,219
Investment income	443,192	—	—	443,192
Interest expense	(9,599,255)	(79,823)	—	(9,679,078)
Loss on interest rate swaps	(876,680)	—	—	(876,680)

Income (loss) before income taxes	$(13,290,504)	$13,667,157	$—	$376,653

Identifiable segment assets	$241,765,016	$74,676,002	$(20,645,152)	$295,795,866

Segment capital expenditures	$240,619	$850,918	$—	$1,091,537

Segment goodwill	$22,623,230	$106,493,715	$—	$129,116,945

  (1)
  The IPA Management segment includes operating results of Prospect Medical Holdings, Inc., the parent entity. All acquisition-related debt, goodwill and intangibles, including those related to the Hospital

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

8. Segment Information (Continued)

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

  (3)
  During the first and second quarter of 2008, the Company incurred $464,000 and $874,000, respectively, in costs related to the restatement of Alta's pre-acquisition financial statements, preparation of SEC filings and the related special investigation by the Company's audit committee, which was completed in March 2008. These expenses are included in general and administrative expenses of the IPA Management segment in the respective quarters. During the second quarter of 2008, the Company also incurred $1,373,000 in fees to the lenders and their advisors related to the forbearance agreements, of which $762,500 was recorded as interest expense and the balance was included in general and administrative expenses of the IPA Management segment.

9. Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates and for the periods that the financial statements are prepared. Actual results could differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation, liabilities for uncertain income tax positions and valuation allowances for deferred tax assets.

        During the six months ended March 31, 2008 and 2007, we recorded approximately $2,202,000 and $336,000, respectively, in reduced claims expense related to favorable development of fiscal 2007 and 2006 claims.

10. New Accounting Pronouncements

        On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting For Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition,

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

10. New Accounting Pronouncements (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        The Company adopted the provisions of FIN 48 on October 1, 2007. There are no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized no decrease in deferred tax assets or changes in the valuation allowance. There is no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

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

        The adoption of FIN 48 did not impact the Company's consolidated financial condition, results of operations or cash flows. At March 31, 2008, the Company had net deferred tax liabilities of $20.6 million. The net deferred tax liabilities are primarily composed of temporary differences between book and tax balances for intangible and capital assets acquired, losses on interest rate swaps and some loss carryforwards.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157.") This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS No. 157 on October 1, 2008, and is currently evaluating the impact of the provision of SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," ("SFAS No. 159"). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on October 1, 2008 and is currently

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

10. New Accounting Pronouncements (Continued)

evaluating this statement. Management has not yet determined if it will elect to measure any additional financial assets and liabilities at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) establishes new principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In general, SFAS No. 141(R) requires the acquiring entity to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective. This standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including recognition of contingent consideration and most pre-acquisition loss and gain contingencies at their acquisition-date fair values. It will also require companies to expense as incurred transaction costs, and recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination as adjustments to income tax expense. SFAS 141(R) will also place new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141(R) applies prospectively to business combinations in the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on October 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

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

11. Litigation and Contingencies

        Many of the Company's payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

11. Litigation and Contingencies (Continued)

        The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or its results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management's view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company's financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

12. Subsequent Event

        On April 23, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), pursuant to which the Company agreed to sell, subject to buyer's due diligence, all of the issued and outstanding stock of certain of its IPAs for $10 million. Pursuant to the SPA, the Company provided the requested due diligence and schedules on May 21, 2008. The buyer stated that they would not proceed with the transaction unless they received additional time to complete their diligence review. Consequently, the parties are currently in the process of further discussions relating to due diligence, and other possible issues. As discussed in Note 6, pursuant to the amended senior credit facility agreement, all net proceeds from the possible sale are to be used to prepay the outstanding balance of the first lien debt.

        On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to (i) modify the required ratios and (ii) increase the frequency of compliance reporting.

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

  •
  While we have begun a detailed assessment of our internal controls as called for by the Sarbanes Oxley Act of 2002, there can be no assurance that all identified material weaknesses will be remediated before the required due date for management to report on internal controls of September 30, 2008.

  •
  Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

  •
  A deficit in working capital could adversely affect our ability to satisfy our obligations as they come due.

  •
  If our goodwill and intangible assets become impaired, the impaired portion has to be written off, which will materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

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

        Investors should also refer to our Form 10-K annual report filed on June 2, 2008, and our Form 10-Q quarterly report filed on June 9, 2008 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

        Prior to the August 8, 2007 acquisition of Alta, the Company has been primarily a health care management services organization that develops integrated delivery systems and provides medical management systems and services to affiliated medical organizations. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two primary reportable segments.

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

        The fifteen affiliated physician organizations provide medical services to a combined total of approximately 228,000 HMO enrollees at March 31, 2008, including approximately 8,700 AMVI Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

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

        Managed care revenues consist primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustments. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as "Risk Adjustment." Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to Medi-Cal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA's OneCare HMO, as well as management services provided to Brotman Medical Center, an equity investee in which we hold a 38% interest. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also Medi-Cal eligible. Management fee revenue is earned in the month the services are delivered. Managed care revenues include incentive payments from HMOs under

"pay-for-performance" programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond the Company's control, and may vary significantly from year to year.

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

        Revenues are comprised of the following amounts:

	Three months ended March 31,			Six months ended March 31,
			% Increase (Decrease)			% Increase (Decrease)
	2008	2007		2008	2007
Capitation	$54,133,965	$32,455,047	66.8%	$108,216,088	$66,547,337	62.6%
Fee for service	582,864	516,999	12.7%	1,181,974	899,879	31.3%
Management fees	146,767	193,102	(24.0)%	254,395	457,169	(44.4)%
Other	83,024	161,838	(48.7)%	268,548	250,598	7.2%

Total	$54,946,620	$33,326,986	64.9%	$109,921,005	$68,154,983	61.3%

        We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category.

Member Category	As of March 31, 2008	As of March 31, 2007	% Increase (Decrease)
Commercial—owned	170,500	136,800	24.6%
Commercial—managed	1,300	1,300	0.0%
Senior—owned	22,800	13,700	66.4%
Senior—managed	100	100	0.0%
MediCal—owned	26,400	11,000	140.0%
MediCal—managed	7,300	5,900	23.7%

Total	228,400	168,800	35.3%

        The following table details total paid member months, by member category, for the three-month and six-month periods ended March 31, 2008 and 2007:

	Three months ended March 31,			Six months ended March 31,
			% Increase (Decrease)			% Increase (Decrease)
	2008	2007		2008	2007
Commercial—owned	514,500	415,800	23.7%	1,059,100	835,300	26.8%
Commercial—managed	4,000	3,900	2.6%	7,900	7,800	1.3%
Senior—owned	69,900	41,800	67.2%	139,900	83,800	66.9%
Senior—managed	400	400	0.0%	800	1,000	(20.0)%
MediCal—owned	78,400	28,100	179.0%	154,000	58,900	161.5%
MediCal—managed	21,500	17,500	22.9%	44,700	34,800	28.4%

	688,800	507,500	35.7%	1,402,500	1,021,600	37.3%

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

        Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and favorable senior capitation risk adjustment payments we receive. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, the Company also records the discretionary physician bonuses in the same period. Since incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

        Beginning with the first quarter of fiscal 2007 and continuing through the quarter ended December 31, 2007, the Company has experienced an increase in fee for service claims costs per member per month. In December 2007, the Company undertook a turnaround plan to increase health plan reimbursements and reduce medical spending in our core operations by renegotiating payor and provider contracts, capitalizing certain specialties, strengthening claims adjudication and audit functions, accelerating claims recovery, adopting a new fee schedule for non-contract claims, and improving medical management. These measures have begun to reduce claims costs in our core operations in the quarter ended March 31, 2008.

        G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Hospital Services

        The Hospital Services segment owns and operates four urban acute-care community hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and out patient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payors including some commercial insurance carriers, Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs"). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The hospitals are also eligible for State of California Disproportionate Share ("DSH") payments based on a prospective payment system for hospitals that serve large proportions of low-income patients.

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

        Medicare: Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons with end-stage renal disease and certain other beneficiary categories. Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic, and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. The Company is also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audit thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement.

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

        Managed Care: The Company also receives payment from certain commercial insurance carriers, HMOs, and PPOs, though generally does not enter into contracts with these entities. The basis for payment under these agreements includes the Company's standard charges for services.

        Self Pay: Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital's indigent and charity care policy.

        The following tables show the approximate percentages of net patient revenue from each major payer category during the three-month and six-month periods ended March 31, 2008. Net patient revenues are defined as revenues from all sources of patient care after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

	Three months ended March 31, 2008	Six months ended March 31, 2008
Medicare	$17,297,146	$32,170,010
Medi-Cal	13,256,236	24,067,014
Managed care	954,193	1,656,679
Self pay	512,318	938,636
Other	376,233	850,015

Total	$32,396,126	$59,682,354

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

        Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectability of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided.

        The following table details operating data of our hospital services facilities for the three-month and six-month periods ended March 31, 2008:

	Three months ended March 31, 2008	Six months ended March 31, 2008
Total net revenues	$32,396,126	$59,682,354
Operating income before income taxes	7,811,161	13,746,980
Total assets as of March 31, 2008	74,676,002	74,676,002
Average licensed beds	339	339
Average available beds	331	331
Inpatient admissions	3,742	7,067
Average length of patient stay (days)	5.5	5.3
Patient days	22,700	41,620
Occupancy rate for licensed beds	73.4%	68.0%
Occupancy rate for available beds	75.4%	69.9%

        Operating expenses of our Hospital Services segment include salaries, benefits and other compensation paid to physicians and health care professionals that are employees of our hospitals; medical supplies; consultant and professional services; and provision for doubtful accounts.

        General and administrative expenses of our Hospital Services segment includes salaries, benefits and other compensation for our Hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Results of Operations

IPA Management

        The following table sets forth results of operations for our IPA Management segment for the three-month and six-month periods ended March 31, 2008 and 2007:

	Three months ended March 31,			Six months ended March 31,
			% Increase (Decrease)			% Increase (Decrease)
	2008	2007		2008	2007
Managed care revenues:
Capitation	$54,133,965	$32,455,047	66.8%	$108,216,088	$66,547,337	62.6%
Fee for service	582,864	516,999	12.7%	1,181,974	899,879	31.3%
Management fees	146,767	193,102	(24.0)%	254,395	457,169	(44.4)%
Other revenues	83,024	161,838	(48.7)%	268,548	250,598	7.2%

Total managed care revenues	54,946,620	33,326,986	64.9%	109,921,005	68,154,983	61.3%
Managed care cost of revenues:
PCP capitation	9,605,144	6,018,320	59.6%	19,308,611	11,894,919	62.3%
Specialist capitation	10,766,682	4,820,145	123.4%	21,609,237	10,101,228	113.9%
Claims expense	21,219,355	14,411,274	47.2%	44,150,050	28,381,401	55.6%
Physician salaries	931,176	741,854	25.5%	2,003,712	1,370,306	46.2%
Other cost of revenues	308,098	178,763	72.3%	147,955	458,528	(67.7)%

Total managed care cost of revenues	42,830,455	26,170,356	63.7%	87,219,565	52,206,382	67.1%
Gross margin	12,116,165	7,156,630	69.3%	22,701,440	15,948,601	42.3%
General and administrative expenses	13,025,138	9,081,430	43.4%	24,714,424	17,158,498	44.0%
Depreciation and amortization expense	1,211,972	391,207	209.8%	2,413,736	783,026	208.3%

Total non-medical expenses	14,237,110	9,472,637	50.3%	27,128,160	17,941,524	51.2%
Income from unconsolidated joint venture	694,218	499,637	38.9%	1,168,959	763,579	53.1%

Operating loss	$(1,426,726)	$(1,816,370)	(21.5)%	$(3,257,761)	$(1,229,344)	165.0%

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Managed care revenues:
Capitation revenue	98.5%	97.3%	98.4%	97.6%
Fee for service revenue	1.1%	1.6%	1.1%	1.3%
Management fees	0.3%	0.6%	0.2%	0.7%
Other revenues	0.2%	0.5%	0.2%	0.4%

Total managed care revenues	100.0%	100.0%	100.0%	100.0%
Managed care cost of revenues:
PCP capitation	17.5%	18.1%	17.6%	17.3%
Specialists capitation	19.6%	14.5%	19.7%	14.8%
Claims expense	38.6%	43.2%	40.2%	41.6%
Physician salaries	1.7%	2.2%	1.8%	2.0%
Other cost of revenues	0.6%	0.5%	0.1%	0.7%

Total managed care cost of revenues	77.9%	78.5%	79.3%	76.6%
Gross margin	22.1%	21.5%	20.7%	23.4%
General and administrative expenses	23.7%	27.2%	22.5%	25.2%
Depreciation and amortization expense	2.2%	1.2%	2.2%	1.1%

Total non-medical expenses	25.9%	28.4%	24.7%	26.3%
Income from unconsolidated joint venture	1.3%	1.5%	1.1%	1.1%

Operating loss	(2.6)%	(5.5)%	(3.0)%	(1.8)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Capitation Revenue

        Capitation revenue for the three months ended March 31, 2008 was $54,133,965, representing an increase of $21,678,917 or 66.8% from capitation revenue for the three months ended March 31, 2007, of $32,455,047.

        Exclusive of the ProMed Acquisition, capitation revenue decreased by $1,453,794 or 4.5% from the three months ended March 31, 2007. We estimated that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $23,132,710 in increased capitation revenue during the fiscal 2008 period, as compared to the fiscal 2007 period. The decrease was due to lower enrollment offset by increase in capitation rates.

Fee for service revenue

        Fee for service revenue for the three months ended March 31, 2008 was $582,864 representing an increase of $65,865 or 12.7% from fee for service revenue for the three months ended March 31, 2007, of $516,999.

        The increase in fee for service revenue during the fiscal 2008 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

        Management fee revenue for the three months ended March 31, 2008 was $146,767, representing a decrease of $46,335 or 24.0% from management fee revenue for the three months ended March 31, 2007, of $193,102.

        The decrease in management fee revenue during the fiscal 2008 period was primarily the result of the termination of a portion of our joint venture management contract related to CalOPTIMA Medi-Cal and Healthy Family enrollees and an amendment to the Brotman Medical Center advisory contract which reduced our management involvement and the related fee.

Other revenue

        Other revenue for the three months ended March 31, 2008 was $83,024, representing a decrease of $78,814 or 48.7% over other revenue for the three months ended March 31, 2007, of $161,838.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

        The decrease in other revenue during the 2008 period was primarily the result of the timing of pay-for-performance incentives from one of our contracted Health Plans.

PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for the three months ended March 31, 2008 was $9,605,144, representing an increase of $3,586,824 or 59.6% over PCP capitation expense for the three months ended March 31, 2007, of $6,018,320.

        Exclusive of the ProMed Acquisition, PCP capitation expense for the fiscal 2008 quarter decreased by $636,780 or 10.6%. We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $4,223,605 in increased PCP capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased PCP capitation expense by approximately $211,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced PCP capitation expense by approximately $848,000, during the fiscal 2008 period, as compared to the fiscal 2007 period.

Specialist Capitation Expense

        Specialist Capitation expense for the three months ended March 31, 2008 was $10,766,682, representing an increase of $5,946,537 or 123.4% from specialist capitation expense for the three months ended March 31, 2007, of $4,820,145.

        Exclusive of the ProMed Acquisition, specialist capitation expense for the fiscal 2008 quarter decreased by $445,824 or 9.2%. We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $6,392,361 in increased specialist capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of the acquisition, increased specialist capitation expense by approximately $233,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $679,000 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Claims Expense

        Claims expense for the three months ended March 31, 2008 was $21,219,355, representing an increase of $6,808,081 or 47.2% over claims expense for the three months ended March 31, 2007, of $14,411,274.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $6,964,488 in increased claims expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $1,868,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced claims expense by approximately $2,030,000 in the fiscal 2008 period, as compared to the fiscal 2007 period.

Physician Salaries Expense

        Physician salaries expense for the three months ended March 31, 2008 was $931,176, representing an increase of $189,322 or 25.5% over physician salaries expense for the three months ended March 31, 2007, of $741,854.

        The increase in physician salaries expense during the 2008 period was primarily the result of the conversion of certain contracted physicians from capitation to employment basis effective third quarter of fiscal 2007.

Other Cost of Revenues

        Other cost of revenues for the three months ended March 31, 2008 was $308,098, representing an increase of $129,335 or 72.3% from other cost of revenue for the three months ended March 31, 2007, of $178,763. Exclusive of the ProMed acquisition however, other cost of revenue for the fiscal 2008 quarter decreased by $25,333.

        The decrease in other cost of revenue during the 2008 period was primarily the result of a lower amount of stop loss insurance premium charged by our insurance carrier.

Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 22.1% for the three months ended March 31, 2008, from 21.5% for the three months ended March 31, 2007. Exclusive of the ProMed acquisition , our gross margin decreased to 21.0%.

        The decrease in our gross margin percentage between the fiscal 2008 and 2007 periods was primarily the result of increasing claims cost per member per month in fiscal 2008.

General and Administrative Expenses

        General and administrative expenses were $13,025,138 for the fiscal 2008 period, representing 23.7% of total revenues, as compared with $9,081,430, or 27.2% of total revenues, for the fiscal 2007 period.

        Exclusive of the ProMed Acquisition, general and administrative expenses were $10,947,530 for the fiscal 2008 quarter, representing 34.5% of total Prospect revenues. The increase in general and administrative expenses during the fiscal 2008 quarter was primarily related to an increase in personnel and personnel related costs. This is due to the addition and upgrading of several key positions as well as increases in outside professional fees related to audit, SOX and SEC reporting activities. In the 2008 period, the Company incurred approximately $1,484,000 in costs related to the restatement of Alta's pre-acquisition financial statements and related SEC filings, the special investigation by the Company's audit committee, and lender forbearance activities.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 2008 increased to $1,211,972 from $391,207 for the same period of the prior year. The increase of $820,765 was primarily due to the amortization of identifiable intangible assets related to the acquisition of ProMed and Alta, as well as additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

        The income from unconsolidated joint venture for the three months ended March 31, 2008 increased to $694,218 from $499,637 for the same period of the prior year. The increase resulted from the removal of certain minimum healthcare spending requirements in the CalOPTIMA OneCare program effective January 1, 2007 which increased the profitability of the program.

Six months Ended March 31, 2008 Compared to Six months Ended March 31, 2007

Capitation Revenue

        Capitation revenue for the six months ended March 31, 2008 was $108,216,088, representing an increase of $41,668,751 or 62.6% from capitation revenue for the six months ended March 31, 2007, of $66,547,337.

        Exclusive of the ProMed Acquisition, capitation revenue decreased by $4,027,215 or 6.1% from the six months ended March 31, 2007. We estimated that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $45,695,965 in increased capitation revenue during the fiscal 2008 period, as compared to the fiscal 2007 period. The decrease is comprised of three main factors: (i) effective January 1, 2007, the Medi-Cal and Healthy Family enrollees under the CalOPTIMA contract were reassigned from the AMVI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, who were previously included in income from unconsolidated joint venture (see below), are reported as capitation revenue and managed care cost of revenue, respectively, beginning January 1, 2007. This change in reporting accounted for $1,243,485 of the increase in revenue in the 2008 fiscal period as compared to the 2007 fiscal period, (ii) decrease in hospital shared risk revenue to $343,667 in the 2008 period as compared to $1,098,006 in the 2007 period, and (iii) decrease in membership months offset by increase in capitation rates, which contributed to $5,264,264 in net decreased capitation.

Fee for service revenue

        Fee for service revenue for the six months ended March 31, 2008 was $1,181,974 representing an increase of $282,095 or 31.3% from fee for service revenue for the six months ended March 31, 2007, of $899,879.

        The increase in fee for service revenue during the 2008 period was primarily due to fluctuations in patient visits at our owned clinics.

Management fee revenue

        Management fee revenue for the six months ended March 31, 2008 was $254,395, representing a decrease of $202,774 or 44.4% from management fee revenue for the six months ended March 31, 2007, of $457,169.

        The decrease in management fee revenue during the fiscal 2008 quarter was primarily the result of the termination of a portion of our joint venture management contract related to CalOPTIMA, Medi-Cal and Healthy Family enrollees and an amendment to the Brotman Medical Center advisory contract which reduced our management involvement and the related fee.

Other revenues

        Other revenues for the six months ended March 31, 2008 was $268,548, representing an increase of $17,950 or 7.2% over other revenue for the six months ended March 31, 2007, of $250,598.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The increase in other revenue during the fiscal 2008 period was primarily the result of timing of the incentives received from our contracted Health Plans.

PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for the six months ended March 31, 2008 was $19,308,611, representing an increase of $7,413,692 or 62.3% over PCP capitation expense for the six months ended March 31, 2007, of $11,894,919.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $8,236,420 in increased PCP capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased PCP capitation expense by approximately $242,623 during the fiscal 2008 period as compared to the 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced PCP capitation expense by approximately $1,065,351 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Specialist Capitation Expense

        Specialist capitation expense for the six months ended March 31, 2008 was $21,609,237, representing an increase of $11,508,009 or 113.9% from specialist capitation expense for the six months ended March 31, 2007, of $10,101,228.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $12,733,987 in increased specialist capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that lower capitation rates on our core business, exclusive of the acquisition, reduced specialist capitation expense by approximately $321,276 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $904,702 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Claims Expense

        Claims expense for the six months ended March 31, 2008 was $44,150,050, representing an increase of $15,768,649 or 55.6% over claims expense for the six months ended March 31, 2007, of $28,381,401.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed $14,664,630 in increased claims expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased claims expense by approximately $3,639,540 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced claims expense by approximately $2,541,940 in the fiscal 2008 period, as compared to the fiscal 2007 period.

Physician Salaries Expense

        Physician salaries expense for the six months ended March 31, 2008 was $2,003,712, representing an increase of $633,406 or 46.2% over physician salaries expense for the six months ended March 31, 2007, of $1,370,306.

        The increase in physician salaries expense during the fiscal 2008 period was primarily the result of the conversion of certain contracted physicians from capitation to employment basis effective third quarter of fiscal 2007.

Other Cost of Revenues

        Other cost of revenues for the six months ended March 31, 2008 was $147,955, representing a decrease of $310,573 or 67.7% over other cost of revenue for the six months ended March 31, 2007, of $458,528.

        The decrease in other cost of revenues during the fiscal 2008 period was primarily the result of a recovery in connection with the stop loss insurance and a lower amount of stop loss insurance premium charged by our insurance carrier.

Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin decreased to 20.7% for the six months ended March 31, 2008, from 23.4% for the six months ended March 31, 2007.

        The decrease in our gross margin percentage between the fiscal 2008 and fiscal 2007 periods was primarily the result of the increasing claims cost per member per month in fiscal 2008.

General and Administrative Expenses

        General and administrative expenses were $24,714,424 for the fiscal 2008 period, representing 22.5% of total revenues, as compared with $17,158,498, or 25.2% of total revenues, for the 2007 period.

        Exclusive of the ProMed Acquisition, general and administrative expenses were $20,887,829 the fiscal 2008 period, representing 32.6% of total Prospect revenues. The increase in general and administrative expenses during the fiscal 2008 quarter primarily related to an increase in personnel and personnel related costs. This is due to the addition and upgrading of several key positions as well as increases in outside professional fees related to audit, SOX and SEC reporting activities. In the 2008 period, the Company incurred approximately $1,949,000 in costs related to the restatement of Alta's pre-acquisition financial statements and related SEC filings, the special investigation by the Company's audit committee, and lender forbearance activities.

Depreciation and Amortization

        Depreciation and amortization expense for the six months ended March 31, 2008 increased to $2,413,736 from $783,026 for the same period of the prior year. The increase of $1,630,710 was primarily due to the amortization of identifiable intangible assets related to the acquisition of ProMed and Alta, as well as additional depreciation expense for increased capital expenditures.

Income From Unconsolidated Joint Venture

        The income from unconsolidated joint venture for the six months ended March 31, 2008 increased to $1,168,959 from $763,579 for the same period of the prior year. The increase resulted from the removal of certain minimum healthcare spending requirements in the CalOPTIMA OneCare program effective January 1, 2007 which increased the profitability of the program.

Hospital Services

        The following table sets forth the results of operations for our Hospital Services segment and is used in the discussion below for the three-month and six-month periods ended March 31, 2008:

	Three months ended March 31,	Six months ended March 31,
	2008	2008
Net patient revenues:
Medicare	$17,297,146	$32,170,010
Medi-Cal	13,256,236	24,067,014
Managed care	954,193	1,656,679
Self pay	512,318	938,636
Other	376,233	850,015

Total net patient revenues	32,396,126	59,682,354

Hospital operating expenses:
Salaries, wages and benefits	15,063,696	28,942,386
Other operating expenses	1,868,772	3,534,633
Supplies expense	2,268,317	4,177,582
Provision for doubtful accounts	1,512,030	1,860,809
Lease and rental expense	254,162	452,915

Total hospital operating expenses	20,966,977	38,968,325

General and administrative expenses	2,911,418	5,535,410
Depreciation and amortization expense	706,570	1,431,639

Total non-medical expenses	3,617,988	6,967,049

Operating income	$7,811,161	$13,746,980

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended March 31,	Six Months Ended March 31,
	2008	2008
Net patient revenues:
Medicare	53.4%	53.9%
Medi-Cal	40.9%	40.3%
Managed care	2.9%	2.8%
Self pay	1.6%	1.6%
Other	1.2%	1.4%

Total net patient revenues	100.0%	100.0%

Hospital operating expenses:
Salaries, wages and benefits	46.5%	48.5%
Other operating expenses	5.8%	5.9%
Supplies expense	7.0%	7.0%
Provision for doubtful accounts	4.7%	3.1%
Lease and rental expense	0.8%	0.8%

Total hospital operating expenses	64.7%	65.3%

General and administrative expenses	9.0%	9.3%
Depreciation and amortization expense	2.2%	2.4%

Total non-medical expenses	11.2%	11.7%

Operating income	24.1%	23.0%

        With the acquisition of Alta on August 8, 2007, the Company now owns and operates four community-based hospitals with a combined 339 licensed beds served by 351 on-staff physicians. For the three-month and six-month periods ended March 31, 2008, our Hospital Services segment reported operating income of $7,811,161 and $13,746,980 on net patient revenues of $32,396,126 and $59,682,354, respectively. Net patient service revenues increased $5,109,898 or 18.7% from $27,286,228 in the first quarter to $32,396,126 in the second quarter. Hospital operating expenses increased $2,965,630 or 16.5% from $18,001,347 in the first quarter to $20,966,977 in the second quarter. The sequential growth reflects increased patient census and outpatient services, which primarily reflects seasonality in our hospital operations. The hospital industry typically experiences increased patient volume in the first calendar quarter after the holiday season.

        Alta was not part of the consolidated results of the Company during the three-month and six-month periods ended March 31, 2007 and, as such, comparative quarterly information has not been provided.

Consolidated Interest Expense and Amortization of Deferred Financing Costs

        Interest expense and amortization of deferred financing costs, for the three months and the six months ended March 31, 2008 increased to $5,382,991 and $9,679,078 from $234,598 and $501,579, respectively, for the same periods of the prior year. The increase in net interest expense during the fiscal 2008 period was primarily due to additional interest expense on the $155 million senior secured credit facility entered into on August 8, 2007 to re-finance the ProMed Acquisition debt and to finance the Alta Acquisition. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second lien term loan. In addition, the Company paid $762,500 in forbearance fees to the lenders in February 2008 which are also included in interest expense in the 2008 periods.

Loss On Interest Rate Swaps

        Loss on interest rate swaps of $876,680 represented losses on an interest rate swap that was not yet subject to hedge accounting and that were charged to earnings in the first quarter of fiscal 2008. Effective December 31, 2007, this interest rate swap was designated as a cashflow hedge with subsequent changes in fair value recorded in other comprehensive loss. There were no interest rate swaps in place during the fiscal 2007 period.

Provision for Income Taxes

        We reported income tax expense of $419,525 and $137,168, in the three-month and six-month periods ended March 31, 2008, respectively, compared to a benefit of $736,690 and $511,338, in the same periods last year, respectively. The effective tax rates were 36% in the 2008 periods, compared to 40% in the same periods last year. The lower effective tax rates in the fiscal 2008 periods were due to non-deductible expenses which reduced the taxable loss and the related income tax benefit.

Liquidity and Capital Resources

        Our primary source of cash from operations was derived from capitation revenue, healthcare services provided on a fee-for-service basis at our clinics, and management fee revenue generated in our IPA Management segment, net patient revenues generated in our Hospital Services segment and from investment income. Our primary uses of cash include the payment of expenses related to health care services and G&A expenses in both our IPA Management and Hospital Services segments. Our IPA Management segment generally receives capitation revenue in advance of payment of capitation expenses and claims for related health care services. Our Hospital Services segment receives payments generally 30 to 90 days after the medical care is rendered. For some accounts and payor programs, the time lag between service and reimbursement can exceed one year.

        Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements, and maximize investment return. As of March 31, 2008 we invested a substantial portion of our cash in U.S. bank certificate of deposits with an average maturity of approximately 115 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 115 days as of March 31, 2008, are included in current investments in the accompanying financial statements as they are restricted for payment of current liabilities.

        Net cash provided by operations was $1,699,477 for the six months ended March 31, 2008 compared to net cash used in operations of $1,416,482 for the six months ended March 31, 2007. The increase in net cash provided by operations for the six months ended March 31, 2008 when compared to the six months ended March 31, 2007 was due to the following factors:

  •
  net income of $230,988 in the six months ended March 31, 2008 compared to a net loss of $757,595 in the six months ended March 31, 2008; earnings, excluding non-cash charges and credits were $6,262,286 for the 2008 period compared to $557,501 for the 2007 period. The increase in cash earnings in the 2008 period was partially offset by unfavorable changes in working capital as described below;

  •
  changes in risk pool receivables, a use of $5,329 in the six months ended March 31, 2008 compared to a use of $936,311 in the six months ended March 31, 2007; primarily as a result of the timing of risk pool collections;

  •
  changes in patient and other receivables, a use of $4,236,454 in the six months ended March 31, 2008 compared to a source of $210,208 in the six months ended March 31, 2007;

  •
  changes in prepaid expenses and other, a use of $1,318,012 in the six months ended March 31, 2008 compared to a use of $47,464 in the six months ended March 31, 2007;

  •
  changes in refundable income tax, a source of $1,527,192 for the six months ended March 31, 2008 compared to a use of $1,155,960 for the six months ended March 31, 2007 with the 2007 use being due to receivables being generated primarily through current period tax losses;

  •
  changes in medical claims liabilities, a source of $587,419 in the six months ended March 31, 2008 compared to a source of $1,765,000 in the six months ended March 31, 2007 primarily the result of higher claims expense in the 2007 period which are reflected in a higher medical claims liability;

  •
  changes in accounts payable and other accrued liabilities, a use of $1,117,625 in the six months ended March 31, 2008 compared to a use of $1,916,384 in the six months ended March 31, 2007.

        Net cash used in investing activities was $903,013 for the six months ended March 31, 2008 and $529,549 for the six months ended March 31, 2007. Investing activities primarily included purchases of fixed assets, a use of $921,460 in the six months ended March 31, 2008 compared to a use of $358,674 in the six months ended March 31, 2007.

        Net cash provided by financing activities was $1,242,983 for the six months ended March 31, 2008 compared to cash used in financing activities of $1,944,247 for the six months ended March 31, 2007. The increase in net cash provided by financing activities was primarily due to borrowing activities. In the 2007 period, we repaid $3,900,000 in borrowings. In the 2008 period, repayments, net of borrowings on the line of credit, were not significant:

        We also received $1,200,000 in proceeds from common stock issuances related to stock option exercises during the six months ended March 31, 2008, compared to $1,726,385 in the six months ended March 31, 2007;

        At March 31, 2008, we had positive working capital of $138,870 as compared to positive working capital of $2,248,634 at September 30, 2007. At March 31, 2008 and September 30, 2007, cash and cash equivalents were $23,638,717 and $21,599,270, respectively. The reduction in working capital at March 31, 2008 is primarily due to accrued dividends on our preferred shares, which totaled $4,987,308 at March 31, 2008 compared to $1,122,319 at September 30, 2007. These dividends are included in current liabilities but will not be paid upon conversion to common shares if approved by our shareholders at the next scheduled shareholders meeting. Current debt obligations have also increased $2,750,000 from September 30, 2007 due to additional net borrowings on the line of credit. Our refundable income taxes have decreased due to taxable income reported by our affiliated physician organizations which file a separate tax return and whose income cannot be offset by losses from other entities within our organization.

        The decrease in working capital is also due to seasonality of our hospital operations. Revenues from our Hospital Services segment increased $5,109,898 or 18.7% from $27,286,228 in the first quarter of 2008 to $32,396,126 in the second quarter. Hospital operating expenses increased $2,965,630 or 16.5% from $18,001,347 in the first quarter to $20,966,977 in the second quarter. The increased revenues have resulted in a $3,590,650 increase in net patient accounts receivable, which are generally collected 30 to 90 days from the billing date or longer for some payors and service types. However, hospital operating expenses, which are primarily payroll, are paid on a current basis.

        Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of March 31, 2008, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2008. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, debt service, and capital expenditures for at least the next 12 months.

Recent Operating Results and Credit Facility

        During the fourth quarter of fiscal 2007, the Company recorded a non-cash impairment charge of approximately $38.8 million to write off goodwill and intangibles within the IPA Management segment, which resulted in losses in the Company's core operations during 2007, although operating activities have generated positive cash flows from 2005 to 2007. The improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries has required and will continue to require significant investment and management attention. The Company is undertaking a review of its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

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

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative covenants as of September 30, 2007 and for periods thereafter as discussed in Note 6 of the condensed consolidated financial statements. The Company did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended.

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

        Management has implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain and increase enrollment, increase health plan reimbursements and reduce medical costs. The Company also plans to divest non-strategic assets to reduce debt service. Management believes that it will be able to comply with all covenants, as modified, at least for the next twelve months. The Company has filed the 2007 Form 10-K on June 2, 2008 and the December 31, 2007 Form 10-Q on June 9, 2008 and expects to be able to make timely filing of its Form 10-Q for the quarter ended June 30, 2008 and its Form 10-K for the year ended September 30, 2008. As such, scheduled payments due after twelve months have been classified as non-current liabilities at September 30, 2007 and March 31, 2008.

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

Critical Accounting Policies

        In Part II, Item 7 of our Form 10-K, under the heading "Critical Accounting Policies," we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

        We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month ("PMPM") cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of March 31, 2008 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of March 31, 2008 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$4,712,000
(2)%	$3,141,000
(1)%	$1,570,000
1%	$(1,570,000)
2%	$(3,141,000)
3%	$(4,712,000)

Increase (decrease) In trended PMPM factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(806,000)
(2)%	$(537,000)
(1)%	$(269,000)
1%	$269,000
2%	$537,000
3%	$806,000

        Additionally, for each 1% (hypothetical) difference between our March 31, 2008 estimated claims liability (of $23,226,000) and the actual claims incurred run-out, pre-tax income for the six months ended March 31, 2008 would increase or decrease by approximately $232,000 or approximately $0.02 per diluted share.

        The following table shows the components of the change in medical claims and benefits payable for the six months ended March 31, 2008 and 2007:

	Six months ended March 31,
	2008	2007
IBNR as of beginning of period	$22,638,960	$11,400,000
Health care claims expense incurred during the period
Related to current year	46,352,283	28,717,324
Related to prior years	(2,202,233)	(335,923)

Total incurred	44,150,050	28,381,401

Health care claims paid during the period
Related to current year	(25,263,677)	(16,639,645)
Related to prior years	(18,298,954)	(9,976,756)

Total paid	(43,562,631)	(26,616,401)

IBNR as of end or period	$23,226,379	$13,165,000

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

        Through March 31, 2008, the $2,202,233 changes in estimate related to IBNR as of September 30, 2007 represented approximately 9.7% of the IBNR balance as of September 30, 2007, approximately 3.2% of claims expense, and after consideration of tax effect, approximately 3.9% of net loss for the year then ended. The $2,202,233 favorable claims development in the 2008 period includes approximately $749,000 of reimbursements from the health plans for insured services and $414,000 in recovery of claims overpayments.

        Through March 31, 2007, the $335,923 changes in estimate related to IBNR as of September 30, 2006 represented approximately 2.9% of the IBNR balance as of September 30, 2006, approximately 0.7% of claims expense, and after consideration of tax effect, approximately 4.1% of net income for the year then ended.

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

        As of March 31, 2008, we had cash and cash equivalents of $23,638,717. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in U.S. bank certificate of deposits and overnight, high yield money market funds. Our cash is held at financial institutions with strong credit ratings. While the amounts at certain institutions exceed the $100,000 federal insurance limit, we have reviewed the financial condition of these institutions and the issues of the securities on a periodic basis and do not believe there is a high level of risk. As of March 31, 2008, we had $636,592 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if the market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Although money market mutual funds are not insured, they are not typically subject to material market risk as these funds are highly regulated as to the diversification of the portfolio, maturities and credit ratings of individual securities that the fund may invest in. In addition, we have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Assuming a hypothetical 10% change in interest rates, there would be no material impact on our future earnings and cash flows related to these instruments, or their fair value.

        We financed our acquisitions through variable-rate debt. In the normal course of business, we have exposures to interest rate risk from our long-term debt. To manage these risks, we have entered into derivative instruments such as interest rate swaps. We do not hold or issue financial instruments for trading purposes. In fiscal 2008, our derivative instruments consisted of two interest rate swaps designated as cash flow hedges. These interest rate swaps are highly sensitive to fluctuations in interest rates. During the six months ended March 31, 2008, the swaps have declined in value totaling $8.8 million, of which $3.9 million occurred during the quarter ended December 31, 2007 and $4.9 million occurred during the quarter ended March 31, 2008.

        At March 31, 2008, we had $147 million of borrowings under variable interest rate facilities. Under the interest rate swap agreements entered into in May 2007 in connection with the ProMed acquisition and in September 2007 in connection with the Alta acquisition, the notional amounts of these swaps are scheduled to decline in order to reflect certain scheduled and anticipated principal payments under the term loan facilities. Under these swaps, we are required to make quarterly fixed rate payments to the counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the counterparties are obligated to make certain quarterly floating rate payments to us referencing the same notional amount. Our interest rate swaps effectively convert the variable-rate debt to fixed-rate debt at a blended average LIBOR rate of 5.13% plus the applicable margin through their maturities. Notwithstanding the terms of the interest rate swap transactions, we are ultimately obligated for all amounts due and payable under the existing credit facility. For terms relating to our long-term debt, see Note 6 to the Condensed Consolidated Financial Statements.

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

        Evaluation of Disclosure Controls and Procedures:    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This evaluation was conducted as of March 31, 2008, the end of the period covered by this report. Based on this evaluation, in light of the material weaknesses in internal control over financial reporting as of September 30, 2007 and which have not been fully remediated as of March 31, 2008 as discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Changes in Internal Controls:    The principal executive officer and principal financial officer have concluded that, other than the specific changes identified in this Item 9A in the Form 10-K for the year ended September 30, 2007 and as discussed under "Remediation Steps to Address Material Weaknesses" below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        Summary of Material Weaknesses in Internal Control Over Financial Reporting:    Shortly after our August 8, 2007 acquisition of Alta Hospitals System, LLC ("Alta"), we determined that there were certain material errors in Alta's previously issued financial statements for its fiscal year ended December 31, 2006, and that material adjustments were needed to be made to Alta's interim financial statements as of and for the six months ended June 30, 2007. The material weaknesses noted were in the areas of recording reimbursements due from third-party payors related to open cost report years; accounting for receivables from government disproportionate share programs; and valuation of general hospital accounts receivable balances.

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

        During our review of these material weaknesses in Alta's internal control over financial reporting, we have identified the reasons for the material weaknesses and have taken, and intend to continue taking, steps to strengthen Alta's internal control over financial reporting, as described in more detail below. These material weaknesses have not been fully remediated as of March 31, 2008.

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

        As a result of the significant acquisitions we completed in 2007, we have also undergone significant changes in our corporate and financial reporting structure. We now have a multi-location, multi-tier reporting and consolidation process with decentralized accounting functions at each of our reporting units. As a result of these changes, along with the deficiencies relating to Alta as discussed above, we did not make timely filings of our Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. We filed our Form 10-K on June 2, 2008 and our Form 10-Q for the quarter ended December 31, 2007 on June 9, 2008. Following the 2007 acquisitions, we have expended significant efforts on financial reporting activities and integration of operations, expansion of our disclosure controls and procedures and internal control systems to address, among other things, operations at multiple sites.

        Remediation Steps to Address Material Weaknesses:    Based on findings of material weaknesses in our internal control over financial reporting as of March 31, 2008 as described above, we have taken steps to strengthen our internal controls over the more complex accounting areas, namely, recording of reimbursements due from third-party payors, accounting for receivables from government disproportionate share programs, and valuation of general hospital accounts receivable balances. We have significantly added to the expertise and depth of personnel within the Alta finance department, including the appointment of a highly qualified Chief Financial Officer, with specific and significant expertise in the critical areas identified above. We also intend to expand our financial accounting and reporting team at our corporate location, including the establishment of an internal audit function, to strengthen the overall financial statement close process and to provide additional oversight on financial accounting and reporting matters throughout our organization. However, not all of these remediation steps were in place as of March 31, 2008 and, as such, the conclusion of management is that material weaknesses existed as of that date. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. These measures include, but are not limited to, the following:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio and a minimum fixed-charge coverage ratio, each computed quarterly based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially, all of the Company's assets are pledged to secure the credit facility. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended

December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008 and its Form 10-Q for the quarter ended December 31, 2008 on June 9, 2008.

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

        On May 15, 2008, the Company and its lenders entered into an agreement to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting periods through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan. In addition, the Company is required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008. Failure to perform any obligations under the wavier and the amended credit facility agreement constitutes additional events of default. As noted above, the Company filed its Form 10-K on June 2, 2008 and its Form 10-Q for the quarter ended December 31, 2007 on June 9, 2008. The Company has met all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios through at least the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at March 31, 2008. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond the next twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining the waivers and amendments, the Company was required to pay $675,000 in fees to Bank of America, $2,274,000 in forbearance fees to the lenders, $400,000 in legal and consulting fees to the lenders' advisors, and add 1% to the principal balance of the first and second lien debt of $1,415,000. In addition, the Company will incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. During the second quarter of 2008, the Company incurred $1,373,000 in fees to the lenders and their advisors related to the forbearance agreements, of which $762,500 was recorded as interest expense and the balance was included in general and administrative expenses.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The following documents are being filed as exhibits to this report:

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(2)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(3)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(3)
4.1	Specimen Common Stock Certificate(1)
10.1	First Amendment to Executive Employment Agreement dated as March 19, 2008 by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(4)
10.2
Form of First Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(5)
10.3
Form of Second Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(5)
10.4
Form of First Amendment to Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(5)
10.5
Form of Consent Under Second Lien Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(5)
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

(4)
Previously filed as an exhibit to Schedule 13D/A filed on April 22, 2008, and incorporated herein by reference.

(5)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

June 16, 2008	/s/ SAMUEL S. LEE Samuel S. Lee Chief Executive Officer (Principal Executive Officer)

June 16, 2008	/s/ MIKE HEATHER Mike Heather Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(2)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(3)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(3)
4.1	Specimen Common Stock Certificate(1)
10.1	First Amendment to Executive Employment Agreement dated as March 19, 2008 by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(4)
10.2
Form of First Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(5)
10.3
Form of Second Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(5)
10.4
Form of First Amendment to Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(5)
10.5
Form of Consent Under Second Lien Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(5)
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

(4)
Previously filed as an exhibit to Schedule 13D/A filed on April 22, 2008, and incorporated herein by reference.

(5)
Filed herewith.

QuickLinks

PROSPECT MEDICAL HOLDINGS, INC. Index Part I—Financial Information
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PROSPECT MEDICAL HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)
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
Exhibit Index