Form 10-Q
period 2008-06-30
PROSPECT MEDICAL HOLDINGS INC
filed 2008-08-12
CIK 1063561

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

        The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of August 6, 2008 was 11,782,567.

PROSPECT MEDICAL HOLDINGS, INC.

Index

Part I—Financial Information

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,441,716	$21,599,270
Investments, primarily restricted certificates of deposit	636,592	636,592
Patient accounts receivable, net of allowance for doubtful accounts of $4,670,000 and $4,447,000 at June 30, 2008 and September 30, 2007	18,559,166	15,840,292
Government program receivables	1,509,159	4,273,944
Risk pool receivables	350,030	179,184
Other receivables	1,699,911	2,111,214
Third party settlements	89,032	—
Notes receivable, current portion	237,755	59,072
Refundable income taxes	1,792,920	5,041,272
Deferred income taxes, net	3,394,872	3,394,872
Prepaid expenses and other	4,586,283	3,763,743
Assets—discontinued operations	700,550	788,636

Total current assets	59,997,986	57,688,091
Property, improvements and equipment:
Land and land improvements	18,499,480	18,452,000
Buildings	22,506,958	22,233,000
Leasehold improvements	1,714,247	1,418,355
Equipment	10,344,765	9,494,121
Furniture and fixtures	918,584	957,482

	53,984,034	52,554,958
Less accumulated depreciation and amortization	(6,896,162)	(4,411,690)

Property, improvements and equipment, net	47,087,872	48,143,268
Notes receivable, long term portion	238,853	490,260
Deposits and other assets	863,855	776,282
Deferred financing costs	580,684	7,430,636
Goodwill	129,254,479	129,121,934
Other intangible assets, net	48,802,160	51,989,017

Total assets	$286,825,889	$295,639,488

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	June 30, 2008	September 30, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$20,634,802	$21,405,960
Accounts payable and other accrued liabilities	13,973,116	14,424,173
Third-party settlements	—	1,034,170
Accrued salaries, wages and benefits	8,873,641	6,578,924
Current portion of capital leases	317,258	355,966
Current portion of long-term debt	12,100,000	8,000,000
Other current liabilities	7,533,722	1,250,414
Liabilities—discontinued operations	2,422,858	2,232,260

Total current liabilities	65,855,397	55,281,867
Long-term debt, less current portion	136,867,448	138,750,000
Deferred income taxes	20,467,724	28,669,304
Malpractice reserve	644,431	645,000
Capital leases, net of current portion	557,078	644,058
Interest rate swap liability	5,496,331	1,934,016
Other long-term liabilities	100,000	100,000

Total liabilities	229,988,409	226,024,245
Minority interest	90,974	79,486
Shareholders' equity:
Preferred stock, $.01 par value 5,000,000 shares authorized, 1,672,880 issued and outstanding at June 30, 2008 and September 30, 2007	16,728	16,728
Common stock, $0.01 par value; 40,000,000 shares authorized; 11,782,567 and 11,402,567 shares issued and outstanding at June 30, 2008 and September 30, 2007	117,826	114,025
Additional paid-in capital	85,236,585	89,751,225
Accumulated other comprehensive loss	(5,245,474)	(255,253)
Accumulated deficit	(23,379,159)	(20,090,968)

Total shareholders' equity	56,746,506	69,535,757

Total liabilities and shareholders' equity	$286,825,889	$295,639,488

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Revenues:
Managed care revenues	$49,447,588	$36,412,361	$150,697,117	$95,585,796
Net patient revenues	31,413,226	—	91,095,579	—

Total revenues	80,860,814	36,412,361	241,792,696	95,585,796
Operating expenses:
Managed care cost of revenues	38,972,554	29,268,398	120,448,288	75,733,121
Hospital operating expenses	20,763,612	—	59,731,937	—
General and administrative	16,122,015	7,119,517	43,057,297	21,350,341
Depreciation and amortization	1,903,663	473,680	5,711,597	1,199,619

Total operating expenses	77,761,844	36,861,595	228,949,119	98,283,081
Operating income from unconsolidated joint venture	954,867	1,551,088	2,123,827	2,314,666

Operating income (loss)	4,053,837	1,101,854	14,967,404	(382,619)
Other (income) expense:
Investment income	(80,191)	(329,712)	(523,384)	(793,566)
Interest expense and amortization of deferred financing costs	6,562,135	699,762	16,055,439	1,147,129
Gain on value of interest rate swap arrangements	(4,948,314)	—	(4,071,634)	—
Loss on debt extinguishment	8,308,466	—	8,308,466	—

Total other expense, net	9,842,096	370,050	19,768,887	353,563

Income (loss) from continuing operations before income taxes	(5,788,259)	731,804	(4,801,483)	(736,182)
Provision (benefit) for income taxes	(2,083,596)	317,357	(1,728,204)	(275,066)

Income (loss) from continuing operations before minority interest	(3,704,663)	414,447	(3,073,279)	(461,116)
Minority interest	2,991	5,210	11,488	7,082

Income (loss) from continuing operations	(3,707,654)	409,237	(3,084,767)	(468,198)
Income (loss) from discontinued operations, net of tax (Note 4)	188,475	124,733	(203,424)	244,572

Net income (loss) before preferred dividend	(3,519,179)	533,970	(3,288,191)	(223,626)
Dividends to preferred stockholders	(1,932,494)	—	(5,797,484)	—

Net income (loss) attributable to common stockholders	$(5,451,673)	$533,970	$(9,085,675)	$(223,626)

Per share data:
Net income (loss) per share attributable to common stockholders—historical:
Basic
Continuing operations	$(0.48)	$0.05	$(0.75)	$(0.06)
Discontinued operations	$0.02	$0.01	$(0.02)	$0.03

Net income (loss) attributable to common stockholders	$(0.46)	$0.06	$(0.77)	$(0.03)

Diluted
Continuing operations	$(0.48)	$0.05	$(0.75)	$(0.06)
Discontinued operations	$0.02	$0.01	$(0.02)	$0.03

Net income (loss) attributable to common stockholders	$(0.46)	$0.06	$(0.77)	$(0.03)

Net income (loss) per share attributable to common stockholders—proforma:
Basic and Diluted
Continuing operations	$(0.19)	—	$(0.15)	—
Discontinued operations	$0.01	—	$(0.01)	—

Net income (loss) attributable to common stockholders	$(0.18)	—	$(0.16)	—

See accompanying notes.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2008	2007
Operating activities
Net Loss	$(3,288,191)	$(223,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,755,925	1,316,837
Amortization of deferred financing costs	479,078	82,582
Loss on debt extinguishment	8,308,466	—
Payment-In-kind interest expense	453,837	—
Gain on interest rate swap arrangements	(4,071,634)	—
Provision for bad debts	2,998,279	90,647
Loss on disposal of assets	65,407	—
Stock based compensation	86,645	462,356
Deferred income taxes, net	(4,897,853)	556,381
Changes in assets and liabilities:
Risk pool receivables	(170,846)	244,357
Patient and other receivables	(2,509,822)	(833,645)
Prepaid expenses and other	(913,995)	(217,821)
Refundable income taxes	3,248,353	679,114
Excess tax benefits from options exercised	—	(318,465)
Deposits and other assets	(22,273)	(393,572)
Accrued medical claims and other health care costs payable	(624,158)	2,914,990
Accounts payable and other accrued liabilities	1,343,803	(3,139,853)

Net cash provided by operating activities	6,241,021	1,220,282
Investing activities
Purchases of property, improvements and equipment	(1,537,286)	(693,312)
Collections on notes receivable	24,899	24,183
Cash paid for acquisitions, net of cash received	—	(36,101,015)
Decrease in restricted certificates of deposit	(35,887)	201,894
Capitalized expenses related to acquisitions	(102,115)	(1,178,419)
Other investing activities	11,486	(41,619)

Net cash used in investing activities	(1,638,903)	(37,788,288)
Financing activities
Borrowings from term loan	—	48,000,000
Borrowings on line of credit	4,000,000	—
Repayments on line of credit	—	(2,500,000)
Repayments of long term debt	(3,750,000)	(10,000,000)
Payments on capital leases	(125,689)	—
Cash paid for deferred financing costs	(327,177)	(990,914)
Cash paid to lenders for loan modifications	(756,806)	—
Proceeds from exercises of stock options and warrants	1,200,000	2,041,385
Excess tax benefit from options exercised	—	318,465

Net cash provided by financing activities	240,328	36,868,936

Net increase in cash and cash equivalents	4,842,446	300,930
Cash and cash equivalents at beginning of period	21,599,270	16,623,407
Less: Cash of discontinued operations	—	—

Cash and cash equivalents at end of period	$26,441,716	$16,924,337

Supplemental cash flow information
Non-cash investing and financing activities:
Dividend on preferred shares	$5,797,484	$—

Deferred income taxes related to change in interest rate swap liability recorded as other comprehensive income	$3,303,727	$—

Write off of deferred financing costs	6,038,049	$—

Paid-in-kind interest added to principal	1,967,448

Details of businesses acquired:
Fair value of assets acquired	$—	$63,055,397
Liabilities assumed or created	—	(14,663,043)

Total net assets acquired	—	48,392,354
Less: cash acquired	—	(5,331,339)
Less: stock consideration	—	(6,960,000)

Net cash paid for acquisitions	$—	36,101,015

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1. Business

        Prospect Medical Holdings, Inc. ("Prospect" or the "Company") is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Healthcare System, Inc. ("Alta"), the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two reportable segments, IPA Management and Hospital Services, as discussed below.

        As further discussed in Note 8, the operating results for the three-month and nine-month periods ended June 30, 2008 include the ProMed Entities acquired on June 1, 2007 and Alta acquired on August 8, 2007.

Liquidity and Recent Operating Results

        During fiscal 2007 and the nine months ended June 30, 2008, the Company reported operating losses in its IPA Management segment. The Company recorded a non-cash impairment charge of approximately $38.8 million in the fourth quarter of 2007 to write off goodwill and intangibles within the IPA Management segment, which resulted in overall losses in the Company's core operations. During the nine months ended 2008, the Company also recorded an $8.3 million non-cash loss on debt extinguishment, which is partially offset by a $4.1 million non-cash gain on interest rate swaps. However operating activities have continuously generated positive cash flows from 2005 to June 30, 2008.

        Management has implemented a turnaround plan to improve profitability and efficiency and to reduce operating costs of the IPA Management segment. This includes measures to help retain and increase enrollment, increase health plan reimbursements and to reduce medical costs. Additionally, the Company may divest non-strategic assets, the proceeds from which will be used to reduce debt service (see Note 14 regarding the sale of the AV Entities). The improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries have required and will continue to require significant investment and management attention. The Company believes that it has sufficient cash flows to meet operating needs and debt service without additional financing.

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008, as further discussed in Note 7. The Company also did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended. The Company was in default under the $155 million credit facilities from January 28, 2008 to May 15, 2008. The Company and its lenders entered into a series of forbearance agreements and on May 15, 2008, the credit facilities were formally modified to waive past defaults, amend certain covenant provisions prospectively and make changes to the interest rates and payment terms. These changes resulted in a substantial modification to the credit facilities, which is accounted for as an extinguishment of the existing debt during the quarter ended June 30, 2008 and the modified instruments are recorded as new debt obligations.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

1. Business (Continued)

        The Company filed its Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively. Following such filings, trading of the Company's shares was resumed, effective June 18, 2008. As of June 30, 2008, the Company was in compliance with all covenants and believes that it will be able to comply with all covenants, as modified, at least through the next twelve months. As such, it has included scheduled payments due after twelve months from the balance sheet date as non-current liabilities at September 30, 2007 and June 30, 2008.

        However, there can be no assurance that the IPA turnaround plan will have a successful outcome and that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full and immediate repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and ability to continue as a going concern.

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

Hospital Services

        Alta Healthcare System, Inc. ("Alta"), acquired on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. Alta and its subsidiaries (collectively, the Hospital Services segment) own and operate four hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians at June 30, 2008. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers, including commercial insurance carriers, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs").

2. Significant Accounting Policies

Basis of Presentation

        The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

2. Significant Accounting Policies (Continued)

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

Discontinued Operations

        As discussed in Note 4, effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), whereby it agreed to sell, all of the issued and outstanding stock of its subsidiaries, including Sierra Medical Management ("SMM"), Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively, the "AV Entities") to a third party. As required by the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the AV Entities and their operations have been presented in the condensed consolidated financial statements as discontinued operations for all periods presented. All references to operating results reflect the ongoing operations of the Company, excluding the AV Entities' unless otherwise noted.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

2. Significant Accounting Policies (Continued)

Revenues and Cost Recognition

        Revenues by reportable segments are comprised of the following amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
IPA Management(1)
Capitation	$49,056,666	$35,341,251	$149,831,931	$93,848,783
Management fees	150,104	161,633	404,499	618,802
Other	240,818	909,477	460,687	1,118,211

Total managed care revenues	$49,447,588	$36,412,361	$150,697,117	$95,585,796

Hospital Services(2)
Inpatient	$29,663,508	$—	$84,914,133	$—
Outpatient	1,377,170	—	4,958,884	—
Other	372,548	—	1,222,562	—

Total net patient revenues	$31,413,226	$—	91,095,579	$—

Total revenues	$80,860,814	$36,412,361	$241,792,696	$95,585,796

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

June 30, 2008

(Unaudited)

2. Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. The components of comprehensive loss for the periods ended June 30 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net income (loss) including discontinued operations	$(3,519,179)	$533,970	$(3,288,191)	$(223,626)
Change in fair value of interest rate swaps, net of taxes	163,403	—	(4,990,221)	—

Comprehensive loss	$(3,355,776)	$533,970	(8,278,412)	$(223,626)

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

3. Stock Based Compensation (Continued)

        Option activity for the nine months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Months)
Outstanding as of September 30, 2007	2,249,906	$4.57
Granted	—
Exercised	(380,000)
Forfeited	(80,410)

Outstanding as of June 30, 2008	1,789,496	$4.71	$243,200	20

Vested and exercisable as of June 30, 2008	1,752,914	$4.81	$243,200	19

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

        No stock options were granted during the nine months ended June 30, 2008. During the nine months ended June 30, 2007, the Company issued options to purchase 129,280 common shares at an exercise price of $5.20 and granted 120,000 fully vested options to its outside directors at an exercise price of $5.81 per share. During the nine months ended June 30, 2008, options for 380,000 common shares were exercised for net proceeds of $1,200,000 and 80,410 options were forfeited. The aggregate intrinsic value of the options exercised was $741,700. During the nine months ended June 30, 2007, options for 728,982 common shares were exercised for cash and on a cashless basis for net proceeds of $1,492,383 and 48,848 options were forfeited. The aggregate intrinsic value of the options exercised was approximately $1,644,850. No net tax benefits were realized from the fiscal 2008 exercises of stock options as the Company was in a net taxable loss position. The Company realized net tax benefits of $318,465 in the nine months ended June 30, 2007, from those exercises where the price paid was below the fair value of the common shares on the exercise date. The tax benefits reduced income tax payable and increased additional paid-in capital.

        Stock based compensation expense recorded in the nine months ended June 30, 2008 and 2007 was $86,645 and $462,356, respectively. At June 30, 2008 and 2007, there were 36,582 and 86,187 unvested options and compensation of $105,899 and $192,544 for the unvested options will be recognized ratably over the remaining two year vesting period, respectively.

        In January 2007, warrants for 484,545 common shares were exercised for cash and on a cashless basis for net proceeds of $786,162 and warrants for 14,564 common shares were forfeited.

4. Discontinued Operations

        Effective August 1, 2008, the Company and its affiliates entered into a Stock Purchase Agreement ("SPA"), pursuant to which they agreed to sell, all of the issued and outstanding stock of Sierra

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

4. Discontinued Operations (Continued)

Medical Management, Inc., Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively, the "AV Entities"). The Company also entered into a non-competition agreement in the Antelope Valley region of Los Angeles County for the benefit of the buyer.

        Total consideration paid by the buyer was $8,000,000, of which $2,000,000 was paid into an escrow account to fund certain AV Entities' liabilities, approximately $700,000 was paid directly to AV Entities' vendors, employees and physicians, approximately $4,200,000 was paid directly to the Company's lenders as required under the modified debt facilities and approximately $1,100,000 was paid to the Company. The Company expects to record a preliminary gain of approximately $4.2 million in connection with this transaction.

        The SPA contains certain post-acquisition purchase price adjustment provisions for working capital and claims liabilities which preclude a final determination of the gain until August 10, 2010. Once the purchase price has been finalized and the net gain on the transaction determined, any adjustment to the gain will be recorded in discontinued operations when known. In addition, any gain in excess of the $4,200,000 already paid to the Company's lenders on August 1, 2008 will be payable to the lenders as an additional principal reduction.

        At June 30, 2008, $500,000 of non-refundable deposits towards the purchase price had been received from the buyer, which amounts were recorded as deferred revenue and included in other current liabilities in the accompanying condensed consolidated financial statements. This amount will be included in the gain on sale to be recorded in the fourth quarter of 2008.

        The assets and liabilities of the AV Entities met the criteria to be classified as held for sale at June 30, 2008 as defined in SFAS No. 144. Pursuant to SFAS No. 144 and EITF Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," the AV Entities have been classified as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AV Entities have been aggregated and stated separately from the respective captions of continuing operations in the condensed consolidated statements of operations. Expenses include direct costs of the business that will be eliminated from future operations as a result of the sale. The Company also allocated interest expense associated with the portion of debt required to be repaid for the three-month and nine-month periods ended June 30, 2008 and 2007 to discontinued operations in accordance with EITF Issue 87-24 "Allocation of Interest to Discontinued Operations." Assets and liabilities of the AV Entities' operations have been aggregated and classified as held for sale under current assets and current liabilities since they will be realized within twelve months.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

4. Discontinued Operations (Continued)

        The assets and liabilities held for sale consisted of the following:

	As of June 30, 2008	As of September 30, 2007
Other receivables, net of allowances of $657,000 and $632,000 at June 30, 2008 and September 30, 2007	$374,903	$447,352
Prepaid expenses and other	78,481	52,326
Property, plant and equipment, net	109,328	151,119
Deposits and other assets	137,838	137,839

Total assets	700,550	788,636

Accrued medical claims and other healthcare costs payable	(1,380,000)	(1,233,000)
Accounts payable and other accrued liabilities	(911,490)	(867,892)
Other liabilities	(131,368)	(131,368)

Total liabilities	(2,422,858)	(2,232,260)

Net liabilities	$(1,722,308)	$(1,443,624)

        The results of operations of the AV Entities reported as discontinued operations, are summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Managed care revenues	$4,595,256	$4,339,501	$13,266,732	$13,321,050
Operating expenses:
Managed care cost of revenues	2,441,205	2,622,518	8,185,037	8,364,177
General and administrative	1,709,366	1,447,351	5,023,917	4,375,025
Depreciation and amortization	6,886	26,306	44,327	83,394

Total operating expenses	4,157,457	4,096,175	13,253,281	12,822,596
Operating income	437,799	243,326	13,451	498,454
Other expense	114,631	53,785	300,404	107,989

Income (loss) before income taxes	323,168	189,541	(286,953)	390,465
Provision (benefit) for income taxes	134,693	64,808	(83,529)	145,893

Income (loss) from discontinued operations	$188,475	$124,733	$(203,424)	$244,572

5. Earnings Per Share

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

5. Earnings Per Share (Continued)

        The calculations of basic and diluted net income (loss) per share for the three months and nine months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Basic:
Continuing operations	$(5,640,148)	$409,237	$(8,882,251)	$(468,198)
Discontinued operations	$188,475	$124,733	$(203,424)	$244,572

Net income (loss) attributable to common stockholders	$(5,451,673)	$533,970	$(9,085,675)	$(223,626)

Weighted average number of common shares outstanding	11,782,567	8,394,827	11,759,484	7,786,145

Basic net income (loss) per share attributable to common stockholders
Continuing operations	$(0.48)	$0.05	$(0.75)	$(0.06)
Discontinued operations	$0.02	$0.01	$(0.02)	$0.03

	$(0.46)	$0.06	$(0.77)	$(0.03)

Diluted:
Continuing operations	$(5,640,148)	$409,237	$(8,882,251)	$(468,198)
Discontinued operations	$188,475	$124,733	$(203,424)	$244,572

Net income (loss) attributable to common stockholders	$(5,451,673)	$533,970	$(9,085,675)	$(223,626)

Weighted average number of common shares outstanding	11,782,567	8,394,827	11,759,484	7,786,145
Weighted average number of dilutive common equivalents from options and warrants to purchase common stock	—	624,121	—	—

	11,782,567	9,018,948	11,759,484	7,786,145

Diluted net income (loss) per share attributable to common stockholders
Continuing operations	$(0.48)	$0.05	$(0.75)	$(0.06)
Discontinued operations	$0.02	$0.01	$(0.02)	$0.03

	$(0.46)	$0.06	$(0.77)	$(0.03)

        The number of options and warrants excluded from the computation of diluted earnings per share in the three-month and nine-month periods ended June 30, 2008, were 1,789,496, and 1,016,536, respectively, prior to the application of the treasury stock method, due to their antidilutive effect. Options and warrants excluded from diluted earnings per share in the nine-month period ended June 30, 2007 were 1,016,536 and 2,283,047, respectively. 1,672,880 preferred shares have also been excluded from diluted earnings per share in the 2008 periods, since their conversion is contingent upon shareholder approval and would have been anti-dilutive.

        The preferred shares are entitled to accrue dividends at 18% per year compounded annually. However, all accrued dividends will be canceled upon conversion of the preferred shares into common

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

5. Earnings Per Share (Continued)

shares following the anticipated approval by the Company's stockholders at the August 13, 2008 stockholders' meeting.

        The following proforma basic and diluted earnings per share assume the conversion of preferred shares into common stock at a ratio of 1:5 at the beginning of the first quarter of fiscal 2008:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Basic and Diluted:
Net income (loss) attributable to common stockholders—historical
Continuing operations	$(5,640,148)	$(8,882,251)
Add: Dividend to preferred stockholders	1,932,494	5,797,484

Net continuing loss attributable to common stockholders	(3,707,654)	(3,084,767)
Discontinued operations	188,475	(203,424)

Net loss attributable to common stockholders—proforma	$(3,519,179)	$(3,288,191)

Weighted average number of common shares outstanding—historical	11,782,567	11,759,484
Add number of preferred shares converted to common shares	8,364,400	8,364,400

Weighted average number of common shares outstanding—proforma	20,146,967	20,123,884

Basic net income (loss) per share attributable to common stockholders—proforma
Continuing operations	$(0.19)	$(0.15)
Discontinued operations	$0.01	$(0.01)

	$(0.18)	$(0.16)

6. Related Party Transactions

        Prospect Medical Holdings, Inc. has a controlling financial interest in the affiliated physician organizations included in its consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and was the Chief Executive Officer of each of Prospect's subsidiary physician organizations, except for AMVI/Prospect and Nuestra. Dr. Terner was also a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer.

        The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner's employment without cause, the Company would be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

6. Related Party Transactions (Continued)

consideration for Dr. Terner's resignation and other promises in his resignation agreement, and in satisfaction of our contractual obligations under Dr. Terner's employment agreement, we agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as an general and administrative expense in the third quarter of fiscal 2008.

        Dr. Terner agreed to continue to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and its subsidiary physician organizations until a suitable replacement was found. See Note 14 for discussion of change in nominee shareholder, effective August 8, 2008.

        Through the ProMed acquisition, the Company acquired the lease of an office facility which is owned by a shareholder of the Company, who formerly was an executive officer and shareholder of ProMed. The total lease payments in the nine months ended June 30, 2008 under this lease were approximately $372,607.

7. Long Term Debt

        Long-term debt at June 30, 2008 and September 30, 2007, respectively, consists of the following:

	June 30, 2008	September 30, 2007
Term loan	$141,867,448	$143,750,000
Revolving credit facility, interest at prime rate plus applicable margin	7,100,000	3,000,000

	$148,967,448	$146,750,000
Less current maturities	(12,100,000)	(8,000,000)

	$136,867,448	$138,750,000

        On June 1, 2007, the Company entered into a new three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities (see Note 8). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which was not drawn). $8,051,000 of the term loan proceeds were used to repay an existing debt and the balance was used to finance the ProMed acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranges from 275 to 300 basis points based on the consolidated leverage ratio.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

7. Long Term Debt (Continued)

The Company could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

        The Company recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which was amortized over the term of the related debt using the effective interest method.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a minimum fixed-charge coverage ratio, and effective May 15, 2008, a minimum EBITDA level, each computed quarterly (except for the test periods from April 30, 2008 through June 30, 2009, which is computed monthly) based on consolidated trailing twelve-month operating results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facilities is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially, all of the Company's assets are pledged to secure the credit facility.

Default and Debt Modification

        The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company also failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the trailing twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The modified agreements also provide that the LIBOR rate shall not be less than 3.5% for the term of the credit facilities. Additionally, the available line of credit under the revolving credit facility was permanently reduced from $10,000,000 to $7,250,000. During the forbearance periods, the Company

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

7. Long Term Debt (Continued)

had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008, to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan.

        The Company was in compliance with the amended financial covenant provisions for the April through June 2008 monthly reporting periods and continues to meet all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios at least for the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at September 30, 2007 and June 30, 2008. The current portion includes scheduled payments only and does not include additional principal payments contingent on excess cashflows or proceeds from future divestitures. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining forbearance and waivers, during the second and third quarters of 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders' advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was also required to pay an amendment fee of $758,000 in cash and to add 1% to the principal balance of the first and second-lien debt and the revolving line of credit totaling $1,514,000. The amendment fees were expensed as loss on debt extinguishment in the third quarter of 2008. The Company will also incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance on a monthly basis. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. At June 30, 2008, the interest rate

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

7. Long Term Debt (Continued)

(as modified and including the 4% payment-in-kind interest) on the first and second line term loans were 11% and 19.25%, respectively and the interest rate on the revolver was 13.0%.

        The Company accounted for the modifications of its first and second-lien term debt in accordance with EITF Issue 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and the modification of its revolving credit facility in accordance with EITF Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements." Pursuant to EITF Issue 96-19 and EITF 98-14, the Company is required to account for these modifications as debt extinguishments if the terms of the debt have changed substantially. A substantial modification occurs when the discounted future cash flows have changed by more than 10% before and after the modification in the case of the term loans; and if the product of the remaining term and the maximum available credit (i.e. the borrowing capacity) of the new revolver has decreased in relation to the existing line of credit. As a result of the increased interest and principal payments (including payment-in-kind interests) under the term loans and reduction in the maximum borrowing limit for the revolver, the Company has determined that these modifications were substantial in nature and should be accounted for as an extinguishment of the existing credit facilities effective April 10, 2008. The modified facilities are recorded as new debt instruments at fair value, which equal their face value.

        In connection with the modifications of the first and second-lien term debt and the revolving line of credit, the Company wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the existing debt of $6,036,000, and expensed as debt extinguishment loss $758,000 in amendment fees paid to lenders and $1,514,000 of "payment-in-kind" interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of deferred financing costs related to the new credit agreements, which will be amortized over their remaining terms. Under the amended senior credit facility agreement, all net proceeds from any future sale of one or more of the Company's IPAs are to be used to prepay the outstanding balance of the first lien debt (see Note 4).

Interest Rate Swaps

        As required by the $53 million credit facility, on May 16, 2007, the Company entered into a $48 million interest rate swap, to effectively convert the variable interest rate (the LIBOR component) under the original credit facility to a fixed rate of 5.3%, plus the applicable margin per year throughout the term of the loan. This interest rate swap remains in effect even though the related term loan was repaid in August 2007.

        In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, the Company entered into a separate interest rate swap agreement for the incremental debt, initially totaling $97,750,000 to effectively convert the variable interest rate (the LIBOR component) under the incremental portion of the original $155 million credit facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps are scheduled to decline as the principal balances owing under the term loans decline. Under these swaps, the Company is required to make quarterly fixed-rate payments to the swap counterparties calculated on the notional amount of the swap and the interest rate for the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

7. Long Term Debt (Continued)

particular swap, while the swap counterparties are obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. As originally structured, these interest rate swaps were intended to effectively fix the weighted average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, the Company is ultimately obligated for all amounts due and payable under its existing credit facility.

        The interest rate swap agreements were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the $48,000,000 swap being December 31, 2007 and the effective date of the $97,750,000 swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to other expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, the Company elected to discontinue hedge accounting. Changes in the fair value of the interest rate swaps after March 31, 2008 are recorded as other income or expense. Total net gain on the interest rate swaps included in earnings for the three and nine-months ended June 30, 2008 were approximately $4.9 million and $4.1 million, respectively. The effective portion of the swaps of approximately $5.3 million, after tax, that was recorded in other comprehensive income through March 31, 2008 will continue to be recognized as interest expense over the life of the modified debt.

8. Acquisitions

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

        The ProMed Acquisition, and $392,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,379,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing debt of Prospect Medical ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital and medical claims reserve adjustments. Any final settlement payments made to, or received from, the sellers of the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

8. Acquisitions (Continued)

ProMed Entities, when finally determined, will be reported as an adjustment to goodwill. Such adjustments cannot be reasonably estimated at this time.

Alta Healthcare System, Inc.

        On August 8, 2007, the Company acquired the outstanding common shares of Alta Healthcare System, Inc., a California corporation ("Alta") and the name of the surviving entity was changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the "Alta Acquisition." Alta is a for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 351 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,890,000, including repayment of approximately $41,500,000 of Alta's existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of $1,117,714. Each share of preferred stock will become convertible into five common shares if stockholder approval is received and it is expected that the holders of the preferred shares will convert them to common shares following receipt of such approval. Stockholder approval is expected to be received by a stockholder vote at the annual meeting that was originally scheduled for November 2007 but was postponed and is now scheduled to be convened on August, 13, 2008. Until conversion occurs, each share of preferred stock accrues dividends at 18% per year, compounding annually. However, such dividends will be canceled and no dividends will be paid upon conversion to common shares. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock's closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of common share on the acquisition date plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was $153,772,000. At June 30, 2008, accrued dividends of $6,919,803 were included in other current liabilities. Upon anticipated conversion of the preferred shares into common shares following the August 13, 2008 stockholders' meeting, the accrued dividends are expected to be forgiven and the liability will be reclassified to additional paid-in capital.

        The Alta Acquisition, the extinguishment of Alta's existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility arranged by Bank of America, comprising $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing (see Note 6 for discussion of long-term debt). Net proceeds of $141.1 million (net of issuance discount and financing costs of $6.9 million) were used to repay Alta's existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed acquisition debt,

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

8. Acquisitions (Continued)

pay the cash portion of the purchase price of $51.3 million and fund $1.1 million in direct transaction costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, and cash paid for the ProMed Entities and Alta.

        The allocation of the purchase price for the ProMed and Alta acquisitions is as follows:

	ProMed	Alta
Acquisition costs
Cash consideration	$41,040,000	$51,257,675
Stock consideration	6,960,000	61,030,284
Debt assumption and repayments	—	41,484,650
Direct acquisition costs	392,354	1,117,714

Aggregate purchase consideration	$48,392,354	$154,890,323

Allocation of purchase price
Net tangible assets	$3,504,633	$54,001,536
Amortizable intangibles:
Customer relationships	25,200,000	—
Trade names	9,450,000	14,140,000
Covenants not-to-compete	940,000	2,240,000
Provider networks	1,200,000	—

Total amortizable intangible assets	$36,790,000	$16,380,000

Net deferred tax liabilities on book-tax basis difference in assets acquired	(14,663,043)	(21,984,928)

Goodwill	22,760,764	106,493,715

	$48,392,354	$154,890,323

Net cash paid
Aggregate purchase consideration	$48,392,354	$154,890,323
Stock consideration	(6,960,000)	(61,030,284)
Cash acquired	(5,331,339)	(376,182)

Net cash paid in acquisition	$36,101,015	$93,483,857

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

8. Acquisitions (Continued)

        The following table represents the acquired companies' summarized balance sheet at the date of acquisition:

	ProMed	Alta
Cash	$5,331,339	$376,182
Other current assets	5,772,794	26,052,818
Property and equipment	375,972	46,804,000
Other noncurrent assets	77,460	—
Accounts payable and current liabilities	(8,052,932)	(17,902,876)
Other noncurrent liabilities acquired	—	(1,328,588)

Tangible net assets	$3,504,633	$54,001,536

        Goodwill from the ProMed and Alta Acquisitions are primarily related to a new platform for future growth, driven by new geographic markets and business segments, as well as an experienced management team and workforce. Through the ProMed Acquisition, the Company expanded into a new service market in the Pomona Valley and Inland Empire areas. With the Alta Acquisition, the Company purchased a hospital network with the potential to operate as an integrated healthcare delivery system. As a stock purchase, the goodwill and a significant portion of the intangible assets acquired in the ProMed and Alta Acquisitions are not deductible for income tax purposes. Future tax liabilities related to the fair value of these assets in excess of the tax deductible amounts have been recorded as deferred tax liabilities on the acquisition date.

        The following unaudited pro forma financial information for the three-month and nine-month periods ended June 30, 2007 gives effect to the acquisition of ProMed and Alta as if they had occurred on October 1, 2006. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies, operational or other changes that might have been effected by the Company.

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

June 30, 2008

(Unaudited)

8. Acquisitions (Continued)

increased common shares outstanding to reflect shares issued in the acquisitions including the preferred shares on an as-converted basis.

	Three months ended June 30, 2007	Nine months ended June 30, 2007
	(Unaudited)	(Unaudited)
Net revenue	$88,026,122	$248,643,435
Net income from continuing operations	$3,489,396	$3,788,183
Net income per share—continuing operations :
Basic	$0.17	$0.19

Diluted	$0.17	$0.19

        No effect has been given to the preferred stock dividends as the pro forma calculations assume the immediate conversion of preferred shares into common stock at the acquisition date.

9. Segment Information

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

        Effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"). Pursuant to the SPA, the Company agreed to sell, all of the issued and outstanding stock of the AV Entities as discussed in Note 4. The results of operations of the AV Entities have been classified as discontinued operations and excluded from the segment disclosures below.

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

June 30, 2008

(Unaudited)

9. Segment Information (Continued)

        The reporting segments are strategic business units that offer different services within the healthcare continuum. Business in each reporting segment is conducted by one or more direct or indirect wholly-owned subsidiaries of the Company. Each of these subsidiaries has separate governing bodies.

        The following tables summarize certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the three-month and nine-month periods ended June 30, 2008:

	As of and for the Three Months Ended June 30, 2008
	IPA Management(1)	Hospital Services	Intersegment Eliminations		Consolidated
Revenues from external customers	$49,447,588	$31,413,226		$—	$80,860,814
Intersegment revenues	—	—		—	—

Total revenues	49,447,588	31,413,226		—	80,860,814

Operating income (loss)	(2,672,882)	6,726,719		—	4,053,837
Investment income	80,191	—		—	80,191
Interest expense and amortization of deferred financing costs	(6,521,942)	40,193		—	6,562,135
Gain on interest rate swap arrangements	4,948,314	—		—	4,948,314
Loss on debt extinguishment	(8,308,466)	—		—	(8,308,466)

Income (loss) before income taxes	$(12,474,785)	$6,686,526		$—	$(5,788,259)

Identifiable segment assets	$214,277,645	$71,847,694	$		$286,125,339

Segment capital expenditures	$(44,860)	$369,679		$—	$324,819

Segment goodwill	$22,760,764	$106,493,715		$—	$129,254,479

	As of and for the Nine Months Ended June 30, 2008
	IPA Management(1)	Hospital Services	Intersegment Eliminations		Consolidated
Revenues from external customers	$150,697,117	$91,095,579		$—	$241,792,696
Intersegment revenues	—	—		—	—

Total revenues	150,697,117	91,095,579		—	241,792,696

Operating income (loss)	(5,506,296)	20,473,700		—	14,967,404
Investment income	523,384	—		—	523,384
Interest expense and amortization of deferred financing costs	(15,935,423)	120,016		—	(16,055,439)
Gain on interest rate swap arrangement	4,071,634	—		—	4,071,634
Loss on debt extinguishment	(8,308,466)	—		—	(8,308,466)

Income (loss) from continuing before income taxes	$(25,155,167)	$20,353,684		$—	$(4,801,483)

Identifiable segment assets	$214,277,645	$71,847,694	$		$286,125,339

Segment capital expenditures	$195,759	$1,220,458		$—	1,416,217

Segment goodwill	$22,760,764	$106,493,715		$—	$129,254,479

  (1)
  The IPA Management segment also includes operating results of Prospect Medical Holdings, Inc., the parent entity. All acquisition-related debt, goodwill and intangibles, including those related to the Hospital Services segment, are recorded at the Parent level. The Company does not allocate interest expense, gain or loss on interest rate swaps, loss on debt extinguishment, amortization expense for intangibles, management fee, costs for shared services and corporate overhead or income tax expense to the Hospital Services segment.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

9. Segment Information (Continued)

  (2)
  Prospect Medical Holdings, Inc. and Prospect Medical Group (which serves as a holding company for other affiliated physician organizations and is itself an affiliated physician organization) each files a consolidated tax return. The consolidated tax provision (benefit) is recorded as part of the IPA Management reporting segment.

  (3)
  During the three-months and nine-months ended June 30, 2008, the Company incurred $45,000 and $1,383,000, respectively, in costs related to the restatement of Alta's pre-acquisition financial statements, preparation of SEC filings and the related special investigation by the Company's audit committee, which was completed in March 2008. These expenses are included in general and administrative expenses of the IPA Management segment. In connection with the forbearance and modification of its outstanding term debt and revolving line of credit, during the three and nine-months ended June 30, 2008, the Company incurred $1,461,000 and $2,835,000, respectively, in forbearance related fees which are included in the operating results of the IPA Management Segment. In the third quarter of 2008, the Company also wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the outstanding first and second-lien term debt and revolving line of credit, totaling $6,036,000 and expensed $2,272,000 in amendment fees paid to the lenders, resulting in an aggregate loss of $8,308,000 in connection with this debt extinguishment in the IPA Management segment.

10. Use of Estimates

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

        During the nine months ended June 30, 2008 and 2007, we recorded approximately $2,168,121 and $429,283, respectively, in reduced claims expense related to favorable development of fiscal 2007 and 2006 claims.

11. Income Taxes

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

11. Income Taxes (Continued)

        The Company adopted the provisions of FIN 48 on October 1, 2007. There were no unrecognized tax benefits or interest and penalties recorded on income tax matters as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized no decrease in deferred tax assets or changes in the valuation allowance. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

        Consolidated and separate income tax returns are filed with the U.S. Federal jurisdiction and in the State of California. The Company's filed tax returns are subject to examination by both the IRS and the State of California for fiscal years 2004, 2005 and 2006.

        The adoption of FIN 48 did not significantly impact the Company's consolidated financial condition, results of operations or cash flows. At June 30, 2008, the Company had net deferred tax liabilities of $20.5 million. The net deferred tax liabilities are primarily composed of temporary differences between book and tax balances for intangible and capital assets acquired, loss on extinguishment of debt, interest rate swaps and loss carryforwards.

12. New Accounting Pronouncements

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," ("SFAS No. 159"). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on October 1, 2008 and is currently evaluating this statement. Management has not yet determined if it will elect to measure any additional financial assets and liabilities at fair value.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

12. New Accounting Pronouncements (Continued)

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

13. Litigation and Contingencies

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

        The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company's financial

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

13. Litigation and Contingencies (Continued)

position or its results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management's view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company's financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

14. Subsequent Event

        As more fully described at Note 4, on August 1, 2008, the Company completed the sale of all of the outstanding stock of the AV Entities for total cash consideration of $8,000,000. Of this amount, approximately $4.2 million was used to pay down the outstanding balance of the first-lien debt.

        Effective August 8, 2008, Dr. Osmundo Saguil replaced Dr. Terner as the nominee shareholder of the Company's affiliated physician organizations.

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

  •
  While we have begun a detailed assessment of our internal controls as called for by the Sarbanes Oxley Act of 2002, there can be no assurance that all identified material weaknesses will be remediated before the required due date for management to report on internal controls, of September 30, 2008.

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

  •
  Our revenue and profitability could be significantly reduced and could also fluctuate significantly from period to period under Medicare's Risk Adjusted payment methodology.

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

  •
  Changes in the fair market value of our interest swap arrangements are included in earnings. These amounts are unpredictable and likely to be significant.

        Investors should also refer to our Form 10-K annual report filed on June 2, 2008, and our Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 filed on June 9, 2008 and June 16, 2008, respectively, for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

        Prior to the August 8, 2007 acquisition of Alta, the Company was primarily a health care management services organization that develops integrated delivery systems and provides medical management systems and services to affiliated medical organizations. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into two primary reportable segments.

IPA Management

        The IPA Management segment is a health care management services organization that provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. The affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services. The medical clinics, which are operated by the AV Entities in the Antelope Valley region of the Los Angeles County, employ their primary care physicians, which provide the vast majority of their medical services, while contracting with specialist physicians and other health care providers to provide other required medical services. As discussed below, effective August 1, 2008, we sold the AV Entities to a third party for cash consideration of $8 million.

        Through our management subsidiaries—Prospect Medical Systems, Sierra Medical Management (through August 1, 2008) and ProMed Health Care Administrators—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

        Effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), whereby it agreed to sell, all of the issued and outstanding stock of Sierra Medical Management ("SMM") and all of the issued and outstanding stock of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (the "AV Entities"). As discussed in Note 4 to the accompanying condensed consolidated financial statements, the assets, liabilities and operating results of the AV Entities have been classified as discontinued operations and are excluded from the disclosures below.

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

        The twelve affiliated physician organizations provide medical services to a combined total of approximately 202,000 HMO enrollees at June 30, 2008, including approximately 9,000 AMVI Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

        Currently, our affiliated physician organizations have contracts with approximately 20 HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive health care benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee.

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

        Managed care revenues consist primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their health care provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustments. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as "Risk Adjustment." Under this model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth fiscal quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to Medi-Cal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA's OneCare

HMO, as well as management services provided to Brotman Medical Center, an equity investee in which we hold a 38% interest. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also Medi-Cal eligible. Management fee revenue is earned in the month the services are delivered. Fee for service revenues are primarily related to medical clinics operated by the AV Entities, which we sold on August 1, 2008.

        Managed care revenues also include incentive payments from HMOs under "pay-for-performance" programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to reliably estimate these amounts.

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

        Revenues from continuing operations of the IPA Management segment are comprised of the following amounts:

	Three months ended June 30,			Nine months ended June 30,
			% Increase (Decrease)			% Increase (Decrease)
	2008	2007		2008	2007
Capitation	$49,056,666	$35,341,251	39%	$149,831,931	$93,848,783	60%
Management fees	150,104	161,633	(7)%	404,499	618,802	(35)%
Other	240,818	909,477	(74)%	460,687	1,118,211	(59)%

Total managed care revenues	$49,447,588	$36,412,361	36%	$150,697,117	$95,585,796	58%

        We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category.

Member Category	As of June 30, 2008	As of June 30, 2007	% Increase (Decrease)
Commercial—owned	151,700	184,700	(17.9)%
Commercial—managed	1,400	1,300	7.7%
Senior—owned	22,000	22,500	(2.2)%
Senior—managed	100	200	(50.0)%
MediCal—owned	19,500	11,100	75.7%
MediCal—managed	7,500	6,200	21.0%

Total	202,200	226,000	(10.5)%

        The following table details total paid member months, by member category, for the three-month and nine-month periods ended June 30, 2008 and 2007:

	Three months ended June 30,			Nine months ended June 30,
			% Increase (Decrease)			% Increase (Decrease)
	2008	2007		2008	2007
Commercial—owned	460,200	415,800	10.7%	1,431,300	835,300	71.4%
Commercial—managed	4,000	3,900	2.6%	12,000	7,800	53.8%
Senior—owned	66,200	41,800	58.4%	199,400	83,800	137.9%
Senior—managed	400	400	0.0%	1,200	1,000	20.0%
MediCal—owned	57,900	28,100	106.0%	192,000	58,900	226.0%
MediCal—managed	22,200	17,500	26.9%	63,000	34,800	81.0%

	610,900	507,500	20.4%	1,898,900	1,021,600	85.9%

        Our operating expenses include expenses related to the provision of medical care services (managed care cost of revenues) and general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

        Expenses related to medical care services include payments to contracted primary care physicians, payments to contracted specialists and the cost of employed physicians at the Company's medical clinics (through August 1, 2008). In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

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

        Beginning with the first quarter of fiscal 2007 and continuing through the quarter ended December 31, 2007, the Company has experienced an increase in fee for service claims costs per member per month. In December 2007, the Company undertook a turnaround plan to increase health plan reimbursements and reduce medical spending in our core operations by renegotiating payor and provider contracts, capitalizing certain specialties, strengthening claims adjudication and audit functions, accelerating claims recovery, adopting a new fee schedule for non-contract claims, and improving medical management. These measures have begun to reduce claims costs in our core operations.

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

        The following tables show the approximate net patient revenue from each major payer category during the three-month and nine-month periods ended June 30, 2008. Net patient revenues are defined as revenues from all sources of patient care after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

	Three months ended June 30, 2008	Nine months ended June 30, 2008
Medicare	$16,181,505	$48,423,630
Medi-Cal	12,784,621	36,812,025
Managed care	1,545,826	3,172,521
Self pay	528,726	1,464,932
Other	372,547	1,222,471

Total	$31,413,225	$91,095,579

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

        The following table details operating data of our hospital services facilities for the three-month and nine-month periods ended June 30, 2008:

	Three months ended June 30, 2008	Nine months ended June 30, 2008
Total net patient revenues	$31,413,226	$91,095,579
Operating income before income taxes	$6,686,526	$20,353,684
Total assets as of June 30, 2008	$71,847,694	$71,847,694
Average licensed beds	339	339
Average available beds	330	330
Inpatient admissions	3,560	10,591
Average length of patient stay (days)	5.55	5.36
Patient days (days)	22,127	63,747
Occupancy rate for licensed beds	72%	69%
Occupancy rate for available beds	74%	71%

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

Results of Operations

IPA Management

        The following table sets forth results of operations for our IPA Management (excluding the AV Entities) segment for the three-month and nine-month periods ended June 30, 2008 and 2007:

	Three months ended June 30,			Nine months ended June 30,
			% Increase (Decrease)			% Increase (Decrease)
	2008	2007		2008	2007
Managed care revenues:
Capitation	$49,056,666	$35,341,251	39%	$149,831,931	$93,848,783	60%
Management fees	150,104	161,633	(7)%	404,499	618,802	(35)%
Other revenues	240,818	909,477	(74)%	460,687	1,118,211	(59)%

Total managed care revenues	49,447,588	36,412,361	36%	150,697,117	95,585,796	58%
Managed care cost of revenues:
PCP capitation	8,968,503	7,139,678	26%	27,964,094	18,598,799	50%
Specialist capitation	10,773,697	6,412,732	68%	31,736,386	15,967,379	99%
Claims expense	18,537,317	15,204,466	22%	59,324,097	40,096,479	48%
Physician salaries	857,696	178,693	380%	1,625,169	413,237	293%
Other cost of revenues	(164,659)	332,829	(149)%	(201,458)	657,227	(131)%

Total managed care cost of revenues	38,972,554	29,268,398	33%	120,448,288	75,733,121	59%
Gross margin	10,475,034	7,143,963	47%	30,248,829	19,852,675	52%
General and administrative expenses	12,902,378	7,119,517	81%	34,302,252	21,350,341	61%
Depreciation and amortization expense	1,200,406	473,680	153%	3,576,700	1,199,619	198%

Total non-medical expenses	14,102,784	7,593,197	86%	37,878,952	22,549,960	68%
Income from unconsolidated joint venture	954,868	1,551,088	(38)%	2,123,827	2,314,666	(8)%

Operating loss	$(2,672,882)	1,101,854	(343)%	(5,506,296)	(382,619)	1,339%

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Managed care revenues:
Capitation revenue	99.2%	97.1%	99.4%	98.2%
Management fees	0.3%	0.4%	0.3%	0.6%
Other revenues	0.5%	2.5%	0.3%	1.2%

Total managed care revenues	100.0%	100.0%	100.0	100.0%
Managed care cost of revenues:
PCP capitation	18.1%	19.6%	18.6%	19.5%
Specialists capitation	21.8%	17.6%	21.1%	16.7%
Claims expense	37.5%	41.8%	39.4%	41.9%
Physician salaries	1.7%	0.5%	1.1%	0.4%
Other cost of revenues	(0.3)%	0.9%	(0.1)%	0.7%

Total managed care cost of revenues	78.8%	80.4%	79.9%	79.2%
Gross margin	21.2%	19.6%	20.1%	20.8%
General and administrative expenses	26.1%	19.6%	22.8%	22.3%
Depreciation and amortization expense	2.4%	1.3%	2.4%	1.3%

Total non-medical expenses	28.5%	20.9%	25.1%	23.6%
Income from unconsolidated joint venture	1.9%	4.3%	1.4%	2.4%

Operating loss	(5.4)%	3.0%	(3.7)%	(0.4)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Capitation Revenue

        Capitation revenue for the three months ended June 30, 2008 was $49,056,666, representing an increase of $13,715,415 or 39.0% from capitation revenue for the three months ended June 30, 2007, of $35,341,251.

        Exclusive of the ProMed Acquisition, Prospect's capitation revenue decreased by a net $1,188,327 or 4.3% from the three months ended June 30, 2007. This decrease in 2008 includes $2,368,251 reduction in capitation revenue, which was partially offset by a $1,179,924 increase in risk pool revenues. We estimated that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $14,903,742 in increased capitation revenue during the fiscal 2008 period, as compared to the fiscal 2007 period. The decrease in Prospect's capitation revenue was due to lower enrollment, partially offset by increase in capitation rates. Risk pool revenues was higher in the current year period due to unfavorable changes in estimates in 2007 which did not recur.

Management fee revenue

        Management fee revenue for the three months ended June 30, 2008 was $150,104, representing a decrease of $11,529 or 7.0% from management fee revenue for the three months ended June 30, 2007, of $161,633.

        The decrease in management fee revenue during the fiscal 2008 period was primarily the result of an amendment to the Brotman Medical Center advisory contract which reduced our management involvement and the related fee.

Other revenue

        Other revenue for the three months ended June 30, 2008 was $240,818, representing a decrease of $668,659 or 74.0% over other revenue for the three months ended June 30, 2007, of $909,477.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

        The decrease in other revenue during the 2008 period was primarily the result of the timing of pay-for-performance incentives from one of our contracted Health Plans.

PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for the three months ended June 30, 2008 was $8,968,503, representing an increase of $1,828,825 or 26.0% over PCP capitation expense for the three months ended June 30, 2007, of $7,139,678.

        Exclusive of the ProMed Acquisition, Prospect's PCP capitation expense for the fiscal 2008 quarter decreased by $740,159 or 12.8%. We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $2,568,983 in increased PCP capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased Prospect's PCP capitation expense by approximately $140,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced Prospect's PCP capitation expense by approximately $880,000, during the fiscal 2008 period, as compared to the fiscal 2007 period.

Specialist Capitation Expense

        Specialist Capitation expense for the three months ended June 30, 2008 was $10,733,697, representing an increase of $4,320,965 or 67.0% from specialist capitation expense for the three months ended June 30, 2007, of $6,412,732.

        Exclusive of the ProMed Acquisition, Prospect's specialist capitation expense for the fiscal 2008 quarter decreased by $449,265 or 10.2%. We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $4,810,229 in increased Prospect's specialist capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of the acquisition, increased Prospect's specialist capitation expense by approximately $220,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisitions, reduced specialist capitation expense by approximately $670,000 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Claims Expense

        Claims expense for the three months ended June 30, 2008 was $18,537,317, representing an increase of $3,332,851 or 22.0% over claims expense for the three months ended June 30, 2007, of $15,204,466.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $3,976,245 in increased claims expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased Prospect's claims expense by approximately $1,290,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced claims expense by approximately $1,940,000 in the fiscal 2008 period, as compared to the fiscal 2007 period.

Physician Salaries Expense

        Physician salaries expense for the three months ended June 30, 2008 was $857,696, representing an increase of $679,003 or 380.0% over physician salaries expense for the three months ended June 30, 2007, of $178,693.

        Exclusive of the ProMed Acquisition, physician salaries expense for the fiscal 2008 quarter increased by $379,003 or 212.0%. The increase in Prospect's physician salaries expense during the fiscal 2008 period was primarily the result of the conversion of certain contracted physicians from capitation to employment basis effective during the third quarter of fiscal 2007.

Other Cost of Revenues

        Other cost of revenues for the three months ended June 30, 2008 was a negative expense of $164,659 compared to an expense of $332,828 for the three months ended June 30, 2007. Exclusive of the ProMed acquisition however, other cost of revenue for the fiscal 2008 quarter decreased by $5,276. The negative expense in ProMed represents reinsurance recoveries in the 2008 period, which are recorded as a reduction of other medical costs.

Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 21.2% for the three months ended June 30, 2008, from 19.6% for the three months ended June 30, 2007. Exclusive of the ProMed Acquisition, our gross margin was 19.0% in 2008 and 19.6% in 2007.

        The decrease in our gross margin percentage between the fiscal 2008 and 2007 periods was primarily the result of increasing claims cost per member per month in fiscal 2008.

General and Administrative Expenses

        General and administrative expenses were $12,902,378 for the three months ended June 30, 2008, representing 26.1% of total revenues, as compared with $7,119,517, or 19.6% of total revenues, for the fiscal 2007 period.

        Exclusive of the ProMed Acquisition, general and administrative expenses were $10,884,553 for the three months ended June 30, 2008, representing 40.5% of total revenues, as compared to $6,632,137 for the three months ended June 30, 2007, representing 23.0% of total revenues. The increase in general and administrative expenses during the fiscal 2008 quarter was primarily related to a $1,463,924 increase in personnel costs and executive severance. We added and upgraded several key positions as well as recorded approximately $1,257,000 in severance obligations under Dr. Jacob Terner's employment agreement (see Note 6 to the condensed consolidated financial statements). Outside professional fees increased $2,258,124 related to audit, Sarbanes Oxley compliance and SEC reporting activities. In the 2008 period, the Company also incurred approximately $225,000 in fees to Bank of America and approximately $474,000 in legal and consulting fees to the lenders' advisors related to the forbearance agreements.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended June 30, 2008 increased to $1,200,406 from $473,680 for the same period of the prior year. The increase of $726,726 was primarily due to the amortization of identifiable intangible assets related to the acquisition of ProMed and Alta, as well as additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

        The income from unconsolidated joint venture for the three months ended June 30, 2008 decreased to $954,867 from $1,551,088 for the same period of the prior year. The decrease resulted from lower accrual of risk pool receivable due to decreased membership.

Nine months Ended June 30, 2008 Compared to Nine months Ended June 30, 2007

Capitation Revenue

        Capitation revenue for the nine months ended June 30, 2008 was $149,831,931, representing an increase of $55,983,148 or 60.0% from capitation revenue for the nine months ended June 30, 2007, of $93,848,783.

        Exclusive of the ProMed Acquisition, Prospect's capitation revenue decreased by $4,616,560 or 5.3% from the nine months ended June 30, 2007. We estimated that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $60,599,707 in increased capitation revenue during the fiscal 2008 period, as compared to the fiscal 2007 period. The decrease is comprised of three main factors: (i) effective January 1, 2007, the Medi-Cal and Healthy Family enrollees under the CalOPTIMA contract were reassigned from the AMVI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, who were previously included in income from unconsolidated joint venture (see below), are reported as capitation revenue and managed care cost of revenue, respectively, beginning January 1, 2007. This change in reporting accounted for $1,251,000 of the increase in revenue in the 2008 fiscal period as compared to the 2007 fiscal period, and (ii) decrease in membership months offset by increase in capitation rates, which contributed to $5,860,000 in net decreased capitation.

Management fee revenue

        Management fee revenue for the nine months ended June 30, 2008 was $404,499, representing a decrease of $214,303 or 35.0% from management fee revenue for the nine months ended June 30, 2007, of $618,802.

        The decrease in management fee revenue during the fiscal 2008 quarter was primarily the result of the termination of a portion of our joint venture management contract related to CalOPTIMA, Medi-Cal and Healthy Family enrollees who, beginning on January 1, 2007 are assigned directly to the joint venture partners and are no longer administered under the joint venture, and an amendment to the Brotman Medical Center advisory contract which reduced our management involvement and the related fee.

Other revenues

        Other revenues for the nine months ended June 30, 2008 was $460,687, representing a decrease of $657,524 or 59.0% over other revenue for the nine months ended June 30, 2007, of $1,118,211.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The decrease in other revenue during the fiscal 2008 period was primarily the result of timing of the incentives received from our contracted Health Plans.

PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for the nine months ended June 30, 2008 was $27,964,094, representing an increase of $9,365,295 or 50.0% over PCP capitation expense for the nine months ended June 30, 2007, of $18,598,799.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $10,805,403 in increased PCP capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher capitation rates on our core business, exclusive of acquisitions, increased Prospect's PCP capitation expense by approximately $624,000 during the fiscal 2008 period as compared to the 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced Prospect's PCP capitation expense by approximately $2,064,000 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Specialist Capitation Expense

        Specialist capitation expense for the nine months ended June 30, 2008 was $31,736,386, representing an increase of $15,769,007 or 99.0% from specialist capitation expense for the nine months ended June 30, 2007, of $15,967,379.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed approximately $17,544,216 in increased specialist capitation expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that lower capitation rates on our core business, exclusive of the acquisition, reduced Prospect's specialist capitation expense by approximately $104,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisitions, reduced Prospect's specialist capitation expense by approximately $1,671,000 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Claims Expense

        Claims expense for the nine months ended June 30, 2008 was $59,324,097, representing an increase of $19,227,172 or 48.0% over claims expense for the nine months ended June 30, 2007, of $40,096,925.

        We estimate that net membership growth from the June 1, 2007 acquisition of ProMed contributed $18,647,294 in increased claims expense during the fiscal 2008 period, as compared to the fiscal 2007 period. We estimate that higher claims per member rates on our core business, exclusive of acquisitions, increased Prospect's claims expense by approximately $5,079,000 during the fiscal 2008 period as compared to the fiscal 2007 period. We estimate that member months declines related to our core business, exclusive of the acquisition, reduced Prospect's claims expense by approximately $4,498,000 in the fiscal 2008 period, as compared to the fiscal 2007 period.

Physician Salaries Expense

        Physician salaries expense for the nine months ended June 30, 2008 was $1,625,169, representing an increase of $1,211,932 or 293.0% over physician salaries expense for the nine months ended June 30, 2007, of $413,237.

        The increase in physician salaries expense during the fiscal 2008 period was primarily the result of the conversion of certain contracted physicians from capitation to employment basis effective during the third quarter of fiscal 2007.

Other Cost of Revenues

        Other cost of revenues for the nine months ended June 30, 2008 was a negative expense of $201,460 as compared to an expense of $657,227 for the nine months ended June 30, 2007. Exclusive of the ProMed Acquisition, other cost of revenue for the fiscal 2008 quarter decreased by $181,038.

        The decrease in other cost of revenues during the fiscal 2008 period was primarily the result of the timing of reimbursements of our professional liability insurance and purchases of pharmaceutical supplies, offset by lower stop loss insurance premiums charged by one of our HMO. ProMed reported a negative expense of $465,817 in the 2008 period as compared to an expense of $211,831 in 2007. The negative expense in 2008 represents reinsurance recoveries, which are recorded as a reduction of other medical costs.

Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin decreased to 20.1% for the nine months ended June 30, 2008, from 20.8% for the nine months ended June 30, 2007. Exclusive of the ProMed Acquisition, our gross margin in 2008 decreased to 17.7% from 20.8% in 2007.

        The decrease in our gross margin percentage between the fiscal 2008 and fiscal 2007 periods was primarily the result of the increasing claims cost per member per month in fiscal 2008.

General and Administrative Expenses

        General and administrative expenses were $34,302,252 for the nine months ended June 30, 2008, representing 22.8% of total revenues, as compared with $21,350,341, or 22.3% of total revenues, for the 2007 period.

        Exclusive of the ProMed Acquisition, general and administrative expenses were $28,457,812 in the nine months ended June 30, 2008, representing 34.6% of total Prospect revenues, compared to $20,862,961 in the nine months ended June 30, 2007, representing 23.7% of total Prospect revenues. The increase in general and administrative expenses during the 2008 period primarily related to a $1,555,570 increase in personnel and executive severance costs. We added and upgraded several key positions as well as recorded approximately $1,257,000 in severance obligations under Dr. Jacob Terner's employment agreement (see Note 6 to the condensed consolidated financial statements). Outside professional fees increased $5,029,725 related to audit, Sarbanes Oxley compliance and SEC reporting activities.

        In addition, in the 2008 period, the Company incurred approximately $1,383,000 in costs related to the restatement of Alta's pre-acquisition financial statements and related SEC filings and the special investigation by the Company' audit committee, which was completed in March 2008.

        In connection with obtaining forbearance and covenant waivers, during the nine months ended 2008, the Company paid approximately $450,000 in fees to Bank of America and approximately $860,000 in legal and consulting fees to the lenders' advisors related to the forbearance agreements, which were included in general and administrative expenses. The Company also paid $1,525,000 in forbearance fees to the lenders, which was included in interest expense, and recorded a charge of $8,308,000 relating to the extinguishment of the existing credit facility.

Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended June 30, 2008 increased to $3,576,700 from $1,199,619 for the same period of the prior year. The increase of $2,377,081 was primarily due to the amortization of identifiable intangible assets related to the acquisition of ProMed and Alta, as well as additional depreciation expense for increased capital expenditures.

Income From Unconsolidated Joint Venture

        The income from unconsolidated joint venture for the nine months ended June 30, 2008 decreased to $2,123,827 from $2,314,666 for the same period of the prior year. The decrease resulted from lower accrual of risk pool receivable due to decreased membership.

Hospital Services

        The following table sets forth the results of operations for our Hospital Services segment and is used in the discussion below for the three-month and nine-month periods ended June 30, 2008:

	Three months ended June 30,	Nine months ended June 30,
	2008	2008
Net patient revenues:
Medicare	$16,181,505	$48,423,630
Medi-Cal	12,784,621	36,812,025
Managed care	1,545,826	3,172,521
Self pay	528,726	1,464,932
Other	372,548	1,222,471

Total net patient revenues	31,413,226	91,095,579

Hospital operating expenses:
Salaries, wages and benefits	15,262,471	44,204,857
Other operating expenses	1,939,072	5,473,705
Supplies expense	2,305,577	6,483,159
Provision for doubtful accounts	948,259	2,809,068
Lease and rental expense	308,234	761,148

Total hospital operating expenses	20,763,613	59,731,937

General and administrative expenses	3,219,636	8,755,046
Depreciation and amortization expense	703,258	2,134,896

Total non-medical expenses	3,922,894	10,889,942

Operating income	$6,726,719	$20,473,700

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2008	2008
Net patient revenues:
Medicare	51.5%	53.2%
Medi-Cal	40.7%	40.4%
Managed care	4.9%	3.5%
Self pay	1.7%	1.6%
Other	1.2%	1.3%

Total net patient revenues	100.0%	100.0%

Hospital operating expenses:
Salaries, wages and benefits	48.6%	48.5%
Other operating expenses	6.2%	6.0%
Supplies expense	7.3%	7.1%
Provision for doubtful accounts	3.0%	3.1%
Lease and rental expense	1.0%	0.8%

Total hospital operating expenses	66.1%	65.6%

General and administrative expenses	10.2%	9.6%
Depreciation and amortization expense	2.2%	2.3%

Total non-medical expenses	12.5%	12.0%

Operating income	21.4%	22.5%

        With the acquisition of Alta on August 8, 2007, the Company now owns and operates four community-based hospitals with a combined 339 licensed beds served by 351 on-staff physicians. For the three-month and nine-month periods ended June 30, 2008, our Hospital Services segment reported operating income of $6,726,720 and $20,473,700 on net patient revenues of $31,413,225 and $91,095,579, respectively. Net patient service revenues decreased $982,901 or 3.0% from $32,396,126 in the second quarter to $31,413,225 in the third quarter. Hospital operating expenses also decreased $203,364 or 1.0% from $20,966,977 in the second quarter to $20,763,613 in the third quarter. The decrease primarily reflects seasonality in our hospital operations. The hospital industry typically experiences increased patient volume in the first calendar quarter after the holiday season.

        Alta was not part of the consolidated results of the Company during the three-month and nine-month periods ended June 30, 2007 and, as such, comparative quarterly information has not been provided.

Interest Expense and Amortization of Deferred Financing Costs

        Interest expense and amortization of deferred financing costs, for the three months and the nine months ended June 30, 2008 increased to $6,562,135 and $16,055,439 from $699,762 and $1,147,129, respectively, for the same periods of the prior year. The increase in net interest costs during the fiscal 2008 period was primarily due to additional interest expense on the $155 million senior secured credit facility entered into on August 8, 2007 to re-finance the ProMed Acquisition debt and to finance the Alta Acquisition. Also, as discussed in Note 7 to the condensed consolidated financial statements, the Company was in default under the credit facility and interest was assessed at default rates of 11.4% with respect to the first-lien term loan and 15.4% with respect to the second-lien term loan for the period January 28, 2008 through April 10, 2008 .

        Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provide that the LIBOR rate shall not be less than 3.50% for the term of the credit facility. In May 2008, the debt agreements were further modified to add a 1% "payment-in-kind" interest to the outstanding balance of the debt plus an additional 4% "payment-in-kind" interest to the interest rate of second lien debt. The 4% accrues and is added to the principal balance on a monthly basis. The 4% decreases if the Company reduces its consolidated leverage ratio. Interest expense for the three and nine months ended June 30, 2008 also includes approximately $763,000 and $1,525,000, respectively, in forbearance fees to the lenders.

Gain on Interest Rate Swaps, Net

        Gain on interest rate swaps of $4.9 million and $4.1 million for the three month and nine month periods ended June 30, 2008 was primarily the result of an election by the Company to discontinue hedge accounting effective April 1, 2008 and to record all changes in fair value thereafter in earnings. The fair value of interest rate swaps primarily reflects expectations regarding future changes in the LIBOR rates and can fluctuate significantly between periods. The effective portions of the fair value gains or losses on these cash flow hedges from the hedge designation date to March 31, 2008 were recorded as a component of other comprehensive income and will be recognized as interest expense over the life of the debt. There were no interest rate swaps in place during the fiscal 2007 period.

Loss on Debt Extinguishment

        The $8,308,000 loss on debt extinguishment related to the modification of our first and second-lien term loans and our revolving line of credit in the third quarter of 2008. The charge included amendment fees of $758,000 paid in cash to lenders and $1,514,000 "payment-in-kind" interest added to the principal of the new debt. Additionally, we also wrote off $6,036,000 in unamortized debt issuance costs relating to the early extinguishment of the existing term debt and revolving line of credit.

Provision for Income Taxes

        We reported income tax benefit of $2,083,596 and $1,728,204 in the three-month and nine-month periods ended June 30, 2008, respectively, compared to an expense of $317,357 and a benefit of $275,066, in the same periods last year, respectively. The effective tax rates were 36% in the 2008 periods, compared to 43% and 37% for the three and nine months ended June 30, 2007, respectively.

Net Income (Loss) from Continuing Operations

        Net loss from continuing operations attributable to common stockholders for the three months ended June 30, 2008 was $(5,640,148) or $(0.48) per diluted share as compared to net income of $409,237 or $.05 per diluted share for the same period last year, which decrease is the result of the changes discussed above.

        Net loss from continuing operations attributable to common stockholders for the nine months ended June 30, 2008 was $8,882,251 or $0.75 per diluted share as compared to net loss of $468,198 or $0.06 per diluted share for the same period last year, which decrease is the result of the changes discussed above.

Net Income(Loss) from Discontinued Operations

        Net income from discontinued operations for the three months ended June 30, 2008 was $188,475 or $0.02 per diluted share as compared to net income of $124,733 or $0.01 per diluted share. The increase was due to the departure of a physician in the AV Entities. Pending his replacement, physician salaries expense was lower in the third quarter of fiscal 2007.

        Net loss from discontinued operations for the nine months ended June 30, 2008 was $(203,424) or $(0.02) per diluted share as compared to net income of $244,572 or $0.03 per diluted share for the same period last year. The decrease was due to higher medical supplies and physician salaries expense in the fiscal 2008 period.

Liquidity and Capital Resources

        Our primary source of cash from operations was derived from capitation revenue, healthcare services provided on a fee-for-service basis at our clinics, management fee revenue generated in our IPA Management segment, net patient revenues generated in our Hospital Services segment and from investment income. Our primary uses of cash include the payment of expenses related to health care services and G&A expenses in both our IPA Management and Hospital Services segments. Our IPA Management segment generally receives capitation revenue in advance of the payment of capitation expenses and claims for related health care services. Our Hospital Services segment receives payments generally 30 to 90 days after the medical care is rendered. For some accounts and payor programs, the time lag between service and reimbursement can exceed one year.

        Our investment policies are designed to preserve principal, maintain liquidity for operations and statutory requirements, and maximize investment return. As of June 30, 2008 we invested a substantial portion of our cash in U.S. bank certificate of deposits with an average maturity of approximately 115 days, and overnight and high yield money market funds. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets. We are also required by some of our HMO contracts to set aside certain amounts in restricted certificates of deposit to secure our ability to pay medical claims. These restricted certificates of deposit, with an average maturity of approximately 115 days as of June 30, 2008, are included in current investments in the accompanying financial statements as they are restricted for payment of current liabilities.

        Net cash provided by operations was $6,241,021 for the nine months ended June 30, 2008 compared to $1,220,282 for the nine months ended June 30, 2007. The increase in net cash provided by operations for the nine months ended June 30, 2008 when compared to the nine months ended June 30, 2007 was due to increase in cash earnings and favorable net changes in working capital:

  •
  earnings, excluding non-cash charges and credits were $5,889,959 for the 2008 period compared to $2,285,177 for the 2007 period;

  •
  changes in patient and other receivables, a use of $2,509,822 in the nine months ended June 30, 2008 compared to a use of $833,645 in the nine months ended June 30, 2007. The 2008 increase was primarily related to our Hospital Services segment;

  •
  changes in prepaid expenses and other, a use of $913,995 in the nine months ended June 30, 2008 compared to a use of $217,821 in the nine months ended June 30, 2007;

  •
  changes in refundable income tax, a source of $3,248,353 for the nine months ended June 30, 2008 compared to source of $679,114 for the nine months ended June 30, 2007;

  •
  changes in medical claims and related liabilities, a use of $624,158 in the nine months ended June 30, 2008 compared to a source of $2,914,990 in the nine months ended June 30, 2007, primarily the result of higher claims expense and a higher corresponding medical claims liability in the 2007 period;

  •
  changes in accounts payable and other accrued liabilities, a source of $1,343,803 in the nine months ended June 30, 2008 compared to a use of $3,139,853 in the nine months ended June 30,

    2007 due to higher general and administrative expenses in 2008 relating to audit, accounting, legal and lender forbearance activities.

        Net cash used in investing activities was $1,638,903 for the nine months ended June 30, 2008 and $37,788,288 for the nine months ended June 30, 2007. Investing activities primarily included purchases of fixed assets, a use of $1,537,286 in the nine months ended June 30, 2008 compared to a use of $693,312 in the nine months ended June 30, 2007. The 2007 use also included $36.1 million of net cash paid in the acquisition of the ProMed Entities on June 1, 2007.

        Net cash provided by financing activities was $240,328 for the nine months ended June 30, 2008 and $36,868,936 for the nine months ended June 30, 2007. The net cash inflow in 2007 was primarily due to borrowing activities. In the fiscal 2007 period, we borrowed $48,000,000 in connection with the ProMed Acquisition.

        We also received $1,200,000 in proceeds from stock option exercises during the nine months ended June 30, 2008, compared to $2,041,385 in the nine months ended June 30, 2007.

        At June 30, 2008, we had negative working capital of $5,857,411 as compared to positive working capital of $2,406,224 at September 30, 2007. At June 30, 2008 and September 30, 2007, cash and cash equivalents were $26,441,716 and $21,599,270, respectively. The reduction in working capital at June 30, 2008 is primarily due to accrued dividends on our preferred shares, which totaled $6,919,803 at June 30, 2008 compared to $1,122,319 at September 30, 2007. These dividends are included in current liabilities but will not be paid upon conversion to common shares if such conversion is approved by our stockholders at our August 13, 2008 annual stockholders' meeting. Current debt obligations have also increased $4.1 million from September 30, 2007 due to additional net borrowings on the line of credit. Our refundable income taxes have decreased primarily due to tax refunds received by Alta, estimated tax payments made and changes in timing differences between book and tax reporting.

        Our subsidiaries are required to maintain minimum capital prescribed by various HMOs with whom we contract. As of June 30, 2008, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2008. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, debt service, and capital expenditures for at least the next 12 months.

Recent Operating Results and Credit Facility

        During fiscal 2007 and the nine months ended June 30, 2008, the Company reported operating losses in its IPA Management segment. In the fourth quarter of fiscal 2007, the Company recorded a non-cash impairment charge of approximately $38.8 million to write off goodwill and intangibles within the IPA Management segment, which resulted in overall losses in the Company's core operations, During the nine months ended 2008, the Company also recorded an $8.3 million non-cash loss on debt extinguishment, which is partially offset by a $4.1 million non-cash gain on interest rate swaps. However, operating activities have continually generated positive cash flows from 2005 to June 30, 2008. The improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries have required and will continue to require significant investment and management attention. The Company is undertaking a review of its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (monthly, for the test periods April 30, 2008 through June 30, 2009) based on consolidated trailing twelve-month operating results, including the pre-acquisition operating results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facility provides that an event of default will occur if there is a change in control.

        While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31,2008, as further discussed in Note 7 of the condensed consolidated financial statements. The Company did not make timely filings of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. Effective January 16, 2008, trading of the Company's shares was suspended.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, The Company and its lenders entered into agreements to waive past covenant violations and to amend the financial covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The Company is also required to meet a minimum EBITDA for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, the Company was required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008, which filing deadlines were met. Failure to perform any obligation under the waiver and the amended credit facility agreement constitutes an additional event of default.

        As discussed in Note 7, for the period January 28, 2008 through April 10, 2008, interest was assessed at default interest rates. Under the April 2008 forbearance agreement and the May 2008 credit facility amendment, the applicable margin on the first and second lien term loans and the revolver were permanently increased. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders.

        Management has implemented a turnaround plan to improve the operating results of the IPA Management segment, including measures to retain enrollment, increase health plan reimbursements and reduce medical costs. The Company also plans to divest non-strategic assets to reduce debt service. Management believes that it will be able to comply with all covenants, as modified, at least for the next twelve months. The Company was in compliance with the adjusted financial covenant provisions for the April through June 2008 monthly reporting periods and as noted above, the Company has filed the 2007 Form 10-K on June 2, 2008 and the Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively. Following such filings, trading of the Company's shares was resumed, effective June 18, 2008. The Company expects to be able to make timely filing of its Form 10-K for the year ended September 30, 2008. As such, scheduled payments due after twelve months have been classified as non-current liabilities at September 30, 2007 and June 30, 2008.

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

Contractual Obligations

        In our annual report on Form 10-K filed on June 2, 2008, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report except with respect to the modification of the $155 million credit facility as discussed above and in Note 7 to the condensed consolidated financial statements.

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

        We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the months of service five months prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month ("PMPM") cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of June 30, 2008 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of June 30, 2008 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through

4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$4,876,000
(2)%	$3,251,000
(1)%	$1,625,000
1%	$(1,625,000)
2%	$(3,251,000)
3%	$(4,876,000)

Increase (decrease) In trended PMPM factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(715,000)
(2)%	$(477,000)
(1)%	$(238,000)
1%	$238,000
2%	$477,000
3%	$715,000

        Additionally, for each 1% (hypothetical) difference between our June 30, 2008 estimated claims liability of $22,014,802 and the actual claims incurred run-out, pre-tax income for the nine months ended June 30, 2008 would increase or decrease by approximately $206,000 or approximately $0.02 per diluted share.

        The following table shows the components of the change in medical claims and benefits payable for the nine months ended June 6, 2008 and 2007:

	Nine months ended June 30,
	2008(1)	2007(1)
IBNR as of beginning of period	$22,638,950	$11,400,000
Health care claims expense incurred during the period
Related to current year	66,127,618	45,496,461
Related to prior years	(2,168,121)	(429,283)

Total incurred	63,959,497	45,067,178

Health care claims paid during the period
Related to current year	(45,433,665)	(31,616,669)
Related to prior years	(19,149,980)	(10,535,519)

Total paid	(64,583,645)	(42,152,188)

IBNR acquired during the period	—	6,313,536

IBNR as of end or period	22,014,802	$20,628,526

    (1)
    Amounts include changes in medical claims and benefits payable related to the AV Entities which are reported in discontinued operations. Claims liabilities at June 30, 2008 and health care claims expense for the nine months ended June 30, 2008 were $1,380,000 and $4,635,400, respectively. Claims liabilities at June 30, 2007 and health care claims expense for the nine months ended June 30, 2007 were $1,233,000 and $4,970,699, respectively.

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

        Through June 30, 2008, the $2,168,121 changes in estimate related to IBNR as of September 30, 2007 represented approximately 9.6% of the IBNR balance as of September 30, 2007, approximately 3.1% of fiscal 2007 claims expense, and after consideration of tax effect, approximately 6.5% of net loss for the year then ended. The $2,168,121 favorable claims development in the 2008 period includes approximately $1,294,000 of reimbursements from the health plans for insured services and recovery of claims overpayments.

        Through June 30, 2007, the $429,283 changes in estimate related to IBNR as of September 30, 2006 represented approximately 3.8% of the IBNR balance as of September 30, 2006, approximately 0.9% of fiscal 2006 claims expense, and after consideration of tax effect, approximately 5.3% of net income for the year then ended.

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

        As of June 30, 2008, we had cash and cash equivalents of $26,441,716. Cash equivalents consist of highly liquid securities with original maturities of up to three months. We invest a substantial portion of our cash equivalents in U.S. bank certificate of deposits and overnight, high yield money market funds. Our cash is held at financial institutions with strong credit ratings. While the amounts at certain institutions exceed the $100,000 federal insurance limit, we have reviewed the financial condition of these institutions and the issuers of the securities on a periodic basis and do not believe there is a high level of risk. As of June 30, 2008, we had $636,592 of investments, primarily consisting of restricted, interest-bearing certificates of deposit required by various HMOs with whom we do business. These investments are subject to interest rate risk and will decrease in value if the market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Although money market mutual funds are not insured, they are not typically subject to material market risk as these funds are highly regulated as to the diversification of the portfolio, maturities and credit ratings of individual securities that the fund may invest in. In addition, we have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income. Assuming a hypothetical 10% change in interest rates, there would be no material impact on our future earnings and cash flows related to these instruments, or their fair value.

        We financed our acquisitions through variable-rate debt. In the normal course of business, we have exposures to interest rate risk from our long-term debt. To manage these risks, we have entered into derivative instruments such as interest rate swaps. We do not hold or issue financial instruments for trading purposes. Our derivative instruments consisted of two interest rate swaps. These interest rate swaps are highly sensitive to fluctuations in interest rates. During the nine months ended June 30, 2008, the swaps have declined in value (a loss) by $3.6 million, of which a loss of $3.9 million and $4.9 million occurred during the quarters ended December 31, 2007 and March 31, 2008, respectively, offset by a gain of $5.2 million during the quarter ended June 30, 2008.

        At June 30, 2008, we had $148,967,448 of borrowings under variable interest rate facilities. Under the interest rate swap agreements entered into in May 2007 in connection with the ProMed acquisition and in September 2007 in connection with the Alta acquisition, the notional amounts of these swaps are scheduled to decline in order to reflect certain scheduled and anticipated principal payments under the term loan facilities. Under these swaps, we are required to make quarterly fixed rate payments to the counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the counterparties are obligated to make certain monthly floating rate payments to us referencing the same notional amount. As initially structured, our interest rate swaps were intended to convert the original variable-rate debt (before modification) to fixed-rate debt at a blended average LIBOR rate of 5.13% plus the applicable margin through their maturities. Notwithstanding the terms of the interest rate swap transactions, we are ultimately obligated for all amounts due and payable under the existing credit facility. For terms relating to our long-term debt, see Note 7 to the condensed consolidated financial statements.

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

         Evaluation of Disclosure Controls and Procedures:    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This evaluation was conducted as of June 30, 2008, the end of the period covered by this report. Based on this evaluation, in light of the material weaknesses in internal control over financial reporting as of September 30, 2007 and which have not been fully remediated as of June 30, 2008 as discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the evaluation date.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         Changes in Internal Controls:    The principal executive officer and principal financial officer have concluded that, other than the specific changes identified in Item 9A in the Form 10-K for the year ended September 30, 2007 and as discussed under "Remediation Steps to Address Material Weaknesses" below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Summary of Material Weaknesses in Internal Control Over Financial Reporting:    Shortly after our August 8, 2007 acquisition of Alta Hospitals System, LLC ("Alta"), we determined that there were certain material errors in Alta's previously issued financial statements for its fiscal year ended December 31, 2006, and that material adjustments were needed to be made to Alta's interim financial statements as of and for the six months ended June 30, 2007. The material weaknesses noted were in the areas of recording reimbursements due from third-party payors related to open cost report years, accounting for receivables from government disproportionate share programs, and valuation of general hospital accounts receivable balances.

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

        During our review of these material weaknesses in Alta's internal control over financial reporting, we have identified the reasons for the material weaknesses and have taken steps to remediate these weaknesses, including hiring personnel with the necessary finance and technical expertise to address financial reporting and accounting considerations. Control processes and oversight procedures have been implemented, however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weaknesses as of June 30, 2008.

        As a result of the acquisitions we completed in 2007, we have also undergone significant changes in our corporate and financial reporting structure. We now have a multi-location, multi-tier reporting and consolidation process with decentralized accounting functions at each of our reporting units. The increased complexity of our operations requires enhancement of our corporate financial accounting function, including addition of personnel and processes, to ensure that we have an effective financial statement close process. We continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

         Remediation Steps to Address Material Weaknesses:    Based on findings of material weaknesses in our internal control over financial reporting as of September 30, 2007 and for the subsequent periods as described above, we have taken steps to strengthen our internal controls over the more complex accounting areas, namely, recording of reimbursements due from third-party payors, accounting for receivables from government disproportionate share programs, and valuation of general hospital accounts receivable balances. We have significantly added to the expertise and depth of personnel within the Alta finance department, including the appointment of a highly qualified Chief Financial Officer, with specific and significant expertise in the critical areas identified above. We also expanded our financial accounting and reporting team at our corporate location, including the establishment of an internal audit function, to strengthen the overall financial statement close process and to provide additional oversight on financial accounting and reporting matters throughout our organization. As previously discussed, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. The measures already completed include the following:

  •
  Hired highly qualified financial personnel, including the appointment of an appropriately qualified Alta Chief Financial Officer, Alta Chief Accounting Officer and VP of Reimbursement with specific expertise in the areas where material weaknesses were noted;

  •
  Enhanced Alta accounting and finance policies and implemented robust monitoring procedures and analytics to prevent or detect misstatement on a timely basis;

  •
  The development of a financial reporting responsibility matrix for the Company, whereby all general ledger accounts and financial statement line items are specifically assigned to a specific member of the finance department to perform monthly, quarterly and year-end analysis, with an assigned, appropriately qualified, reviewer formally signing off on the analysis at each close;

  •
  The creation of a formal monthly, quarterly, and annual Company reporting package, including specific reporting and information for identified key risk areas, with formal sign off by the financial executive with specific oversight of each area;

  •
  The development of formal written accounting policies and procedures for the Company; and with regular compliance reviews of key risk areas to evaluate the design and effectiveness of controls; and

  •
  Supplement internal staff expertise by consulting with independent, third party experts regarding accounting treatment of unusual or non-routine transactions. Revise and enhance the executive review process for transactions that are unusual, non-routine or involve application of complex accounting literature;

  •
  Co-ordination of similar considerations and efforts being undertaken by our Sarbanes-Oxley implementation team regarding risk assessment, design of controls, remediation of deficiencies, and testing the operating effectiveness of those controls.

  •
  Hired Company Vice President of Internal Audit and SOX compliance with specific expertise in organizational governance, business ethics, internal control, enterprise risk management, fraud and financial reporting.

         Sarbanes-Oxley 404 Compliance:    We have begun a detailed assessment of the company's internal control over financial reporting as called for by the Sarbanes-Oxley Act of 2002. Our assessment is designed to determine whether the system of internal control in effect as of the date of the assessment provides reasonable assurance that material errors in the annual financial statements will be prevented or detected. The assessment includes identifying, assessing and testing the design and operating effectiveness of the key controls that will either prevent or detect material errors in the transactions that constitute the balances in significant accounts in the financial statements, or in the way the financial statements are prepared and presented. The assessment will conclude as to whether any control deficiencies identified represent, either individually or in the aggregate, a reasonable possibility of a material error (i.e., a material weakness).

        The company has hired a Vice President of Internal Audit & SOX Compliance to ensure the scope and quality of management's identification, assessment, and testing of key controls is sufficient to address all major risks to the integrity of the financial statements and whether improvements implemented to the system of internal controls are sufficient to assess the internal controls over financial reporting as effective.

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

        We have implemented a turnaround plan to improve the operating results of our IPA Management segment, including measures to retain enrollment, increase health plan reimbursements and reduce medical costs. If we are unable to successfully execute the turnaround plan, our revenue and profitability may be significantly reduced or eliminated.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (monthly, for test periods from April 30, 2008 through June 30, 2009) based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facility is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially all of the Company's assets are pledged to secure the credit facilities. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2008 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased to 500 to 750 basis points. The agreements also provide that the LIBOR rate shall not be less than 3.5% over the term of the credit facilities. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting periods through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan. In addition, the Company was required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and June 30, 2008 by June 16, 2008. Failure to perform any obligations under the wavier and the amended credit facility agreement constitutes additional events of default. As noted above, the Company filed its Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively. The Company has met all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios through at least the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at June 30, 2008. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond the next twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining the forbearance and waivers, during the second and third quarters of 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders' advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was required to pay an amendment fee of $758,000 in cash and add 1% to the principal balance of the first and second-lien debt and the revolving line of credit totaling $1,514,000. The Company will also incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance on a monthly basis. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. In connection with the modifications of the first and second-lien term debt and the revolving line of credit, the Company wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the Company's existing debt totaling of $6,036,000, and expensed as debt extinguishment costs the amendment fees of $758,000 paid to lenders and the $1,514,000 "payment-in-kind" interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of legal and consulting fees to the lenders' advisors related to the new credit agreements.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The following documents are being filed as exhibits to this report:

Exhibit No.	Title
2.1	Form of Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(4)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits to the Agreement for the Stock Purchase Agreement will be provided supplementally to the Commission upon request:
Schedule 1.2—SMM Shares, Schedule 1.3—Sierra Shares, Schedule 1.4—Antelope Valley Shares, Schedule 1.5—Pegasus Shares, Schedule 1.7—Purchase Price Allocation, Schedule 2.4—Prospect Parties Consent Requirements, Schedule 2.5—Violations of Other Agreements, Schedule 2.6—Capital Structure, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.10—Exceptions to Title to Shares, Schedule 2.11—Real Property, Schedule 2.12(a)—Tangible Personal Property—Exceptions to Title, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.12(c)—Excluded Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)— Legal Proceedings, Schedule 2.17—Employees, Schedule 2.18—Insurance, Schedule 2.19—Confidentiality and Non-Compete Agreements, Schedule 2.20—Permits, Schedule 2.21—Bank Accounts, Schedule 2.22—Related Party Transactions, Schedule 2.23—Employee Benefit Plans, Schedule 2.24—Books and Records, Schedule 2.26—Exceptions to Accuracy of Letter Agreement Deliveries, Schedule 3.3—Heritage Parties Consent Requirements, Schedule 4.3—Prospect Party Owners Executing Non-Competition Agreements; Non-Competition Area, Exhibit A—Form of Escrow Agreement, Exhibit B—Form of Non-Competition Agreement
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)

Exhibit No.	Title
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(2)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(3)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(3)
4.1	Specimen Common Stock Certificate(1)
10.1
Form of Amended and Restated Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.2
Form of Amended and Restated Second Lien Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.3
Form of First Amendment to Amended and Restated Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.4
Form of First Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.5	Resignation Agreement dated as of May 12, 2008 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(4)
10.6
Form of Second Amendment to Amended and Restated Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.7
Form of Second Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.8
Form of Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.9
Form of Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)

Exhibit No.	Title
10.10	Severance and Release Agreement dated as of June 4, 2008 between Prospect Medical Holdings, Inc. and Michael Terner(4)
10.11
Form of Third Amendment to First Lien Credit Agreement and First Amendment to Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.12
Form of Third Amendment to Second Lien Credit Agreement and First Amendment to Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
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

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

August 12, 2008	/s/ SAMUEL S. LEE Samuel S. Lee Chief Executive Officer (Principal Executive Officer)

August 12, 2008	/s/ MIKE HEATHER Mike Heather Chief Financial Officer (Principal Financial Officer)

 Exhibit Index

Exhibit No.	Title
2.1	Form of Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(4)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits to the Agreement for the Stock Purchase Agreement will be provided supplementally to the Commission upon request:
Schedule 1.2—SMM Shares, Schedule 1.3—Sierra Shares, Schedule 1.4—Antelope Valley Shares, Schedule 1.5—Pegasus Shares, Schedule 1.7—Purchase Price Allocation, Schedule 2.4—Prospect Parties Consent Requirements, Schedule 2.5—Violations of Other Agreements, Schedule 2.6—Capital Structure, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.10—Exceptions to Title to Shares, Schedule 2.11—Real Property, Schedule 2.12(a)—Tangible Personal Property—Exceptions to Title, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.12(c)—Excluded Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)— Legal Proceedings, Schedule 2.17—Employees, Schedule 2.18—Insurance, Schedule 2.19—Confidentiality and Non-Compete Agreements, Schedule 2.20—Permits, Schedule 2.21—Bank Accounts, Schedule 2.22—Related Party Transactions, Schedule 2.23—Employee Benefit Plans, Schedule 2.24—Books and Records, Schedule 2.26—Exceptions to Accuracy of Letter Agreement Deliveries, Schedule 3.3—Heritage Parties Consent Requirements, Schedule 4.3—Prospect Party Owners Executing Non-Competition Agreements; Non-Competition Area, Exhibit A—Form of Escrow Agreement, Exhibit B—Form of Non-Competition Agreement
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(2)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(3)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(3)
4.1	Specimen Common Stock Certificate(1)

Exhibit No.	Title
10.1	Form of Amended and Restated Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.2
Form of Amended and Restated Second Lien Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.3
Form of First Amendment to Amended and Restated Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.4
Form of First Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.5	Resignation Agreement dated as of May 12, 2008 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(4)
10.6
Form of Second Amendment to Amended and Restated Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.7
Form of Second Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.8
Form of Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.9
Form of Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(4)
10.10	Severance and Release Agreement dated as of June 4, 2008 between Prospect Medical Holdings, Inc. and Michael Terner(4)
10.11
Form of Third Amendment to First Lien Credit Agreement and First Amendment to Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
10.12
Form of Third Amendment to Second Lien Credit Agreement and First Amendment to Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(4)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Title
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed as an exhibit to our Form 10 registration statement on May 27, 2004, and incorporated herein by reference.

(2)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 20, 2007, and incorporated herein by reference.

(3)
Previously filed as an exhibit to our Form 8-K current report on August 10, 2007, and incorporated herein by reference.

(4)
Filed herewith.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PROSPECT MEDICAL HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PROSPECT MEDICAL HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)
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