Form 10-K
period 2008-09-30
PROSPECT MEDICAL HOLDINGS INC
filed 2008-12-29
CIK 1063561

Use these links to rapidly review the document
Table of Contents Form 10-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

Commission File Number 1-32203

PROSPECT MEDICAL HOLDINGS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	33-0564370 (IRS Employer Identification No.)
10780 Santa Monica Blvd., Suite 400 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)

(310) 943-4500
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, Par value $0.01 per share	NYSE Alternext US

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The aggregate market value of common stock held by non-affiliates of the Registrant as of March 31, 2008 (the last business day of our most recently completed second fiscal quarter) was approximately $43,504,626 based upon the closing price for shares of our common stock as reported by the American Stock Exchange on such date.

        As of December 24, 2008, 20,575,111 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2009 annual stockholders meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Form 10-K.

Form 10-K

PART I

Item 1.    Business.

Overview

        Our business consists principally of providing hospital services and health care management services. We provide management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics and, following our August 8, 2007 acquisition of Alta Healthcare System, Inc., we own and operate four community-based acute care hospitals in Southern California. Our operations are organized into three reporting segments: IPA Management, Hospital Services, and Corporate. You will find information concerning the financial results and the total assets of each segment in Note 15 to the accompanying Consolidated Financial Statements.

         IPA Management—Our affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments.

        Our IPAs sub-contract with physicians (primary care and specialist) and other health care providers to provide all required medical services for the HMO enrollees.

        Through our two management subsidiaries—Prospect Medical Systems and ProMed Health Care Administrators—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee.

         Hospital Services—We own and operate four urban acute-care community hospitals in the greater Los Angeles area, with a combined 339 licensed beds served by 351 on-staff physicians at September 30, 2008. Our three hospitals in Hollywood, Los Angeles and Norwalk offer a comprehensive range of medical and surgical services, including general acute care hospital services, pediatrics, obstetrics and gynecology, pediatric sub-acute care, general surgery, medical-surgical services, orthopedic surgery, and diagnostic, outpatient, skilled nursing and urgent care services. Our hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area.

        All of our hospitals are accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored payment programs, such as the Medicare and Medicaid (referred to as "Medi-Cal" in California) programs. Our hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, HMOs and Preferred Provider Organizations ("PPOs").

         Corporate—Certain expenses not specifically allocable to the IPA Management or Hospital Services segments are recorded in the Corporate segment. These include expenses associated with certain personnel, outside services and interest and other costs associated with our long-term debt.

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
A California professional medical corporation
(affiliated physician organization and holding company for all other affiliated physician organizations)
Assignable Option Agreement
granted by Nominee Shareholder & PMG to PMS
Alta Hospitals System, LLC (ALTA)
A California limited-liability company
(holding company wholly-owned by PMH)
Alta Hollywood Hospitals, Inc.
A California corporation
(operating company wholly-owned by ALTA)
Alta Los Angeles Hospitals, Inc.
A California corporation
(operating company wholly-owned by ALTA)
Prospect Medical Systems, Inc. (PMS)
A Delaware corporation
(management company wholly-owned by PMH)
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
A California professional medical corporation
(wholly-owned by PMG)
Prospect Professional Care Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Neustra Familia Medical Group
A California professional medical corporation
(55% owned by PMG)
APAC Medical Group
A California professional medical corporation
(wholly-owned by PMG)
(currently not operating)
Prospect NWOC Medical Group
A California professional medical corporation
(wholly-owned by PMG)
Genesis HealthCare of Southern California
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

2.
Jacob Y. Terner, M.D. resigned as our Chief Executive Officer effective March 19, 2008 and as Chairman of our Board of Directors effective May 12, 2008. Following Dr. Terner's resignation, Samuel S. Lee was appointed our Chief Executive Officer and the Chairman of our Board of Directors, effective March 19, 2008 and May 14, 2008, respectively. Mr. Lee is also the Chairman of the Board of Prospect Medical Systems, an officer and director of each of our direct and indirect subsidiaries and the sole manager of Alta.

3.
Jacob Y. Terner, M.D. resigned, effective August 8, 2008, as the nominee shareholder and as an officer and director of Prospect Medical Group. Dr. Terner also resigned from all officer and director positions with all of our other affiliated physician organizations, effective August 8, 2008. Dr. Terner was concurrently replaced in those positions by Osmundo R. Saguil, M.D. Effective November 26, 2008, Arthur Lipper, M.D. replaced Dr. Saguil as the nominee shareholder of Prospect Medical Group and in all officer and director positions held by Dr. Saguil. Effective November 26, 2008, Dr. Lipper was also appointed to serve as a Vice-President of PMH and of each of our direct and indirect subsidiaries other than Alta. At the time of his appointment to these positions, Dr. Lipper had served for several years as a director of Nuestra Familia Medical Group, and as medical director of Prospect Health Source Medical Group, both of which are part of our group of affiliated physician organizations.

4.
Prospect Medical Group is an affiliated physician organization and owns 100% of the stock of all of our other affiliated physician organizations, except that Prospect Medical Group owns 55% of Nuestra Familia Medical Group and, through its subsidiary, Santa Ana-Tustin Physicians Group, owns a 50% interest in AMVI/Prospect Health Network.

5.
Prospect Medical Systems, Prospect Medical Group and nominee shareholder are parties to an Assignable Option Agreement whereby Prospect Medical Systems can change the owner/shareholder of Prospect Medical Group at any time. Prospect Medical Systems and PMH are deemed to control all the affiliated physician organizations, except AMVI/Prospect Health Network, for financial accounting purposes, dictating a consolidation of the financial statements of all these entities with PMH and its management subsidiaries. We account for our interest in AMVI/Prospect Health Network using the equity method of accounting and we record only the net results derived from our specifically identified portion of the joint venture's operations. In addition, we record the management fee revenue we earn for providing management services to our partner's specifically identified portion of the joint venture operations.

6.
All of the affiliated physician organizations operate as independent physician associations ("IPAs").

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

        On August 8, 2007, we acquired Alta by way of a merger of Alta Healthcare System, Inc., a California corporation, into our newly formed, wholly-owned subsidiary, Prospect Hospitals System, LLC, a California limited liability company ("Sub"), with Sub being the surviving entity. Concurrently with this merger, the name of Sub was changed to Alta Hospitals System, LLC ("Alta"), and we repaid approximately $41,500,000 of Alta's existing debt. Total merger consideration, exclusive of the Alta debt repaid, consisting of approximately $103 million, was paid one-half ($51.3 million) in cash and one-half in stock (valued, for transaction purposes only, at $5.00 per share of our Common Stock). The equity portion of the merger consideration consisted of 1,887,136 shares of Common Stock and 1,672,880 shares of Series B Preferred Stock. The Series B Preferred Stock was non-convertible until such time as the stockholders voted to approve its convertibility. Such approval was received at our annual meeting of stockholders held on August 13, 2008. As a result, each share of Series B Preferred Stock automatically became convertible into five shares of Common Stock at a conversion price of $5.00 per share of Common Stock. Following such stockholder approval, the holders of all the outstanding shares of Series B Preferred Stock elected to convert their preferred shares into Common Stock.

        Also on August 8, 2007, in connection with the closing of the Alta acquisition, Bank of America, N.A. (the "Lender") agented $155 million of financing for us in the form of term loans totaling $145 million and a $10 million revolving line of credit facility, $3 million of which was drawn at closing. The term loans were used to refinance approximately $41.5 million of existing Alta debt, refinance approximately $48 million of our existing debt that had previously been provided by the Lender in connection with our acquisition of ProMed, and pay the cash portion of the Alta purchase price.

        On August 1, 2008, we completed the sale of all of the outstanding stock of Sierra Medical Management, Inc. ("SMM"), one of our management subsidiaries, and the sale of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., each of which was an affiliated physician organization that operated as an IPA and was managed by SMM (collectively with SMM, the "AV Entities") for total pre-tax cash consideration of $8,000,000. As part of the sale, we also entered into a non-competition agreement in the Antelope Valley region of Los Angeles County for the benefit of the buyer (see Note 4 to the accompanying Consolidated Financial Statements). We may continue to seek opportunities to divest non-strategic assets, primarily to enhance our future profitability and to provide increased liquidity.

Our Strategy

        Our strategy is to operate as an entrepreneurial, high growth healthcare delivery system by developing hospital and IPA systems that will generate increased returns through providing high quality, efficient care, effective utilization management, cost efficiencies and expansion. The HMOs with which we contract have increasingly expressed a desire for their managed care partners, such as us, to provide them with a combined physician-hospital solution. With our acquisition of Alta, we have the ability to provide this model, over time, as we expand our physician networks into areas where Alta has hospitals and seek hospital acquisition opportunities in areas where Prospect has physician networks.

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

  Growth Through Integration of IPA and Hospital Operations

        We seek to obtain organic growth primarily through improvement in the operating efficiency of both our IPA Management and Hospital Services segments, and same store revenue growth at our hospitals. With our acquisition of Alta, we have undertaken the following initiatives to increase the organic growth and profitability of both of our reporting segments:

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

        To date, we have focused on acquisition candidates in Southern California. We select acquisition candidates based in large part on the following broad criteria:

  •
  A history of, or potential for, profitable operations or predictable synergies such as opportunities for economies of scale through a consolidation of management or administrative functions;

  •
  A competitive marketplace environment with a high concentration of hospitals and physicians with whom to partner; and

  •
  A geographic proximity to current operations, or a material share held by the potential acquisition candidate in its local market. Our subsidiary Prospect Medical Systems, Inc. conducts substantially all of its operations in Orange and Los Angeles Counties of Southern California. Our subsidiary, ProMed Health Care Administrators, Inc. conducts its medical management operations in the Inland Empire region of San Bernardino County.

         Hospital Acquisitions.    Our Alta acquisition provides us with the necessary expertise to acquire and operate additional hospitals in core areas. We will seek hospital acquisition candidates meeting most or all of the following criteria:

  •
  Hospitals that are not currently achieving their marketplace potential;

  •
  Hospitals where our physician-centric operating model can be successfully applied; and

  •
  Hospitals located in a service area where we have the potential to create geographic clusters or to become a significant provider in that area.

Our Market

        We operate our business in Southern California, which is a mature managed care market. According to the California Department of Finance (Demographic Research Unit), the California population was approximately 38.0 million as of January 2008, representing an increase of approximately 490,000 from January 2007. According to industry sources, approximately 17.4 million individuals, or approximately 46% of California residents were enrolled in HMOs as of March 2006, representing a decrease of approximately 69,000 HMO enrollees compared to March 2005. HMO enrollment in California has declined slightly over the past three years, which has been attributed to the economy, unemployment, and a consumer move to preferred provider organizations ("PPOs"), which are another type of managed care plan modeled after the original fee-for-service indemnity plans, but requiring physicians to accept discounted fees. PPO customers pay higher premiums, co-payments and increased deductibles in exchange for a greater ability to choose their own physicians, whereas HMO enrollees receive virtually all necessary healthcare coverage with minimal co-payments.

        We operate all four of our hospitals in Los Angeles County, California. According to a report from the Hospital Association of Southern California, California is in the midst of a bed shortage in hospitals. While there is an average of 3.4 beds per 1,000 residents nationwide, that average is two beds per 1,000 in California. In some parts of the Los Angeles area, the ratio is less than one bed per 1,000. A new report from the California HealthCare Foundation found that California, like the rest of the nation, is anticipating unprecedented growth in its 65+ population as the baby boom generation ages and life expectancy continues to increase. California's 65+ population is projected to more than double from 2000 to 2030, growing to 8.8 million. Because of seniors' high rate of hospitalization, use of acute-care—hospital days is projected to increase by 76% from 2000 to 2030. By 2030, the 65+ group is projected to use more than half of the state's acute care days, despite representing only 18% of the population. This will have a significant effect on the state's acute care hospitals, with older patients using inpatient hospital care at a much higher rate than younger people. Compounding this shortage further is the skyrocketing costs of hospital construction. Unfortunately these high costs are forcing hospitals to build fewer facilities, rather than more, at a time when the State's population is growing and aging.

Description of Our Business—IPA Management Segment

  Overview

        We operate our IPA business in the managed health care industry. The managed health care industry represents a shift away from the traditional fee-for-service method of paying for health care, to managed health care models, such as HMOs, that rely on the concept that pre-payment based on prior negotiation is an effective way of reducing administrative costs and controlling health care costs.

        HMOs offer a comprehensive health care benefits package in exchange for a fixed prepaid monthly fee or premium per enrollee that does not vary regardless of the quantity of medical services required or used. HMOs enroll members by entering into contracts with employer groups, or directly with individuals, to provide a broad range of health care services for a prepaid charge, with minimal deductibles or co-payments required of the members. HMOs contract directly with medical clinics, independent physician associations, hospitals and other health care providers to provide medical care to HMO enrollees. The contracts with independent physician associations ("IPAs"), for example, provide for payment by the HMOs to the IPAs of a fixed monthly fee per enrollee, which is called a capitation payment. Once negotiated, the total payment is based on the number of enrollees covered, regardless of the actual need for and utilization of covered services. This requires the IPAs to assume the financial risk that all necessary health care services, and the management costs associated with the provision of services under the HMO contracts, can be provided at a cost less than the amount paid to the IPA by the HMOs.

        Physicians, especially those in smaller IPAs, have limited time and expertise to support the management functions required in the current managed care environment. Physicians increasingly are responding to these pressures within the managed care industry by affiliating with organizations such as our company to mitigate their economic risk and to perform the non-medical management and administrative tasks that arise from the delegated managed care model. We control our affiliated physician organizations through, among other things, an assignable option agreement with Prospect Medical Group, which serves as a holding company for our affiliated physician organizations. See "Assignable Option Agreement," below.

        Through our management subsidiaries, we provide management services to our affiliated physician organizations in return for a management fee. The management services we provide include the negotiation of contracts with physicians and HMOs, physician recruiting and credentialing, human resources services, claims administration, financial services, provider relations, member services, medical management including utilization management and quality assurance, data collection and management information systems. See "Management Services Agreements" and "Risk Management," below. Our affiliated physician organizations, with our assistance, contract with physicians in order to provide medical services to HMO enrollees as required under the applicable HMO contracts. See "Provider Agreements," below.

  Our Affiliated Physician Organizations

        Our two management subsidiaries, Prospect Medical Systems and ProMed Health Care Administrators, currently provide management services to eleven affiliated physician organizations. Our affiliated physician organizations include Prospect Medical Group, the nine affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization that is a joint venture in which Prospect Medical Group owns a 50% interest.

        Physician organizations, by California law, may only be owned by physicians. We have designated Arthur Lipper, M.D., the President of Prospect Medical Group, to be the owner of all of the capital stock of Prospect Medical Group. As such he indirectly controls Prospect Medical Group's ownership interest in each of our other affiliated physician organizations. Dr. Lipper is also the President of all of the affiliated physician organizations that Prospect Medical Group owns (except Nuestra Familia Medical Group, Pomona Valley Medical Group, and Upland Medical Group, where he is a Vice-President) and is one of the two general partners of our joint venture affiliated physician organization.

        We control each of our affiliated physician organizations through an assignable option agreement that we have entered into through our management subsidiary, Prospect Medical Systems, with Dr. Lipper and Prospect Medical Group. See "Assignable Option Agreement," below. For financial reporting purposes, we are deemed to control Prospect Medical Group under U.S. Generally Accepted Accounting Principles (see Item 7, "Financial Information—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Consolidation of Financial Statements") and are therefore required to consolidate the financial statements of Prospect Medical Group with those of our management subsidiaries.

        Our affiliated physician organizations consist of affiliated IPAs which contract with physicians (primary care and specialist) and other health care providers, to provide all of their medical services.

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

        As of September 30, 2008, our affiliated physician organizations had independent contracts with approximately 51,000 physicians.

        The physicians of the affiliated physician organizations are exclusively in control of and responsible for all aspects of the practice of medicine, subject to specialist referral guidelines developed by multi-specialty medical committees composed of our contracted physicians and chaired by one of our medical directors.

        Information about our eleven affiliated physician organizations is listed in the tables below. Except where noted, each organization is a medical corporation owned by a single shareholder, currently, Arthur Lipper, M.D.

	As of September 30, 2008
Affiliated Physician Organizations	Primary Care Physicians	Specialists	Enrollees	Area of Operations
Prospect Medical Group, Inc.	314	8,950	31,900	Orange, Los Angeles & Riverside Counties
Prospect Health Source Medical Group, Inc.	73	7,884	15,900	West Los Angeles
Nuestra Familia Medical Group, Inc(1).	65	6,618	4,300	East Los Angeles
AMVI/Prospect Health Network(2)	301	2,874	11,800	Orange County
Prospect Professional Care Medical Group	191	9,738	19,400	East Los Angeles & Orange County
Prospect NWOC Medical Group, Inc.	110	9,111	7,700	North Orange County
StarCare Medical Group, Inc.(3)	152	8,841	17,800	North Orange County
APAC Medical Group, Inc.(3)	—	—	—	Central Orange County
Genesis HealthCare of Southern California	204	8,138	13,100	North Orange County
Pomona Valley Medical Group	120	178	58,500	San Bernardino County
Upland Medical Group	83	143	13,600	San Bernardino County
Less: Physicians counted at multiple IPAs	(292)	(49,913)	—

Total	1,321	12,562	194,000

(1)
55% owned by Prospect Medical Group.

(2)
50% owned joint venture partnership with AMVI/IMC Health Network, originally formed to service Medi-Cal, Healthy Families and OneCare members under the CalOPTIMA contract. Effective January 1, 2007, the Medi-Cal and Healthy Family enrollees that we manage for our own economic benefit were reassigned from the joint venture to Prospect Medical Group and similarly, the Medi-Cal and Healthy Family enrollees that we manage for the economic benefit of our partner were reassigned to AMVI Care Health Network ("AMVI Care"). Included in the total enrollment were approximately 2,700 enrollees that we manage for our own economic benefit, and approximately 9,100 enrollees in the joint venture and in AMVI Care that we manage for the economic benefit of our partner, for which we earn management fee income.

(3)
StarCare and APAC historically shared many of their specialist physicians. APAC primary care physicians and enrollees were migrated to StarCare beginning in December 2006. APAC is a non-operating professional corporation.

Enrollment Statistics
As of September 30

	2008	2007	2006
Commercial	144,700	169,700	122,900
Medicare	21,900	22,600	13,000
Medi-Cal	27,400	28,500	13,400

Totals	194,000	220,800	149,300

    Note: On August 1, 2008, we sold the AV Entities, which had total enrollees of approximately 31,000 as of the date of sale.

        The Medi-Cal enrollment statistics above include both enrollees that we manage for our own economic benefit, and enrollees that we manage for the economic benefit of our partner in the AMVI/Prospect Health Network joint venture. The number of enrollees included in the above table for which we provide management services to our joint venture partner, but in which we have no beneficial ownership interest, was 9,100, 7,700, 7,100, 7,300 and 7,100 as of September 30, 2008, 2007, 2006, 2005 and 2004, respectively.

Revenue Concentration Statistics of our Affiliated Physician Organizations
For the Fiscal Years Ended September 30, 2008 and 2007

        Currently, our affiliated physician organizations have contracts with approximately seventeen HMOs, from which our revenue is primarily derived. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services to the HMO enrollees by the affiliated physician organization in consideration for the prepayment of the fixed monthly capitation fee paid by the HMOs.

        For the fiscal years ended September 2008 and 2007, our affiliated physician organizations recognized capitation revenue of $199,322,000 and $144,640,455, respectively. During those periods, the five largest HMOs of our affiliated physician organizations, PacifiCare of California, Health Net of California, Blue Cross of California, Blue Shield of California and Inter Valley Health Plan, accounted for approximately 76% and 79% of total capitation revenue, respectively:

	Capitation Revenue		Capitation Revenue
	Year Ended September 30, 2008(2)	% of Total Capitation Revenue	Year Ended September 30, 2007(1)(2)	% of Total Capitation Revenue
PacifiCare	$44,600,144	21%	$39,135,192	27%
Health Net	27,963,960	13%	25,812,192	18%
Blue Cross	29,713,672	14%	22,466,917	16%
Blue Shield	22,953,444	11%	16,796,783	12%
Inter Valley Health Plan	33,732,858	17%	10,624,831	6%

Totals	$158,964,078	76%	$114,835,915	79%

    (1)
    Fiscal year 2007 amounts include ProMed since its June 1, 2007 acquisition.

    (2)
    The above amounts exclude capitation revenue related to the AV Entities, given their classification as discontinued operations in the accompanying Consolidated Financial Statements.

        As of October 2008, our affiliated physician organizations were listed by Cattaneo & Stroud as having a combined market share (based on number of HMO enrollees served) of approximately 7.1 percent in Orange County (100,100 enrollees compared to 1,401,900 total enrollees in Orange County), approximately 0.5 percent in Los Angeles County (21,800 enrollees compared to 4,803,550 total enrollees in Los Angeles County), and approximately 7.0 percent in San Bernardino County (72,100 enrollees compared to 1,034,350 total enrollees in San Bernardino County).

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

        Arthur Lipper, M.D. is currently the sole shareholder, sole director and President of Prospect Medical Group. He is also the President of each of our other affiliated physician organizations, except for AMVI/Prospect Health Network and Nuestra Familia Medical Group. As such, Dr. Lipper has a fiduciary duty to protect the interests of each entity and its shareholders.

        We believe that the cumulative effect of the assignable option agreement and the fiduciary duty imposed on Dr. Lipper (and any physician replacing him) as the single physician shareholder of Prospect Medical Group is sufficient to safeguard our control over all business decisions of the affiliated physician organizations, including any currently unforeseeable insolvency, liquidation or dissolution of Prospect Medical Group.

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

        In addition to these management fees, we receive an incentive bonus based on the net profit or loss of each wholly-owned affiliated physician organization. We are allocated a 50% residual interest in all profits after the first 8% of the profits or a 50% residual interest in the net losses, after deduction for costs to the management subsidiary and physician compensation.

        From time to time, supplemental management fees have been awarded by the physician organizations to the management companies to compensate for, among other things, increased costs associated with specific initiatives for the benefit of the physician organizations.

        Because of the ownership of a controlling financial interest by Prospect Medical Group or Dr. Lipper in all of our affiliated physician organizations, other than AMVI/Prospect Health Network, we have the ability to adjust our management fees (other than for AMVI/Prospect Health Network) should we determine that an adjustment is appropriate and warranted, based on increased costs associated with managing the affiliated physicians organizations. In the case of AMVI/Prospect Health Network, because Prospect Medical Group's ownership interest is a 50% interest, in the event we determine that an adjustment of the management fee for AMVI/Prospect Health Network is appropriate, an adjustment would require negotiation with the joint venture partner.

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

        The management services agreements with our affiliated physician organizations that are 100% owned by Prospect Medical Group each have a thirty-year term and renew automatically for successive ten-year terms unless either party elects to terminate them 90 days prior to the end of their term. The management services agreements with those affiliated physician organizations in which Prospect Medical Group has less than a 100% interest have different terms. Our contract with Nuestra Familia is for only ten years; however, because Prospect Medical Group is a 55% shareholder, any renewal or termination must be approved by us. Similarly, our joint venture with AMVI is year-to-year, but because Prospect Medical Group is a 50% owner of that joint venture, it cannot be terminated without approval of the board of directors, of which Prospect Medical Group controls the appointment of 50% of the members. The management services agreements are terminable by the unilateral action of the particular physician organization prior to their normal expiration if we materially breach our obligations under the agreements or become subject to bankruptcy-related events, and we are unable to cure a material breach within sixty days of the occurrence. All management fees are eliminated in our consolidated financial statements.

  Risk Management

        We must control the medical expense or medical risk of our affiliated physician organizations. We use sub-capitation as our primary technique to control this risk. Sub-capitation is an arrangement that exists when an organization that is paid under capitated contracts with an HMO in turn contracts with other providers on a capitated basis for a portion of the original capitated premium. Historically, approximately half of the medical costs of our affiliated physician organizations are sub-capitated.

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

        In addition, our affiliated physician organizations' agreements with HMOs and hospitals contain risk-sharing arrangements under which the affiliated physician organizations can earn additional compensation by coordinating the provision of high quality, cost-effective health care to enrollees, but, in certain very limited cases, they may also be required to assume a portion of any loss sustained from these arrangements. Risk-sharing arrangements are based upon the cost of hospital services or other services for which our physician organizations are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds a budget, which results in a "deficit," and permit the parties to share in any amounts remaining in the budget, known as a "surplus," which occurs when actual cost is less than the budgeted amount. The amount of non-capitated and hospital costs in any period could be affected by factors beyond our control, such as changes in treatment protocols, new technologies and inflation. To the extent that such non-capitated and hospital costs are higher than anticipated, revenue paid to our affiliated physician organizations may not be sufficient to cover the risk-sharing deficits they are responsible for paying, which could reduce our revenues and profitability. It is our experience that "deficit" amounts for hospital costs are applied to offset any future "surplus" amount we would otherwise be entitled to receive. We have historically not been required to reimburse the HMOs for most hospital cost deficit amounts. Most of our contracts with HMOs specifically provide that we will not have to reimburse the HMO for hospital cost deficit amounts.

        In addition to hospital risk-sharing arrangements, many HMOs also provide a risk-sharing arrangement for pharmaceutical costs. Unlike hospital risk pools, where nearly all the HMO contracts mandate participation by our affiliated physician organizations in the risk sharing for hospital costs, a lesser number of the HMO contracts mandate participation in a pharmacy risk-sharing arrangement, and although (unlike hospital pools) our affiliated physician organizations are generally responsible for their 50% allocation of pharmacy cost deficits, the deficit amounts related to pharmacy costs have, to date, not been material.

        HMOs may insist on withholding negotiated amounts from the affiliated physician organizations' professional capitation payments, which the HMOs are permitted to retain, in order to cover the affiliated physician organizations' share of any risk-sharing deficits. Whenever possible, we seek to contractually reduce or eliminate our affiliated physician organizations' liability for risk-sharing deficits.

  Provider Agreements

        The physicians of our affiliated physician organizations are exclusively in control of, and responsible for all aspects of, the practice of medicine, and are subject to specialist referral guidelines developed by multi-specialty medical committees composed of our contracted physicians and chaired by one of our medical directors. Each affiliated physician organization enters into the following types of contracts for the provision of physician and ancillary health services:

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

        There is competition for patients and primary care physicians in every market in which our affiliated physician organizations operate. The number of significant competitors varies in each region. The following summary of information about our competitors and their estimated enrollment in various markets is based on the latest available report from industry sources. Enrollment numbers that follow differ from updated enrollment numbers of our affiliated entities provided elsewhere in this filing, due to differing dates of presentation.

        Based on these reports, total HMO enrollment in Los Angeles County was approximately 4,803,550, of which Prospect had approximately 21,800 enrollees, or approximately 0.5%. Our five largest competitors in Los Angeles County are Kaiser Foundation, Healthcare Partners Medical Group, Heritage Provider Network, La Vida Medical Group, and Facey Medical Foundation. HMO enrollment in Orange County was estimated at approximately 1,401,900, of which Prospect had approximately 100,100 enrollees, or approximately 7.1%. Our five largest competitors in Orange County are Kaiser Foundation, St. Joseph Heritage Healthcare, Monarch Healthcare, Greater Newport Physicians Medical Group, and Bristol Park Medical Group. HMO enrollment in San Bernardino County was estimated at approximately 1,034,350 of which Prospect had approximately 72,000 enrollees, or approximately 7.0%. Our five largest competitors in San Bernardino County are Beaver Medical Group, Chino Medical Group, New Horizon Medical Group, PrimeCare of San Bernardino and Regal Medical Group. As such, we believe that the combined enrollment of our affiliated physician organizations is the eighth largest in California.

        Some of our competitors are larger than us, have greater resources and may have longer-established relationships with buyers of their services, giving them greater value in contracting with physicians and HMOs. Such competition may make it difficult to enter into affiliations with physician organizations on acceptable terms and to sustain profitable operations.

Description of Our Business—Hospital Services Segment

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

  •
  Community Hospitals:  Community hospitals are both for-profit and not-for-profit and operate in generally older properties, use generally less state-of-the-art equipment, and are equipped to care for patients of lower acuity. Efficient hospitals in this group are able to provide care profitably because of their significantly lower cost structures.

  •
  Public Hospitals:  Public hospitals are generally owned by government entities that are set up to treat uninsured, indigent patients with a full range of acuity needs.

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

         Hollywood Community Hospital.    Hollywood Community Hospital is a 100-bed community-based hospital with an ambulatory urgent care center located in a moderate income area, approximately six miles northwest of downtown Los Angeles. The hospital serves a local community that spans a radius of approximately 10 miles. Hollywood Community Hospital offers intensive care, critical care, orthopedic and general medical and surgical services. The facility is a six-story building comprising 49,152 square feet and sits on 1.88 acres.

         Van Nuys Community Hospital.    Van Nuys Community Hospital is a 59-bed psychiatric hospital located in the San Fernando Valley, approximately twenty miles northwest of downtown Los Angeles. The hospital serves a local community that spans a radius of approximately 10 miles. Van Nuys Community Hospital has both inpatient and outpatient psychiatric programs, all of which serve fully insured patients on a voluntary basis. The facility is 34,192 square feet and sits on 1.86 acres.

         Los Angeles Community Hospital.    Los Angeles Community Hospital is a 130-bed full service acute care hospital located approximately 4.5 miles southeast of downtown Los Angeles in one of the most densely populated areas of Los Angeles County. Los Angeles Community Hospital offers intensive care, critical care, obstetrics, pediatrics, skilled nursing, orthopedic, general medical and surgical services. In addition, the hospital has a very active stand-by emergency room and sub-acute care. The facility is 64,024 square feet and sits on 2.01 acres.

         Norwalk Community Hospital.    Norwalk Community Hospital is a 50-bed acute care hospital located approximately 17 miles southeast of downtown Los Angeles. Norwalk Community Hospital offers general surgery, emergency services (paramedic receiving), intensive care, critical care, orthopedic and general medical and surgical services. In addition, the hospital has a basic emergency room. The facility is 23,530 square feet and sits on 1.88 acres.

  Selected Operating Statistics

        The table below sets forth selected operating statistics.

	Year Ended September 30, 2008	Fifty-four day Period Ended September 30, 2007
Licensed beds as of the end of the period(1)	339	339
Admissions(2)	14,206	1,910
Adjusted admissions(3)	15,058	2,052
Emergency room visits(4)	13,600	1,862
Surgeries(5)	2,935	510
Patient days(6)	87,463	10,756
Acute care average length of stay in days(7)	5.50	4.80
Occupancy rates(8)	70.3%	58.6%

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

        We have also developed transfer processes with a significant number of hospitals to receive patients that are more appropriately treated in one of our hospitals. Hospitals with which we have such transfer relationships include community hospitals that do not accept Medi-Cal patients and tertiary hospitals with high cost structures that consider certain non-tertiary-level care patients to be unprofitable. Correspondingly, our hospitals will transfer patients to another hospital with which we have a transfer relationship when the patient's individual circumstances warrant.

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

        Hospital revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service and geographic location of the hospital. Our hospitals receive revenues for patient services from a variety of sources, including the federal Medicare program, state Medi-Cal programs, managed care payers (including PPOs and HMOs), indemnity-based health insurance companies and self-pay patients. The basis for payments involving inpatients is prospectively set Diagnostic Related Group (DRG) rates for Medicare, negotiated per diem for Medi-Cal and percentage of charge or negotiated rates for the other payers. The basis for payments for outpatients is prospectively set rate-per-service based on the Ambulatory Payment Classification (APC) assigned for Medicare, a fixed rate by procedure for Medi-Cal and percentage of charge or negotiated rates for the other payers. Our hospitals are also eligible for State of California Disproportionate Share ("DSH") payments based on a prospective payment system for hospitals that serve large populations of low-income patients.

        Our hospitals receive payment for patient services from the federal government, primarily under the Medicare program, the California Medi-Cal program, managed care plans (including PPOs and HMOs), indemnity-based health insurance companies, as well as directly from patients ("self-pay"). All of our hospitals are certified as providers of Medicare and Medi-Cal services. Amounts received under the Medicare and Medi-Cal programs are generally significantly less than a hospital's customary charges for the services provided. Since a substantial portion of our revenue comes from patients under Medicare and Medi-Cal programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

        The nation's current economic crisis may have a negative impact on reimbursement for the company's hospitals. A recent American Hospital Association report on the economic crisis indicates that the credit crunch is making it difficult and expensive for hospitals to finance facility and technology needs. The majority of hospitals are experiencing decreased admissions and elective procedures. In addition, rising unemployment is leading to increased uncompensated care. California budget shortfalls may result in decreases in hospital Medi-Cal reimbursement.

        For fiscal 2008, the amount of Alta's revenue from Medicare, Medi-Cal, self pay, and private insurers were approximately $66,740,000 (52.6%), $51,407,000 (40.8%), $2,040,000 (1.6%) and $4,701,000 (3.7%), respectively, compared to approximately $5,873,000 (37.7%), $8,054,000 (51.7%), $808,000 (5.2%) and $519,000 (3.3%), respectively, for the period August 8, 2007 through September 30, 2007.

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

        Specifically, each discharge is assigned to a diagnosis related group, commonly known as a "DRG," based upon the patient's condition and treatment during the relevant inpatient stay. Each DRG is assigned a cost weight based on its severity. The DRG weight is then applied to a national average rate to arrive at the payment. The national average rate is adjusted for labor cost by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. In addition to the DRG payment, hospitals may qualify for an "outlier" payment when the relevant patient's treatment costs are extraordinarily high and exceed a specified regulatory threshold.

        The national average rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates were increased by the full "market basket index," for the federal fiscal years 2006, 2007 and 2008 or 3.7%, 3.4% and 3.3%, respectively. The Deficit Reduction Act of 2005 imposes a 2% reduction to the market basket index beginning in the federal fiscal year 2007, and thereafter, if patient quality data is not submitted. We intend to and have complied with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

        In an effort to encourage hospitals to improve quality of care, the Medicare program has taken steps to reduce or withhold payments to hospitals for treatment given to patients whose conditions were caused by serious medical error. Under rules that became effective October 1, 2008, Medicare will no longer pay hospitals for the higher costs of care resulting from eight complications, including falls, objects left inside patients during surgery, pressure ulcers and three types of hospital-acquired infections. California hospitals are required to report certain adverse events to a state agency charged with publicizing the events, as well as the results of any ensuing investigation conducted by the agency. We believe that our hospital quality of care programs will address such issues, but we are unable to predict the future impact of these developments on our business.

  Medi-Cal

        Medi-Cal is a federal state funded program, administered by the California Department of Health Services (the "State") which provides medical benefits to individuals that qualify. Our hospitals participate in the Medi-Cal system and are paid a negotiated per diem rate. There can be no assurances that revisions in the Medi-Cal program will not have a material adverse effect on our results of operations.

        Subject to the terms and conditions of the Medi-Cal contracts between the State and each of our hospitals, a significant portion of our hospital businesses are subject to termination of contracts and subcontracts at the election of the Government. The contract between the State and Alta Los Angeles Hospitals, Inc. dba Los Angeles Community Hospital and Norwalk Community Hospital, was entered into on September 14, 2000, subsequently amended on May 10, 2007, and is effective until July 10, 2009; provided however that at least 120 days notice is given. The contract between the State and Alta Hollywood Hospitals, Inc. dba Hollywood Community Hospital and Van Nuys Community Hospital, was entered into on September 14, 2000, subsequently amended on May 10, 2007, and is effective until July 10, 2009; provided however that at least 120 days notice is given. California budgetary shortfalls may result in the inability of the company to renew Medi-Cal contracts at existing rates. Thereafter, the contracts are renewed by negotiation between the parties. We can provide no assurance whether these contracts will be renewed upon their expiration.

  Disproportionate Share Payments

        Hospitals that treat a high percentage of low-income patients may receive additional payment adjustment from Medicare and Medi-Cal known as "DSH" (Disproportionate Share Hospital). We receive both of these adjustments. The Medicare adjustment is based on the hospital's DSH patient percentage, which is the sum of the number of patient days for patients entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A patient days and a second factor that is a ratio of Medi-Cal eligible days to total DRG days. For fiscal 2008, total Medicare DSH payments received were approximately $18,000,000. The Medi-Cal adjustment is based either on the Hospital's Medi-Cal utilization or its low income utilization percentage. Our hospitals qualify because their Medi-Cal utilization was greater than one standard deviation above 42% of the hospitals' total patient days. For fiscal 2008, total Medi-Cal DSH payments received by our hospitals were approximately $11,276,000, compared to none for the period August 8, 2007 (date of the Alta acquisition) through September 30, 2007.

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

        The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated as allowable costs is reduced by 30%. Under this program, our hospitals incurred an aggregate of approximately $2,757,132 and $260,000, which are subject to the 30% reduction, for fiscal 2008 and for the period August 8, 2007 through September 30, 2007, respectively. Amounts incurred by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

  Annual Cost Reports

        Hospitals participating in the Medicare and some Medi-Cal programs are required to meet specified financial reporting requirements. Federal and state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medi-Cal recipients. Annual cost reports required under the Medicare and Medi-Cal programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. We can appeal any final determination made in connection with an audit. DRG outlier payments and other cost report abuses have been and continue to be the subject of audit and adjustment by the Centers for Medicare & Medicaid Services, or "CMS" (a federal agency within the U.S. Department of Health and Human Services).

        In 2003, Congress passed legislation to enhance and support Medicare's current efforts in identifying and correcting improper payments. In section 306 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), Congress directed the Department of Health and Human Services ("DHHS") to conduct a three-year demonstration program using Recovery Audit Contractors ("RAC") to detect and correct improper payments in the Medicare FFS program. In addition, in section 302 to the Tax Relief and Health Care Act of 2006 ("TRHCA"), Congress required DHHS to make the RAC program permanent and nationwide by no later than January 1, 2010. The RAC program does not detect or correct payments for Medicare Advantage or the Medicare prescription drug benefit.

        The permanent RAC program is scheduled to begin in California sometime in the first quarter of calendar year 2009. The auditors will be auditing payments made to California healthcare providers to assure correct payment. Payments deemed incorrect will be adjusted at the time of audit. These adjustments can be appealed following the guidelines of the program.

        The Alta Hospitals are subject to audit along with other California hospitals during this upcoming year. Alta has taken steps to assure on-going coding and billing accuracy, which will also help ensure successful RAC audits.

  Inpatient Psychiatric

        As of September 30, 2008, we operated one 59-bed, inpatient psychiatric unit. Effective for reporting periods after January 1, 2005, CMS replaced the cost-based system with a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals ("IPF PPS"). IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an "outlier" policy for extraordinarily costly cases and an adjustment to a facility's base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS payment rate was effective for the 18-month period January 1, 2005 through June 30, 2006. In May 2007, CMS released its final IPF PPS regulation for July 1, 2007 through June 30, 2008, which states that IPF PPS rates increased an average of 3.1% effective July 1, 2007. Under this program, our hospitals received an aggregate of approximately $12,000,000 and $805,000 for fiscal 2008 and for the period August 8, 2007 through September 30, 2007, respectively.

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

  •
  Leverageable Platform.  The recent merger of Prospect and Alta is, over time, expected to provide synergies between Prospect's IPA business and Alta's hospitals, allowing the company to offer patients comprehensive healthcare services through the continuum of care, that is both high-quality and cost-effective.

Health Care Regulation

General Regulatory Overview

        Both our hospitals and affiliated physician organizations are subject to numerous federal and state statutes and regulations that are applicable to the management and provision of health care services and to business generally, as summarized below. The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medi-Cal programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes, and environmental protection laws. There are also extensive regulations governing a hospital's participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel, and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals and affiliated physician organizations are in substantial compliance with current federal, state, and local regulations and standards.

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

Anti-Kickback

        Medicare and Medi-Cal anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Statute") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medi-Cal programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medi-Cal. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs. In addition, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medi-Cal beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider of service over another. The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. These regulations are often referred to as the "Safe Harbor" regulations. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements risk increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

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

        Noncompliance with, or violation of, the Anti-kickback Statute can result in exclusion from the Medicare and Medi-Cal programs and civil and criminal penalties. California also has a similar anti-kickback prohibition with similar penalties. Although we believe our activities to be in compliance, if we were found to be in violation of the anti-kickback legislation, we could suffer civil penalties, criminal fines, imprisonment or possible exclusion from participation in the reimbursement programs, which could reduce our revenues, increase our costs and decrease our profitability.

Self-Referral

        Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medi-Cal patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medi-Cal programs and other federal programs. Our hospitals' participation in and development of other financial relationships with physicians could be adversely affected by amendments to the Stark law or similar state enactments.

        The self-referral prohibition applies to our services, and we believe our relationships comply with the law. We believe our business arrangements do not involve the referral of patients to entities with whom referring physicians have an ownership interest or compensation arrangement within the meaning of federal and state self-referral laws, because referrals are made directly to other providers rather than to entities in which referring physicians have an ownership interest or compensation arrangement. We further believe our financial arrangements with physicians fall within exceptions to state and federal self-referral laws, including exceptions for ownership or compensation arrangements with managed care organizations and for physician incentive plans that limit referrals. In addition, we believe that the methods we use to acquire existing physician organizations and to recruit new physicians do not violate such laws and regulations. Nevertheless, if we were found to have violated the self-referral laws, we could be subject to denial of reimbursement, forfeiture of amounts collected in violation of the law, civil monetary penalties, and exclusion from the Medicare and Medi-Cal programs, which could reduce our revenues, increase our costs and decrease our profitability. California also has a self-referral law that provides for similar penalties.

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

        The State of California has enacted false claims legislation. These California false claims statutes are generally modeled on the federal False Claims Act, with similar damages, penalties, and qui tam enforcement provisions. An increasing number of healthcare false claims cases seek recoveries under both federal and state law. Provisions in the Deficit Reduction Act of 2005 ("DRA") that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medi-Cal plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We have complied with the written policy requirements.

Fraud and Abuse

        Existing federal laws governing Medi-Cal, Medicare and other federal health care programs, as well as similar state laws, impose a variety of fraud and abuse prohibitions on the company. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the "OIG"), the Department of Justice and various state authorities. In addition, in the DRA, Congress created a new Medicaid Integrity Program to enhance federal and state efforts to detect Medi-Cal fraud, waste and abuse and provide financial incentives for states to enact their own false claims acts as an additional enforcement tool against Medi-Cal fraud and abuse. Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations.

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

        Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medi-Cal programs. In addition, all of our hospitals are accredited by the Joint Commission. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medi-Cal programs. If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medi-Cal programs, the hospital may be unable to receive reimbursement from the Medicare and Medi-Cal program and other payers. We believe that our hospitals are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

Utilization Review Compliance and Hospital Governance

        Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medi-Cal patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medi-Cal patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medi-Cal patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, or assess fines and also have the authority to recommend to the Department of Health and Human Services ("DHHS") that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

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

  •
  Hospitals in California must conduct seismic evaluation and submit these evaluations to the Office of Statewide Health Planning and Development ("OSHPD"), Facilities Development Division for its review and approval;

  •
  Hospitals in California must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the OSHPD, Facilities Development Division for its review and approval; and

  •
  Hospitals in California must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

        We were required to conduct engineering studies at our hospitals to determine whether and to what extent modifications to the hospital facilities will be required. We believe that our hospitals satisfy all current requirements, however, we may be required to make significant capital expenditures in the future to comply with the seismic standards, which could impact our earnings.

        OSHPD is currently implementing a new voluntary program to re-evaluate the seismic risk of hospital buildings classified as Structural Performance Category (SPC-1). These buildings are considered hazardous and at risk of collapse in the event of an earthquake and must be retrofitted, replaced or removed from providing acute care services by 2013. OSHPD is using HAZARDS U.S. (HAZUS), a state-of-the-art methodology, to reassess the seismic risk of SPC-1 buildings and those that are determined to pose a low seismic risk may be reclassified to SPC-2. The SPC-2 buildings would have until 2030 to comply with the structural seismic safety standards. Participation in the HAZUS program is optional for hospital owners wishing to have their SPC-1 building(s) re-evaluated. The company has applied for a HAZUS re-evaluation of the seismic risk for Los Angeles Community Hospital and Norwalk Community Hospital.

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

HIPAA Transaction, Privacy and Security Requirements

        Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to protect the privacy of healthcare information and encourage electronic commerce in the healthcare industry. Our hospitals and affiliated physician organizations are covered entities subject to these regulations. As a business associate of such entities and contracted health plans, we are also subject to many HIPAA requirements pursuant to a business associate contract required between covered entities and their business associates. We are also subject to state regulations regarding privacy of medical information.

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

        HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement business procedures and training programs, though the regulations do not mandate use of a specific technology. We have performed comprehensive security risk assessments and are currently in the remediation process for the systems/devices that have been identified as having the highest levels of vulnerability. This will be an ongoing process as we update, upgrade, or purchase new systems technology.

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

        Two new California laws require providers, health care service plans and contractors to prevent unlawful access, use, or disclosure of a patient's medical information and authorize the California Department of Public Health to assess, against health facilities, substantial monetary penalties for "immediate jeopardy" deficiencies.

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

        Under the regulations, our affiliated physician organizations are required to comply with specific criteria, including:

  •
  Maintain, at all times, a minimum "cash-to-claims ratio" (where "cash-to-claims ratio" means the organization's cash, marketable securities and certain qualified receivables, divided by the organization's total unpaid claims liability). The regulations require a cash-to-claims ratio of 0.75 beginning January 1, 2007 and continuing thereafter.

  •
  Submit periodic reports to the DMHC containing various data and attestations regarding performance and financial solvency, including IBNR (incurred but not reported) calculations and documentation, and attestations as to whether or not the organization was in compliance with Knox-Keene Act requirements related to claims payment timeliness, had maintained positive tangible net equity and had maintained positive working capital.

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

        Our cash-to-claims ratio on September 30, 2008, was 1.68.

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

Health Care Reform

        The U.S. health care industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system. Proposals that have been considered include changes in Medicare, Medi-Cal and other programs, cost controls on hospitals and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reduction of payments to health care providers under Medicare, Medi-Cal, and other government programs. We cannot predict the course of future health care legislation or other changes in the administration or interpretation of governmental health care programs. However, future legislation, interpretations, or other changes to the health care system could reduce our revenues and profitability.

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

Insurance

        We maintain general liability, property, crime, fiduciary, corporate counsel, automobile and workers' compensation insurance, directors and officers insurance, which includes employee practices liability insurance, and management consultants errors and omissions. Our annual policy limits are $1,000,000 per occurrence and $2,000,000 in the aggregate for general liability coverage, $8,245,000 for property coverage and $22,000,000 for business interruption coverage with total insured value of 14,270,000, $2,000,000 for crime coverage, $2,000,000 for fiduciary coverage, $2,000,000 for corporate counsel coverage, $1,000,000 for automobile coverage, the amounts required by state law for workers' compensation, $5,000,000 for employment practices liability and $13,000,000 in the aggregate (primary and excess) for directors and officers liability, and $5,000,000 for management consultant errors and omissions coverage.

        Our affiliated physician organizations, Prospect Professional Care Medical Group, Inc., AMVI/Prospect Health Network, Nuestra Familia Medical Group, Inc., APAC Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect NWOC Medical Group, Inc., Santa Ana-Tustin Physicians Group, Inc, StarCare Medical Group, Inc., Genesis HealthCare of Southern California, Prospect Medical Group, Inc., Pomona Valley Medical Group and Upland Medical Group maintain managed care errors and omissions insurance (professional liability) in a minimum coverage amount of $2,000,000 per claim and $5,000,000 in the aggregate. We also require the physicians that our affiliated physician organizations contract with as independent contractors to maintain malpractice insurance with minimum policy limits of $1,000,000 per claim and $3,000,000 in the aggregate.

        Our affiliated hospitals, Alta Hospitals System, LLC, maintain professional liability, general liability, property, automobile and workers' compensation insurance. The policy limits are $10,000,000 per occurrence and in the aggregate for the professional and general liability, $35,722,000 for property coverage and $12,346,000 for contents and $15,152,000 for business interruption coverage with total insured value of $63,220,000, $1,000,000 for automobile coverage, and the amount required by law for workers' compensation.

        Our insurance, and the insurance of our affiliated physician organizations, contain customary exclusions and exceptions from coverage. Additionally, we are at risk for our self-insured retention ("deductible") on certain policies such as $10,000 for our Prospect property policy, $50,000 for our Alta property policy, and $75,000 for the managed care errors and omissions insurance. Directors & Officers Liability and Employment Practices Liability policies have a $150,000 self-insured retention and the hospital's professional/general liability policy has a $1,000,000 self-insured retention.

        We believe that the lines and amounts of insurance coverage that we and our affiliated physician organizations maintain, and that we require our contracted physician providers to maintain, are customary in our industry and adequate for the risks insured. We cannot assure, however, that we will not become subject to claims not covered or that exceed our insurance coverage amounts.

Employees

Corporate and IPA Management Segment

        At September 30, 2008, we and our affiliated physician organizations had a total of 285 employees within our IPA operation. The employees are not subject to any collective bargaining agreements. We believe that employee relations are good.

Hospital Service Segment

         General.    Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital's local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we operate some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals, however, normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

        Although we will continue our efforts to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.

         Union Activity and Labor Relations.    At September 30, 2008, our Hospital Services operation had a total of approximately 1,022 employees, which included 939 employees at our four hospitals. Of that amount, less than 3% of the total employee headcount are subject to any collective bargaining agreements. On or about May 9, 2008 we entered into a new collective bargaining agreement with the Service Employees International Union ("SEIU") to replace the expired collective bargaining agreement at Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC. The collective bargaining agreement covers a small number of Hollywood Community Hospital's employees, and expires on May 9, 2011. We do not anticipate that the agreement we reached in 2008 will have a material adverse effect on the results of our Hospital Services operations.

Executive Officers

        The following table summarizes the name, age, title, and business experience for the past five years of each of our executive officers. No family relationships exist between or among any of our officers and directors.

Name	Age	Position
Samuel S. Lee.	42	Chairman, Chief Executive Officer and Director
Mike Heather	50	Chief Financial Officer
Linda Hodges	64	Executive Vice President of Compliance
Donna Vigil	60	Vice President, Finance

         Samuel S. Lee.    Mr. Lee, 42, was appointed our Chief Executive Officer on March 19, 2008 and as Chairman of our Board of Directors on May 14, 2008. Mr. Lee was previously appointed as a member of our Board of Directors and as Chief Executive Officer of our subsidiary, Alta Hospitals System, LLC on August 8, 2007. Mr. Lee is an officer and director of each of our direct and indirect subsidiaries and is sole manager of Alta Hospitals System, LLC. He served previously as the President of Alta from January 2002 until we acquired Alta on August 8, 2007. Mr. Lee's background involves healthcare and technology related private equity investment management, operational leadership, entrepreneurship, mergers and acquisitions, and leveraged financing for various corporations. Prior to Alta, Mr. Lee was a General Partner with Kline Hawkes & Co., a $500 million private equity firm located in Brentwood, California, that focuses on healthcare, technology, and business services. Mr. Lee has been the lead/principal investor and director of several private and public companies. Additionally, Mr. Lee worked in healthcare reimbursement, business office, and operations for SFS, Inc., and in consulting and systems engineering for Andersen Consulting and Verizon. Mr. Lee received his bachelor's degree in Industrial and Systems Engineering from Georgia Tech and master's degree in business administration from Harvard Business School. Mr. Lee is an active member of the Young President's Organization of Los Angeles, and is also involved with several civic and community organizations.

         Mike Heather.    Mike Heather, 50, was appointed Chief Financial Officer of the company and each of our management subsidiaries in April 2004. Mr. Heather also serves as Chief Financial Officer of each of our affiliated physician organizations except for AMVI/Prospect Health Network, which is a joint venture partner where Mr. Heather is Chief Financial Officer of one of the two general partners. Most recently, Mr. Heather served as Co-Chief Executive Officer of WebVision, Inc. from March 2001 to June 2002, and Chief Financial Officer from June 2000 through June 2002. Prior to joining WebVision, Mr. Heather was a Partner at Deloitte & Touche which he joined in 1980, and was the founder and Partner-in-Charge of the HealthCare Services Practice of Deloitte & Touche in Orange County from June 1992 to June 2000.

         Linda Hodges.    Linda Hodges, 64, has served as our Executive Vice President of Compliance since August 1, 2003. Previously, Ms. Hodges served as President and Chief Operations Officer of Prospect Medical Systems from November 1998 to July 2003, and she has performed a number of other senior management functions for Prospect Medical Systems since 1996. Ms. Hodges has over 20 years of health care related experience in management and operations. Ms. Hodges has also served in positions such as Interim Chief Executive Officer of VivaHealth Plan, Executive Director of Foundation Health Corporation (Southern California Region), and President of Loma Linda Health Plan, a wholly owned subsidiary of Century MediCorp, Inc.

         Donna Vigil.    Donna Vigil, 60, has served as our Vice President of Finance since April 2004, prior to which she served as our Chief Financial Officer commencing July 1998. Ms. Vigil served as Chief Financial Officer of NetSoft, a privately held, $20 million software development company with five

European subsidiaries, from October 1989 to September 1997. Ms. Vigil was Acting Chief Financial Officer/Consultant of Strategic HR Services, for the staffing division of a large real estate developer in Southern California, from October 1997 to May 1998.

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

Our revenue and profitability may be significantly reduced or eliminated if management is unable to successfully execute our turnaround plan to improve the operating results of our legacy IPA Management segment.

        During fiscal 2008 and 2007, the company reported operating losses in its legacy IPA Management (non-ProMed) segment. In the fourth quarter of fiscal 2007, the company recorded a non-cash impairment charge of approximately $27.5 million to write off goodwill and intangibles within the continuing legacy IPA Management segment, which resulted in overall losses in the company's core operations.

        We have developed a turnaround plan to restore profitability, increase efficiency and reduce operating costs of the legacy IPA Management segment. This includes measures to help retain and, if possible, increase enrollment, increase health plan reimbursements and reduce medical costs. Additionally, we may divest additional non-strategic assets, a portion of the proceeds from which will be used to reduce debt. Turnaround efforts related to the company's legacy operations and the successful integration of recently acquired subsidiaries have required and will continue to require significant investment and management attention. If we are unable to successfully execute our turnaround plan to improve the operating results of our legacy IPA Management segment, our revenue and profitability may be significantly reduced or eliminated.

Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

        During recent periods, the number of HMO enrollees using our provider networks has declined (exclusive of increases resulting from our acquisitions), and management currently anticipates that this trend will continue. The profitability and growth of our business depends largely on the number of HMO members who use our provider networks. We seek to maintain and increase the number of HMO enrollees using our provider networks by partnering with HMOs with which our affiliated physician organizations have contracts, affiliating with additional IPAs and acquiring other management companies. If we are not successful, we may not be able to maintain or achieve profitability. For the years ended September 30, 2008 and 2007, the decrease in the number of HMO enrollees, within the continuing and discontinued legacy IPA segment, using our existing provider networks was 37,200 and 12,200, respectively. Estimated revenue reductions associated with the enrollment decreases for those periods were approximately $14,000,000 and $5,700,000, respectively. These fiscal year estimates assume that enrollment decreased ratably during the indicated periods and, as such, represent approximately 50% of the lost revenue that will be experienced in subsequent periods, when the enrollment decline is in effect for the whole period.

A deficit in working capital could adversely affect our ability to satisfy our obligations as they come due.

        At various times in our history, we have been in a negative working capital position. Having a working capital deficit may signal an impaired ability to pay debts as they come due.

        We had positive working capital of $12,373,184 and $2,406,224 as of September 30, 2008 and 2007, respectively and negative working capital of $123,898 as of September 30, 2006. This represents the difference between our current assets and our current liabilities.

        As of the fiscal years ended 2008 and 2007, our indebtedness for capital leases and notes to our bank totaled approximately $144,804,000 and $147,750,000, respectively. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions.

If our goodwill and intangible assets become impaired, the impaired portion has to be written off, which will materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

        As of September 30, 2007, we concluded that the goodwill and other intangible assets related to our pre-2006 acquisitions (i.e., excluding ProMed and Alta) were impaired, and recorded a write-off of $27,512,420 within the continuing legacy IPA Management segment.

        Following the 2007 acquisitions of ProMed and Alta, our intangible assets represent a substantial portion of our assets. As of September 30, 2008, goodwill totaled approximately $128,877,000 and other intangible assets totaled approximately $47,740,000 for a combined total of $176,617,000, representing approximately 60% of our total assets.

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

        The second statement, SFAS No. 142 "Goodwill and Other Intangible Assets," requires, among other things, that the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis, or more frequently if certain indicators are encountered. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, making the second step of the impairment test unnecessary.

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

        Although we have no specific agreements for additional acquisitions pending, our long-term growth strategy includes making additional acquisitions. Any future acquisitions will require additional capital resources. No assurance can be given that needed capital will be available to us. The global credit markets have been experiencing significant disruption and volatility in recent months, to a greater degree than has been seen in decades. That volatility has made it much harder for smaller public companies like us to obtain debt financing and therefore, if we are able to obtain debt financing, we may be required to accept more onerous terms including requirements to maintain specified asset, liquidity or other ratios and restrictions on our ability to incur additional indebtedness. Additionally, a continuation of the deterioration in credit markets could adversely impact our ability to refinance any of our existing debt. Although the implementation of the Emergency Economic Stabilization Act of 2008, which was approved by the U.S. Congress and signed into law by President Bush on October 3, 2008, and related measures is expected to improve liquidity in the financial markets and increase the availability of financing, the timing and magnitude of the impact is highly uncertain at this time. Future prolonged periods of reduced availability of financing could have a material adverse impact on our business.

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

We are subject to certain financial covenants and other conditions under our loan agreements which, if we are not able to satisfy, could result in loan defaults and the requirement to repay our loans in full, thus jeopardizing our ability to operate and continue as a going concern.

        We are subject to certain financial covenants and other conditions required by our loan agreements, including a maximum senior debt/EBITDA ratio, a minimum fixed charge coverage ratio and, effective May 15, 2008, a minimum EBITDA Level. We exceeded the maximum senior debt/

EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008. We also failed to meet the minimum fixed charge coverage ratio of 1.25 for the period ended December 31, 2007 and March 31, 2008. In addition, we did not comply with certain administrative covenants. On May 15, 2008, our lenders agreed to waive our covenant violations and to increase the required maximum senior debt/EBITDA ratios to levels ranging from 7.15 to 3.90 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and to levels ranging from 3.75 to 3.30 for the remaining quarterly reporting periods through maturity of the term loan and to reduce the minimum fixed charge coverage ratios to levels ranging from 0.475 to 0.925 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and to levels ranging from 0.85 to 0.90 for the remaining quarterly reporting periods through maturity of the term loan. Failure to perform any obligations under the waiver and the amended credit facility agreement constitutes additional events of default. There can be no assurance that we will be able to meet all of the financial covenants and other conditions required by our amended loan agreements. Our lenders may not grant waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity, ability to operate, ability to make further acquisitions and ability to continue as a going concern.

Substantially all of our IPA revenues are generated from contracts with a limited number of HMOs, and if our affiliated physician organizations were to lose HMO contracts or to renew HMO contracts on less favorable terms, our revenues and profitability could be significantly reduced.

        With the consolidation of HMOs, there are a limited number of HMOs doing business in California, which magnifies the risk of loss of any one HMO contract. The potential for risk is also magnified because HMO contracts generally have only a one-year term, may be terminated earlier without cause upon short notice, and, upon renewal, are subject to annual negotiation of capitation rates, covered benefits and other terms and conditions.

        We are particularly at risk with respect to the potential loss or renewal on less favorable terms of contracts that we have with five of these HMOs—PacifiCare of California, Blue Cross of California, Health Net of California, Blue Shield of California and, effective with the June 1, 2007 acquisition of ProMed, InterValley Health Plan.

        For the fiscal year ended September 30, 2008, contracts with our five largest HMO clients accounted for approximately 76% of our enrollment, of which our contracts with PacifiCare of California, Health Net of California, Blue Cross of California, Blue Shield of California, and InterValley Health Plan accounted for approximately 21%, 13%, 14%, 11%, and 17%, respectively, of our enrollment. During the fiscal year ended September 30, 2008, our contracts with these five HMOs accounted for combined revenue of approximately $158,964,000, or 76% of our total capitation revenue.

        For the fiscal year ended September 30, 2007, contracts with our five largest HMO clients accounted for approximately 77% of our enrollment, or approximately 79% of our total capitation revenue.

        The loss of contracts with any one of these HMOs could significantly reduce our revenues and profitability.

        We have one-year automatically renewable contracts with most contracted HMOs, including our largest HMO customers discussed above, whereby such contracts are automatically renewed, unless either party provides the other party with 180-days' notice (prior to the expiration of the term) of such party's intent not to renew. Under limited circumstances, the HMOs may immediately terminate the contracts for cause; otherwise, termination for cause requires 90 days' prior written notice with an opportunity to cure. There can be no assurance that we will be able to renew any of these contracts or, if renewed, that they will contain terms favorable to us.

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

        The CMS revised payment model seeks to compensate Medicare Managed Care organizations based on the health status of each individual enrollee. Health Plans/IPAs with enrollees that can be proven to require more care will receive more, and those with enrollees requiring less care will receive less. This is referred to by CMS as "Risk Adjustment."

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

        Additionally, because of the time required by CMS to process all of the submitted encounter data from all participating entities, we typically do not find out until the latter part of the calendar year what adjustments will be made to our Medicare revenue for the prior year, at which time those adjustments to revenue, which have historically been significant, are recorded.

        In fiscal 2008 and 2007, we received approximately $1.6 million and $1.5 million, respectively, in incremental Risk Adjustment revenue, which was recorded in the respective fiscal fourth quarter. Again, this adjustment became known, and was recorded, in the fiscal fourth quarter, even though the majority of the adjustment related to earlier periods.

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

        At certain times in our history, we have not had adequate cash resources to retire one hundred percent of our incurred but not reported ("IBNR") medical claims. As of September 30, 2008 and 2007, we have sufficient cash to retire our estimated accrued medical claims of $20,480,380 and $21,405,960, respectively, in full.

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

        We estimate the amount of our reserves for submitted claims and IBNR claims primarily using standard actuarial methodologies based upon historical data. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis, are continually reviewed and are adjusted in current operations as required. As of September 30, 2008 and 2007, we estimated our IBNR at approximately $20,480,000 and $21,406,000, respectively. Given the uncertainties inherent in such estimates, the reserves could materially understate or overstate our actual liability for claims payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

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

        In fiscal 2008, our hospitals derived 93.0% of their revenues from the Medicare and Medi-Cal programs. Changes in recent years in the Medicare and Medi-Cal programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Future federal and state legislation may further reduce the payments we receive for our services. The State of California has incurred budget deficits and has adopted legislation designed to reduce its Medi-Cal expenditures. We are unable to predict the effect of future state or federal healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we, or one or more of our hospitals, are excluded from participation in the Medicare or Medi-Cal program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        On November 4, 2008, Barack Obama was elected as the next President of the United States. The President-elect has proposed measures intended to expand the number of citizens covered by health insurance and other changes within the healthcare system. The costs of implementing some of these proposals could be financed, in part, by reductions in the payments made to healthcare providers under Medicare, Medi-Cal, and other government programs. See "Future reforms in healthcare legislation and regulation could reduce our revenues and profitability," below.

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

        HMOs often insist on withholding negotiated amounts from professional capitation payments, which the HMOs are permitted to retain, in order to cover our share of any risk-sharing deficits; and hospitals may demand cash settlements of risk sharing deficits as a "quid pro quo" for joining in these arrangements. Net risk-pool surpluses (deficits) were approximately $3,141,000 and ($470,000), for the fiscal years ended September 30, 2008 and 2007, respectively.

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

        Our strategy for growth has historically been to acquire additional IPAs that specialize in managed care and to realize economies of scale from those acquisitions. However, even if we are successful in consummating further acquisitions, we may not be successful in integrating their operations into our operating systems. It may be difficult and time consuming to integrate the acquired organizations' management services, information systems, claims administration, and case management, as well as administrative functions, while at the same time managing a larger entity with a differing history, business model and culture. Management may be required to develop working relationships with providers with whom they have had no previous business experience. Management also may not be able to obtain the necessary economies of scale. Integration of acquired entities is vital for us to be able to operate effectively and to control medical and administrative costs. If we are not successful in integrating acquired operations on a timely basis, or at all, our business could be disrupted and we may not be able to realize the anticipated benefits of our acquisitions, including cost savings. There may be substantial unanticipated costs associated with acquisition and integration activities, any of which could result in significant one-time or on-going charges to earnings or otherwise adversely affect our operating results.

The acquisition of hospitals and subsequent integration with our business of managing physician organizations may prove to be difficult and may outweigh the synergistic benefits anticipated in the marketplace.

        Our core business has historically been that of a healthcare management services company that manages independent physician associations that provide healthcare services to HMO enrollees. Until recently it has experienced profitable growth by acquiring and consolidating IPAs, achieving economies of scale in reducing administrative costs and improving the operating efficiency of acquired entities. In diversifying acquisition targets beyond its IPA business, it will be facing a myriad of unique operational, financial and regulatory issues in a hospital environment that could prove to be a drain on existing resources, and be a significant distraction from other initiatives facing the organization. For instance, hospital revenue from Medicare, Medi-Cal and other third parties are tentative in nature and subject to audits by third-party fiscal intermediaries. Finally, changing legislation on the funding and recognition of hospital revenues could negatively impact financial performance and cause earnings decreases. Moreover, in recent years Congress has enacted legislation on Disproportionate Share Hospital

Payments ("DSH") revisiting the program's intent and methodologies for calculating payments to hospitals. There have recently been other initiatives proposed to reduce the overall funding of Medicare and Medi-Cal programs, coupled with increased regulation on the disbursement methodology for such funds. Unfavorable outcomes on such legislation could cause a reduction in revenues generated as compared to prior years.

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

        Technological advances are continually being made regarding computer-assisted tomography ("CT") scanners, magnetic resonance imaging ("MRI") equipment, positron emission tomography ("PET") scanners and other similar equipment. In order to effectively compete, we must continually assess our equipment needs and upgrade when technological advances occur. If our hospitals do not invest significantly and stay abreast of technological advances in the health care industry, patients may seek treatment from other providers and physicians may refer their patients to alternate sources.

The continued growth of uninsured and underinsured patients or further deterioration in the collectibility of the accounts of such patients could harm our results of operations.

        Like others in the hospital industry, we have experienced large provisions for bad debts, totaling $5.8 million or 4.6% of total net patient revenue for fiscal 2008, due to a growth in self-pay volume. Although we continue to seek ways of improving collection efforts and implementing appropriate payment plans for our services, if we experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay and other patients may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. The principal collection risks for our accounts receivable include uninsured patient accounts and to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding. The amount of our provision for doubtful accounts is based upon our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. If we continue to experience significant levels of uninsured and underinsured patients, and bad debt expenses, our results of operations could be negatively impacted.

Because we are obligated to provide care in certain circumstances regardless of whether we will get paid for providing such care, if the number of uninsured patients treated at our hospitals increases, our results of operations may be harmed.

        In accordance with our Code of Business Conduct and Ethics, as well as EMTALA, we provide a medical screening examination to any individual who comes to our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of their ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical examination and treatment as is required in order to stabilize the patient's medical condition, within the facility's capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital's written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be negatively impacted.

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

        Pursuant to the amended senior credit facility agreement entered into on May 15, 2008, we are subject to certain financial covenants including a maximum senior debt/EBITDA ratio and a minimum fixed charge coverage ratio, including the pre-acquisition results of any acquired entities. Until we achieve a lower financial leverage, such requirements could impede our future acquisition strategy.

We operate in a highly competitive market; increased competition could adversely affect our revenues.

        A number of factors affect our HMO membership levels and patient census at our hospitals. Both the IPA and the hospital industry are highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients, which competition has continued to intensify in recent years. Our hospitals face competition from hospitals inside and outside of their primary service areas, including hospitals that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services that we provide.

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

        The managed care industry is also highly competitive and is subject to continuing changes in the ways in which services are provided and providers are selected and paid. We are subject to significant competition with respect to physicians affiliating with our affiliated physician organizations. Some of our competitors have substantially greater financial, technical, managerial, marketing and other resources and experience than we do and, as a result, may compete more effectively than we can. Companies in other health care industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. We may not be able to continue to compete effectively in this industry. Additional competitors may enter our markets and this increased competition may have an adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

        Failure to comply with federal and state regulations could result in substantial penalties and changes in business operations. Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records. We and our affiliated physician organizations are subject to numerous federal and state statutes and regulations that are applicable to health care organizations and businesses generally, including the corporate practice of medicine prohibition, federal and state anti-kickback laws and federal and state laws regarding the use and disclosure of patient health information. If our business operations are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, and increased legal expenses, we may be required to make costly changes to our business operations, and we may be excluded from government reimbursement programs. The laws and regulations that we and our affiliated physician organizations are subject to are complex and subject to varying interpretations. Any action against us or our affiliated physician organizations for violation of these laws or regulations, even if we successfully defended against it, could cause us to incur significant legal expenses and divert management's attention from the operation of our business. All of these consequences could have the effect of reducing our revenues, increasing our costs, decreasing our profitability and curtailing our growth. For a more detailed discussion of the various federal and state regulations to which we are subject, see Item 1, "Business—Regulation." Although we believe that we are in compliance with all applicable laws and regulations, if we fail to comply with any such laws or regulations, we could suffer civil or criminal penalties, including the loss of licenses to operate our facilities. We could also become unable to participate in Medicare, Medi-Cal, and other federal and state health care programs that significantly contribute to our revenue.

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

        Unless an exception applies, the portion of the Social Security Act commonly known as the "Stark law" prohibits physicians from referring Medicare or Medi-Cal patients to providers of enumerated "designated health services" with whom the physician or a member of the physician's immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be "self referrals" due to the physician's financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient's care.

        Companies in the hospital industry are subject to Medicare and Medi-Cal anti-fraud and abuse provisions, known as the "anti-kickback statute." As a company in the hospital industry, we are subject to the anti-kickback statute, which prohibits some business practices and relationships related to items or services reimbursable under Medicare, Medi-Cal and other federal healthcare programs. For example, the anti-kickback statute prohibits hospitals from paying or receiving remuneration to induce or arrange for the referral of patients or purchase of items or services covered by a federal or state healthcare program. If regulatory authorities determine that any of our hospitals' arrangements violate the anti-kickback statute, we could be subject to liabilities under the Social Security Act, including:

  •
  criminal penalties;

  •
  civil monetary penalties; and/or

  •
  exclusion from participation in Medicare, Medi-Cal or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals profitably.

        We systematically review all of our operations on an ongoing basis and believe that we are in compliance with the Stark law and similar state statutes. When evaluating strategic joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the relationships in full compliance with their provisions. We also maintain a company-wide compliance program in order to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare or Medi-Cal programs. The imposition of any such penalties could harm our business.

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

Future reforms in healthcare legislation and regulation could reduce our revenues and profitability.

        On November 4, 2008, Barack Obama was elected as the next President of the United States. Although it is premature to speculate on specific legislation, as reflected on their campaign website, www.BarackObama.com, President-elect Obama supports multiple proposals for healthcare reform. The proposals include an expansion of health insurance coverage by (a) expanding the coverage of Medi-Cal and the State Children's Health Insurance Program (SCHIP), (b) requiring that all children have health insurance and (c) requiring that large employers offer health insurance coverage or contribute to the cost of such coverage. The President-elect has also expressed a desire to provide small employers or individuals without access to other public programs or employer-based coverage with the ability to enroll in a new public plan, currently referred to as the "National Health Insurance Exchange," or to choose from a range of approved private plans.

        Additionally, the President-elect has expressed a desire to (a) encourage adoption of new health information technology, (b) improve quality measurements, (c) modify payments to reward value and (d) provide more information to consumers regarding the costs and quality of healthcare services. Any changes that are implemented to achieve such goals may significantly increase our administrative costs and/or result in our receipt of lower payments for services rendered.

        Additionally, numerous other legislative initiatives have been introduced or proposed in recent years that would also result in major changes in the healthcare delivery system on a national or a state level. Among the other proposals that have been introduced are California healthcare coverage for the uninsured and price controls on hospitals. We cannot predict whether any of the President-elect's proposals, the other proposals listed above or any other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations. The costs of implementing some of these proposals could be financed, in part, by reductions in the payments made to healthcare providers under Medicare, Medi-Cal, and other government programs. Future legislation, regulations, interpretations, or other changes to the healthcare system could reduce our revenues and profitability.

If our affiliated physician organizations are not able to satisfy California Department of Managed Health Care financial solvency requirements, we could become subject to sanctions and our ability to do business in this segment in California could be limited or ended.

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

        In a case where an organization is not in compliance with any of the above criteria, the organization would be required to describe in the report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance. Further, under these regulations, the DMHC will make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event our affiliated physician organizations are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, we could be subject to sanction, or limitations on, or removal of, our ability to do business in this segment in California. Our cash-to-claims ratio at September 30, 2008, was 1.68.

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

        Although our affiliated physician organizations do not directly contract with the Centers for Medicare & Medicaid Services, or "CMS" (a federal agency within the U.S. Department of Health and Human Services), during the fiscal years ended September 30, 2008 and 2007, our affiliated physician organizations received approximately $78,512,000 and $49,771,000 or 38% and 34%, respectively, of capitation revenues from HMOs related to contracts with Medicare, Medi-Cal and other government-sponsored health care programs. Consequently, any change in the regulations, policies, practices, interpretations or statutes adversely affecting payments made to HMOs under these government-sponsored health care programs could reduce our profitability. A decline in enrollees in Medicare Advantage could also have a material adverse effect on our profitability.

If any of our hospitals lose their accreditation, such hospitals could become ineligible to receive reimbursement under Medicare or Medi-Cal.

        Our hospitals are accredited, meaning that they are properly licensed under appropriate state laws and regulations, certified under the Medicare program and accredited by The Joint Commission. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medi-Cal programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and independent review body regulations and standards. However, should any of our health care facilities lose their accredited status and thereby lose certification under the Medicare or Medi-Cal programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed. Because the requirements for accreditation are subject to modification, it may be necessary for us to effect changes in our facilities, equipment, personnel and services in order to maintain accreditation. Such changes could be expensive and could harm our results of operations.

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

        Our success depends, in large part, on the skills, experience and efforts of our senior management team and on the efforts, ability and experience of key members of our local hospital management staffs, including our Chairman and Chief Executive Officer, Sam Lee, who is also Chief Executive Officer of Alta Hospitals System; our Chief Financial Officer, Mike Heather; our President of Alta Hospitals Subsidiary, David Topper; and Jeereddi Prasad, M.D., President of our ProMed Entities. In addition to these individuals, there are a number of other critical members of management whose loss would very negatively impact our operations. If for any reason we were to lose the services of any key member of management, we would need to find and recruit a qualified replacement quickly to avoid disrupting our business and reducing our profitability and revenue growth. We compete with other companies for executive talent, and it may not be possible for us to recruit a qualified candidate on a timely basis, or at all. The loss of the services of one or more members of our senior management team or of a significant portion of our local hospital management staffs could significantly weaken our management expertise and our ability to efficiently deliver health care services, which could harm our business.

Because our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

        To date, we have developed our business within only one geographic area to take advantage of economies of scale. Due to this concentration of business in a single geographic area, we are exposed to potential losses resulting from the risk of an economic downturn in Southern California. If economic conditions deteriorate in Southern California, our enrollment, patient volumes and revenues may decline, which could significantly reduce our profitability.

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

        In the ordinary course of business, we may be subject to medical malpractice lawsuits and other legal actions arising from our operations. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these potential claims in amounts above our self-insured retention level that we believe to be appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Furthermore, insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. Also, one or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms. Our subsidiary hospitals are subject to medical malpractice lawsuits, general liability lawsuits and other legal actions. We believe, based on our past experience and actuarial estimates, that our insurance coverage is sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed.

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

        We carry a policy of managed care errors and omissions insurance, in amounts management deems appropriate, based upon historical claims and the nature and risk of our business. In addition, each of the independent physicians that contract with our affiliated physician organizations is required to maintain professional liability insurance coverage of the physician and of each employee, servant and agent of the physician. Nevertheless, there are exclusions and exceptions to coverage under each insurance policy that may make coverage for any claim unavailable, future claims could exceed the limits of available insurance coverage, existing insurers could become insolvent and fail to meet their obligations to provide coverage for such claims, and such coverage may not always be available or available with sufficient limits and at reasonable cost to adequately and economically insure us and our affiliated physician organizations' operations in the future. A malpractice or an errors and omissions judgment against us or any of our affiliated physician organizations could materially increase our costs and reduce our profitability.

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations, which could decrease the market value of our common stock.

        Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. Our quarterly results of operations may fluctuate for a number of reasons. Our annual and interim financial statements contain accruals that are calculated quarterly for estimates of incentive payments to be made by the HMOs to our affiliated physician organizations based upon hospital utilization or other factors. Quarterly results have in the past, and will in the future, be affected by adjustments to such estimates. We are subject to quarterly variations in our medical expenses due to fluctuations in patient utilization, legislative and regulatory developments, general economic conditions, CMS risk adjustment calculations, and the capitated nature of our revenues. Our financial statements also include estimates of costs for covered medical benefits incurred by enrollees, which costs have not yet been reported by the providers (incurred but not reported claims). While these estimates are based on information available to us at the time of calculation, actual costs may differ from our estimates of such amounts. If the actual costs differ significantly from the amounts we have estimated, adjustments will be required and quarterly results may be affected. Quarterly results may also be affected by movements of HMO members from one HMO to another, particularly during periods of open enrollment for HMOs. Additionally, the completion of acquisitions causes fluctuations in our quarterly results, as results of the acquired entities are consolidated with our results for periods following the acquisitions. These factors can make our quarterly results not directly comparable to the results in corresponding quarters of other years, making it difficult to predict our future results of operations. As a result, our results of operations may fluctuate significantly from period to period, which could decrease the value of our common stock.

If we are not able to develop or sustain an active trading market for our common stock, it may be difficult for stockholders to dispose of their common stock.

        Our common stock has never experienced significant trading volume. Limited and sporadic trading occurred on the OTC Bulletin Board from 1996 to 1999. Trading of our common stock on the American Stock Exchange (now NYSE Alternext US) began on May 11, 2005. It is uncertain whether we will be able to continue to meet the requirements for listing on the NYSE Alternext US, or an alternative exchange or market, or that an active trading market for our common stock will develop. If we do not maintain our NYSE Alternext US listing or listing on another exchange or market and an active market in our common stock does not develop, it will be more difficult for stockholders to dispose of their common stock and could diminish significantly the market value of our common stock.

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

        If we do not maintain the NYSE Alternext US listing for our common stock or a listing of our common stock on another national securities exchange, and if the trading price of our common stock is less than $5.00 per share, our common stock will become subject to the SEC's penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.

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

Changes in the fair market value of our interest rate swap arrangements are included in earnings. These amounts are unpredictable and likely to be significant.

        Our derivative instruments are comprised of two interest rate swap agreements which were entered into on May 16, 2007 in conjunction with the ProMed Acquisition and on September 5, 2007 in conjunction with the Alta Acquisition. The interest rate swap instruments were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the May 2007 instrument being December 31, 2007 and the effective date of the September 2007 instrument being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to other expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, we elected to discontinue hedge accounting. As such, changes in the fair value of the interest rate swaps after March 31, 2008 are included in earnings. These amounts are unpredictable and likely to be significant. Total net gain on the interest rate swaps included in earnings for the fiscal year ended September 30, 2008 approximately $3,096,000, as compared to net loss of approximately $868,000 for the year ended September 30, 2007.

We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

  •
  any requirement to restate financial results in the event of inappropriate application of accounting principles;

  •
  a significant failure of our internal control over financial reporting;

  •
  failure of our prevention and control systems related to employee compliance with internal polices, including data security;

  •
  failure to protect our proprietary information; and

  •
  failure of our corporate governance policies or procedures.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

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

        In addition, we, or our affiliated physician organizations, currently lease space for administrative and medical offices, some of which is shared space, as follows:

Medical or Independent Practice Association Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Group(1)	Santa Ana, CA	Shares space with Prospect Medical Systems	5 years; 2010	$47,518

Administrative Offices

			Lease Term; Renewal	Current Monthly Rent
Prospect Medical Systems, Inc(5).	Santa Ana, CA	Warehouse/storage space	5 years; 2009	$17,762
Prospect Medical Holdings(3)	Los Angeles, CA	Shares office space with Alta Hospitals System LLC	7 years; 2015	$25,039
Prospect Medical Holdings(6)	Culver City, CA	Office space	7 years; 2012	$5,656
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2010	$47,518
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2011	$21,600
ProMed Health Care Administrators, Inc.	Ontario, CA	Office space shared with Pomona Valley Medical Group and Upland Medical Group	10 years; 2014	$39,305
ProMed Health Care Administrators, Inc.	Ontario, CA	Storage Space	Month-to-month	$1,210
Alta Hospitals System, LLC(3)	Los Angeles, CA	Shares office space with Prospect Medical Holdings	7 years; 2015	$25,039
Alta Hospitals System, LLC(4)	Los Angeles, CA	Office space	5 years; 2010	$9,454
Alta Hospitals System, LLC	Bellflower, CA	Office space	6 years; 2011	$13,352
Norwalk Community Hospital	Norwalk, CA	Medical office space	3 years; 2009	$907

(1)
Prospect Medical Group includes all affiliated physician organizations that are wholly-owned subsidiaries of Prospect Medical Group.

(2)
On May 10, 2004, Prospect Medical Systems executed a Seventh Addendum to its office lease that provided for an increase in space of 5,298 square feet effective July 1, 2004, at which date, the base rent increased to $39,951. Since then, the base rent has increased to currently $47,518.

  We leased additional space in July, 2006 adjacent to the Santa Ana facilities for approximately 12,015 square feet. The lease agreement term is for 60 months, through 2011, with starting monthly lease payments of approximately $20,400.

(3)
On May 7, 2008, Alta Hospitals System, LLC executed a new lease for approximately 7,154 square feet of office space that is shared with Prospect Medical Holdings. The lease agreement term is for 84 months through 2015 with starting monthly lease payments of approximately $25,039.

(4)
Alta Hospitals System, LLC executed a sublease agreement effective August 1, 2008 for the remainder of the original lease. The monthly lease payments are approximately $10,205.

(5)
We do not intend to renew this lease at its expiration.

(6)
Prospect Medical Holdings, Inc. executed a sublease agreement effective November 1, 2008 for the remainder of the original lease. The monthly lease payments are approximately $6,029.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Our 2008 annual meeting was held on August 13, 2008. The stockholders took the following actions at the meeting:

          1.     Elected Catherine S. Dickson, David Levinsohn, Kenneth Schwartz, Joel S. Kanter, Gene Burleson, and Jeereddi Prasad, M.D. to the company's Board of Directors. Ms. Dickson was elected by the vote of 5,826,471 shares in favor and 3,163,034 withheld and no broker non-votes. Mr. Levinsohn was elected by the vote of 7,154,848 shares in favor and 1,834,657 withheld and no broker non-votes. Mr. Schwartz was elected by the vote of 6,211,905 shares in favor and 2,777,600 withheld and no broker non-votes. Mr. Kanter was elected by the vote of 5,804,456 shares in favor and 3,185,049 withheld and no broker non-votes. Mr. Burleson was elected by the vote of 6,212,530 shares in favor and 2,776,975 withheld and no broker non-votes. Dr. Prasad was elected by the vote of 8,485,499 shares in favor and 504,006 withheld and no broker non-votes. (Samuel S. Lee and Glenn R. Robson were designated and elected as directors by separate vote of the holder of our then outstanding Series B Preferred Stock.)

          2.     Approved the Prospect Medical Holdings, Inc. 2008 Omnibus Equity Incentive Plan by a vote of 5,390,863 in favor and 1,356,740 against, with 25,495 abstaining and 2,216,407 broker non-votes.

          3.     Ratified the selection by our Audit Committee of Ernst & Young LLP to continue as our independent certified public accountants for the fiscal year 2008 by a vote of 6,930,340 in favor and 2,042,438 against, with 16,727 abstaining and 2,216,407 broker non-votes.

          4.     Approved the issuance of shares of common stock upon conversion of our then outstanding Series B Preferred Stock and any resulting potential change of control by a vote of 4,531,640 in favor and 331,912 against, with 22,410 abstaining and 2,216,407 broker non-votes.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Common Stock.    Our common stock began trading on the American Stock Exchange, now NYSE Alternext US, under the symbol "PZZ" on May 11, 2005.

        The following table sets forth the quarterly high and low sales prices for our common stock for the last two completed fiscal years.

Date Range	High Sales Price	Low Sales Price
2007
First Quarter	$6.20	$5.50
Second Quarter	$6.25	$4.45
Third Quarter	$5.75	$3.95
Fourth Quarter	$6.05	$4.70
2008
First Quarter	$5.45	$3.65
Second Quarter(1)(2)	$4.35	$3.83
Third Quarter(1)(3)	$4.30	$2.90
Fourth Quarter	$3.50	$1.78

    (1)
    As a result of non-timely filing of our Form 10-K for the fiscal year ended September 30, 2007, the American Stock Exchange suspended trading in our common stock on January 16, 2008. After we became current in our SEC filings, the American Stock Exchange resumed trading in our common stock on June 17, 2008.

    (2)
    For the reasons stated in note (1), trading occurred during this quarter only from January 1, 2008 to January 15, 2008.

    (3)
    For the reasons stated in note (1), trading occurred during this quarter only from June 17, 2008 to June 30, 2008.

        As of December 12, 2008, we had approximately 386 record owners and approximately 390 beneficial owners of our common stock.

         Dividends.    We have not paid any cash dividends on our common stock in the past and do not plan to do so in the near future. Under our credit facilities, we are prohibited from declaring or paying any dividends or distributions of earnings to our stockholders.

         Equity Compensation Plan Information.    See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read together with the accompanying Consolidated Financial Statements and related notes included in this filing. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this filing.

Executive Overview

  General Operations

        We are a Southern California health care company that has historically provided management and administrative services to affiliated physician organizations that have entered into agreements with HMOs to provide medical care to HMO enrollees (approximately 194,000 as of September 30, 2008) in Orange, Los Angeles and San Bernardino counties.

        Following our August 8, 2007 acquisition of Alta Healthcare System, Inc., we own and operate four community-based acute care hospitals in Southern California. As such, our operations are now organized into three reportable segments: IPA Management, Hospital Services and Corporate.

  Highlights of Performance (Year ended September 30, 2008 as compared to 2007)

  Continuing Operations

  IPA Management

  •
  The core member months, the total of all months that each member was covered, decreased by approximately 12.1% compared to the prior year.

  •
  Revenue increased by approximately 38.0% compared to the prior year.

  •
  The medical cost ratio, the metric used to measure the medical costs as a percentage of managed care revenues, decreased to 78.3% from 81.4% compared to the prior year.

  •
  General and administrative expenses increased by approximately 22.8% compared to the prior year.

  •
  Operating income from continuing operations was approximately $13.2 million compared to an operating loss from continuing operations of $24.1 million.

  Hospital Services

  •
  Net inpatient revenues per patient admission and per patient day were approximately $8,301 and $1,348 for fiscal 2008 compared to $7,434 and $1,320, for the period August 8, 2007 through September 30, 2007, respectively.

  •
  Net outpatient revenues per visit were approximately $389 for fiscal 2008 compared to $471 for the period August 8, 2007 through September 30, 2007.

  •
  Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily attributable to MediCare and Medi-Cal, were approximately $214,000 for fiscal 2008 compared to approximately $53,000 for the period August 8, 2007 through September 30, 2007.

  •
  General and administrative expenses were approximately $12.5 million for fiscal 2008 compared to $1.4 million for the period August 8, 2007 through September 30, 2007.

  •
  Operating income was approximately $25.6 million for fiscal 2008 compared to an operating income of $2.8 million for the period August 8, 2007 through September 30, 2007.

  Corporate

  •
  Loss on extinguishment of debt amounted to approximately $8.3 million, during the year ended September 30, 2008

  •
  Gain on interest rate swap arrangements of approximately $3.1 million was recorded in the fiscal year ended September 30, 2008 compared to a loss of approximately $868,000 in the prior year.

  •
  Operating loss from continuing operations before income taxes of approximately $15.1 million for the year ended September 30, 2008, compared to an operating loss from continuing operations of approximately $6.2 million in the prior year.

  Consolidated

  •
  Basic and diluted loss per share from continuing operations was $0.68, compared to loss per share of $2.90 in the prior year.

  •
  Total cash and cash equivalents increased by approximately $11.5 million, or 52% compared to the prior year.

  •
  Total bank debt decreased to $144,021,000 compared to $146,750,000 in the prior year.

  Discontinued Operations

  •
  Net income from discontinued operations was approximately $6.2 million or $0.48 per share as compared to net loss of approximately $10.0 million or $1.18 per diluted share, due to gain recorded from the sale of the AV Entities of approximately $6.6 million, net of tax.

        We consider the following economic or industry-wide factors relevant to our business:

  •
  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which was signed into law on December 8, 2003 and made significant changes to the Medicare program, particularly by increasing drug reimbursement rates, appears to be providing further motivation for HMOs to recruit senior enrollees. Senior enrollees have traditionally been our most profitable enrollee category.

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

        With our acquisition of Alta, we have augmented our business strategy with the addition of our Hospital Services segment, addressing an increasing need to provide both IPA and hospital services to our HMO customers. Our business strategy, post-Alta, provides for continued growth in both of our business segments.

        In the short term, should we fail to identify suitable acquisition candidates and consummate the acquisitions, this will negatively impact our growth. Over the long term, should we be unable to successfully integrate acquisitions into our business, thereby losing portions of the value anticipated from the acquisitions, or should we consummate acquisitions that turn out to be unsuitable or unprofitable, our earnings and asset values would be diminished.

  Operating Revenues

  IPA Management

        Approximately 99% of our fiscal 2008 IPA Management revenues were from capitation payments made each month by HMOs to our affiliated physician organizations, for HMO enrollees who have chosen or been assigned to one of our affiliated physician organizations, to provide for their professional medical care. The predominant method of receiving our capitation payments is by a ready funds wire into the accounts of our affiliated physician organizations, generally between the 10th and 25th day of each month.

        Because substantially all of our revenue is received under capitated, or fixed rate per-member-per-month contracts, we are exposed to the risk of higher care utilization, and therefore costs, without any ability to seek additional reimbursement from the HMOs, other than during future contract renewal negotiations with the HMOs.

        Additionally, for Medicare enrollees, which accounted for approximately 40% and 37% of our fiscal 2008 and 2007 IPA revenues, respectively, we are subject to retroactive revenue per member adjustments once CMS has processed health status information for each Medicare enrollee. These retroactive adjustments have historically been significant. Since the adjustments typically occur in the same fiscal year as services are rendered, annual revenue is not significantly impacted by these adjustments. However, the adjustments create volatility in the results from year to year and quarter to quarter. In fiscal 2008 and 2007, these retroactive adjustments increased fourth quarter capitation revenue by approximately $1.6 million and $1.5 million, respectively.

        We receive consulting fees from Brotman Medical Center (in which we have a minority interest), and from our partner in the AMVI/Prospect joint venture. The fee is either a fixed percentage of revenue or a fixed per-member-per-month payment.

        For the year ended September 30, 2008, as compared to 2007, we experienced a 38% increase in IPA Management revenues, primarily due to the ProMed acquisition in June 2007. This increase was offset by a decline in enrollment and decrease in hospital risk pool revenue.

  Hospital Services

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others in the period in which services are rendered. We have agreements with third-party payers, including Medicare, Medi-Cal, managed care and other insurance programs that provide for payments to us at amounts different from our established rates. These payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances are based upon the payment terms specified in the related contractual agreements. We are also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. We accrue for amounts that we believe may ultimately be due to or from the third party payers. Normal estimation differences between final settlements and amounts accrued in previous years are reported as changes in estimates in the current year. A majority of our patient service revenues are reimbursed by the Medicare and Medi-Cal programs. For fiscal 2008, approximately 52.4%, 40.6%, 1.6% and 3.7% of our Hospital services revenue was from Medicare, Medi-Cal, self pay and private insurers, respectively, compared to 37.6%, 51.7%, 5.2% and 3.3% for the period August 8, 2007 through September 30, 2007.

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

        Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medi-Cal, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts, thereby, increasing our provision for doubtful accounts and charity care provided.

        For fiscal 2008, approximately 93.3% and 5.3% of our Hospital services revenue was from Inpatient and Outpatient, respectively, compared to approximately 91.1% and 6.8% for the period August 8, 2007 through September 30, 2007.

  Operating Expenses

  IPA Management

        Operating expenses of our IPA Management segment include (a) monthly sub-capitation and fee-for-service payments to primary care physicians, specialist physicians and ancillary service providers, who have executed contracts with our affiliated physician organizations, and (b) fee-for-service payments to physicians who provide care for our patients and do not have a contract with our affiliated physician organizations. Our medical expenses also include an estimate of claims that have been incurred but not reported ("IBNR") to us.

        While substantially all of our revenue is received under capitated, or fixed rate per member per month contracts, where we have virtually no ability to earn additional compensation for higher care utilization, only a portion of the related medical expenses are provided under capitated, or fixed rate per member per month contracts with our providers. Where our providers are reimbursed on a fee-for-service basis, we have no ability to share the risk of adverse utilization with others. During fiscal 2008 and 2007, approximately 47.9% and 45.7% of our medical expenses were incurred under capitated or fixed rate contracts, respectively.

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

  Corporate

        General and administrative expenses of Corporate represents expenses incurred in Prospect Medical Holdings, Inc. (the "Parent Entity"), which were not allocated to the reporting segments. These include salaries, benefits and other compensation for our corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC filings, and Sarbanes-Oxley assessment and compliance activities. We also do not allocate interest expense, debt extinguishment loss and gain or loss on interest rate swaps to the other reporting segments.

  Cash Flow

        Prior to the August 8, 2007 acquisition of Alta, our primary source of cash was derived from HMO capitation payments to our affiliated physician organizations. While substantially all of our IPA revenue in fiscal 2008 is received under capitated contracts, only a portion of the related medical expenses are provided under capitated contracts. This leaves us in the position that, if medical care utilization and costs run higher than expected, we do not have any ability to earn additional revenue, and our net income, cash flows and financial position would be negatively impacted. Because our capitation payments are received between the 10th and the 25th day of each month, and a substantial portion of our expenses are paid in arrears, we tend to accumulate cash. Our primary use of cash is to pay medical expenses and fund acquisitions.

        In contrast, our Hospital Services segment provides medical care and receives payments generally between 30 and 90 days thereafter, although some billings may not be ultimately resolved for several months and in some cases one year or more. We also receive a portion of our payments from Medicare through a retrospective audit and settlement process which can take two to three years. In addition, we historically receive additional payments under the Medi-Cal disproportionate share program in the form of lump sum payments. These payments are made periodically throughout the year with the last payments received early in the following year.

        In order to complete acquisitions and fund our growth, we have, from time to time, borrowed money from commercial banks and other sources, and sold shares in our company.

        We finance our acquisitions primarily through borrowings. In June 2007, we entered into a new three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities. The Bank of America facility totaled $53,000,000, and was comprised of a $48,000,000 variable rate term loan, and a $5,000,000 revolver. In August 2007, all amounts outstanding under the $53,000,000 Bank of America credit facility ($48,000,000) were repaid with proceeds from a $155,000,000 syndicated senior secured credit facility agented by Bank of America in connection with the acquisition of Alta Healthcare System, Inc. See "Liquidity and Capital Resources—Credit Facilities" below.

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

  Consolidation of Financial Statements

        As discussed further in Note 2 to our Consolidated Financial Statements, under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under EITF Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" issued by the Emerging Issues Task Force of the Financial Accounting Standards Board because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through an assignable option agreement, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. We have also concluded that under Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46) we are required to consolidate our affiliated physician organizations. The operations of our affiliated physician organizations have a significant impact on our financial statements. All inter-company accounts and balances have been eliminated in consolidation.

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

        Variability in capitation revenue increased beginning in calendar 2004, when Medicare began a four-year phase-in of a revised capitation model referred to as "Risk Adjustment." Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS based on the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in our fourth fiscal quarter) after the final data has been processed by CMS. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded approximately $1.6 million and $1.5 million increase in capitation revenue in the fourth quarter of fiscal 2008 and 2007, respectively, for risk adjustment factors.

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

  Hospital Services

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others in the period in which services are rendered. A summary of the payment arrangements with major third-party payers follows:

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

          Managed Care: We also receive payment from certain commercial insurance carriers, health maintenance organizations ("HMOs"), and preferred provider organizations ("PPOs"), though generally do not enter into contracts with these entities. The basis for payment under these agreements includes our standard charges for services.

          Self Pay: Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital's indigent and charity care policy.

        Timely billing and collection of receivables from third-party payers and patients is critical to our operating performance. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions for contractual allowances are made using the most accurate information available. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient's responsibility, primarily co-payments and deductibles. Payments for services may also be denied due to issues over patient eligibility for medical coverage, our ability to demonstrate medical necessity for services rendered and payer authorization for hospitalization. We estimate provisions for doubtful accounts based on general factors such as payer mix, the age of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to allowances for contractual discounts and bad debts as warranted.

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

        The following table presents the components of the change in accrued medical claims for the two years ended September 30, 2008:

	Year Ended September 30
	2008	2007
IBNR at Beginning of Year	$21,405,960	$10,130,000
IBNR Acquired in Business Combinations	—	6,537,525

Health Care Claims Expense Incurred During the Year:
Related to Current Year	79,173,614	63,242,404
Related to Prior Year	(1,995,586)	(153,740)

Total Incurred	77,178,028	63,088,664

Health Care Claims Paid During the Year
Related to Current Year	(59,632,614)	(48,517,516)
Related to Prior Year	(18,470,994)	(9,832,713)

Total Paid	(78,103,608)	(58,350,229)

IBNR at End of Year	$20,480,380	$21,405,960

    Amounts exclude charges in medical claims and benefits payable related to the AV Entities which are reported in discontinued operations.

        Acquisition balances represent medical claims liabilities of acquired entities as of the applicable purchase date. Our strategy of growth by acquisition increases the complexity and variability already inherent in our claims estimation process. Our business in general, and this area of our business in particular, is subject to uncertainty as to the outcome and estimation of medical claims, which uncertainty is additionally impacted by our acquiring and integrating businesses previously not operated by us. Following an acquisition, we ensure that the IBNR methodology and calculations for the acquired business are consistent with our own methodology and calculations. Our IBNR models consider claims payment data for the current month and the prior 24 months. During the 25-month period following our acquisition and to the extent that the prior owners' experience and management of medical expenses was different from ours, actual experience under our management and contracting will be reflected in the IBNR calculations. We attempt to be consistently conservative in reserving for known and anticipated medical claims liabilities. This requires additional emphasis for recently acquired businesses.

        A negative amount reported for health care claims expense incurred related to prior years, results from claims being ultimately settled for amounts less than originally estimated (a favorable development). A positive amount results from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development). In each of the years ended September 30, 2008 and 2007, we experienced favorable change in estimates related to prior years' claims. The favorable changes reflect provisions for adverse deviation based on historical experience, which is consistently maintained.

        We believe that the amount of our accrued medical claims is adequate to cover our ultimate liability for incurred claims; however, actual claims payments may differ from our estimate. Assuming a hypothetic 1% variance in our estimate of accrued medical claims, our pre-tax profit or loss from continuing operations for the years ended September 30, 2008 and 2007, would increase or decrease by approximately $205,000 and $214,000, respectively.

        Through September 30, 2008, the $1,995,586 changes in estimate related to IBNR as of September 30, 2007 represented approximately 9.3% of the IBNR balance as of September 30, 2007, approximately 2.6% of claims expense and, after consideration of tax effect, approximately 6.2% of net loss from continuing operations for the year then ended.

        Past fluctuations in the IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Annual IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at fiscal year end.

        The following tables reflect (i) the change in estimated claims liability as of September 30, 2008 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in estimated claims liability as of September 30, 2008 that would have resulted had we changed our trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., for the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$4,198,000
(2)%	$2,798,000
(1)%	$1,399,000
1%	$(1,399,000)
2%	$(2,798,000)
3%	$(4,198,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(788,000)
(2)%	$(525,000)
(1)%	$(263,000)
1%	$263,000
2%	$525,000
3%	$788,000

        In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments. Since we record these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, we also record the discretionary physician bonuses in the same period. In fiscal 2008 and 2007, we recorded discretionary incentive payments to providers totaling approximately $3,596,000 and $421,000, respectively. Since incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

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

        Long-lived assets, including property, improvements and equipment and amortizable intangibles, are evaluated for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts.

        In accordance with SFAS No. 142, we performed our annual goodwill impairment analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other reporting units. For the IPA Management segment, we have determined that ProMed individually and Prospect (which includes all the other affiliated physician organizations) each represent a reporting unit, based on operational characteristics. The ProMed entities are geographically and managerially their own reporting unit. For the Hospital Services segment, the reporting unit for the annual goodwill impairment analysis was determined to be at the segment level.

        During the fourth quarter of fiscal 2007, we identified triggering events which caused us to reassess goodwill and identifiable intangibles for impairment in the Prospect reporting unit within the IPA Management segment. During the fourth quarter of fiscal 2007, we experienced a significant decline in enrollment representing approximately 50% of the total enrollment decline for the entire fiscal year 2007. This membership decline was attributed to increased competitive pressures that materialized into an accelerated decline in enrollment versus prior periods. In addition, we experienced a significant increase in medical expenses (primarily claims) and outside professional fees. As a result of these analyses, the goodwill and identifiable intangibles in the Prospect reporting unit were determined to be impaired, as the fair value of the reporting unit was less than the carrying value of the reporting unit including goodwill and identifiable intangibles. The impairment was also indicated by the reporting unit's negative operating cash flow expectations for fiscal 2008 and 2009. As a result, we recorded a non-cash, pre-tax goodwill impairment charge of $26.7 million and a non-cash, pre-tax intangibles impairment charge of $776,000 in the fourth quarter of fiscal 2007, related to continuing IPA Management operations.

        Our impairment test at September 30, 2008 resulted in no impairment charges

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

  Acquisitions

        During the three years ended September 30, 2008, we completed several business combinations. These business combinations were all accounted for using the purchase method of accounting, and accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities, based on estimated fair values determined using independent appraisals where appropriate. The excess of purchase price over the net tangible assets acquired was allocated to goodwill and other intangible assets.

        We have historically funded our acquisition program with debt, the sale of our common stock, and cash flow from operations. The assets that we and our affiliated physician organizations have acquired have been largely goodwill and intangible assets. The acquisition of physician organizations consists primarily of HMO contracts, primary care and specialist physician contracts and the right to manage each physician organization through a management services agreement. The physician organizations we acquire generally do not have significant tangible net equity; therefore, our acquired assets are predominantly goodwill. The acquisition of hospital operations consists primarily of trade names, covenants-not-to-compete and property, improvements and equipment.

        The following table summarizes all business combinations for the five years ended September 30, 2008.

Business Combinations	Effective Date	Purchase Price	Location
Prospect NWOC Medical Group, Inc.	February 1, 2004	$2,000,000	North Orange County
StarCare Medical Group, Inc. APAC Medical Group, Inc. Pinnacle Health Resources	February 1, 2004	$8,500,000	North Orange County
Genesis HealthCare of Southern California	November 1, 2005	$8,000,000	Central Orange County
ProMed Entities	June 1, 2007	$48,392,000	San Bernardino County
Alta Healthcare System, Inc,.	August 8, 2007	$154,935,000	Los Angeles County

        The intangible assets we acquire in our acquisitions include cash, HMO and provider contracts, trade names, covenants not-to-compete and customer relationships. We typically require that our acquisition targets have cash or a combination of cash and current assets equal to current liabilities, and positive tangible net worth. As discussed above, in fiscal 2007, all goodwill and intangible assets were written off except those related to the ProMed Entities and Alta.

  Divestitures

        On August 1, 2008, we completed the sale of all of the outstanding stock of Sierra Medical Management, Inc. ("SMM"), a management subsidiary and the sale of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., each of which is an independent practice association (collectively with SMM, the "AV Entities") for total cash consideration of $8,000,000. As required by the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the AV Entities and their operations have been presented in the accompanying Consolidated Financial Statements as discontinued operations for all periods presented. All references to operating results reflect the ongoing operations of the company, excluding the AV Entities, unless otherwise noted.

  Enrollment

        The following table presents our enrollment, inclusive of Medi-Cal lives we manage for the AMVI/Prospect Health Network joint venture, as of September 30, 2008 and 2007, and the percentage change in enrollment between these dates:

	2008	2007	% Change
Commercial	144,700	169,700	-15%
Medicare	21,900	22,600	-3%
Medi-Cal	27,400	28,500	-4%

Total	194,000	220,800	-12%

    Note: Enrollment associated with the AV Entities, which was excluded from the above disclosures, was zero at September 30, 2008 and approximately 20,000 at September 30, 2007.

  Results of Operations

  IPA Management Segment

        The following tables summarize our net operating revenue, operating expenses and operating income (loss) from continuing IPA Management operations and are used in the discussions below for the years ended September 30, 2008 and 2007. Effective August 1, 2008, we sold the AV Entities' operations. The operating results of these operations, as well as the gain resulting from the divestiture, are reflected as "(loss) income from discontinued operations, net of income taxes" and are excluded from the disclosures below for each period presented.

	Year Ended September 30
	2008	2007	Increase (Decrease)%
Managed care revenues:
Capitation revenue	$200,716,947	$144,896,040	$55,820,907	38.5%
Management fees	553,040	697,101	(144,061)	(20.7)%
Other operating revenue	1,573,734	1,382,828	190,906	13.8%

Total managed care revenues	202,843,721	146,975,969	55,867,752	38.0%

Managed care cost of revenues:
PCP capitation	36,715,082	28,426,946	8,288,136	29.2%
Specialists capitation	42,405,524	26,220,289	16,185,235	61.7%
Claims expense	77,178,028	63,088,664	14,089,364	22.3%
Physician salaries	4,545,667	731,411	3,814,256	521.5%
Other cost of revenues	(1,936,989)	1,189,554	(3,126,543)	(262.8)%

Total managed care cost of revenues	158,907,312	119,656,864	39,250,448	32.8%

Gross margin	43,936,409	27,319,105	16,617,304	60.8%
General and administrative	29,847,762	24,307,087	5,540,675	22.8%
Depreciation and amortization	3,478,755	2,297,805	1,180,950	51.4%
Impairment of goodwill and intangibles	—	27,512,420	(27,512,420)	(100.0)%

Total non-medical expenses	33,326,517	54,117,312	(20,790,795)	(38.4)%
Income from unconsolidated joint venture	2,562,839	2,663,544	(100,705)	(3.8)%

Operating income (loss)	$13,172,731	$(24,134,662)	$37,307,393	154.6%

Medical cost ratios	78.3%	81.4%

Capitation Revenue

        Capitation revenue for the year ended September 30, 2008 was approximately $200,717,000, representing an increase of approximately $55,821,000, or 38.5% from capitation revenue for the year ended September 30, 2007, of approximately $144,896,000.

        The increase was due primarily to the ProMed Acquisition on June 1, 2007, which contributed approximately $60,753,000 in increased capitation revenue during fiscal 2008, as compared to fiscal 2007. Exclusive of the ProMed Acquisition, capitation revenue within Prospect IPA Management operations decreased by approximately $4,932,000 or 4.3% from the year ended September 30, 2007. The decrease is comprised of two main factors: (i) effective January 1, 2007, the Medi-Cal and Healthy Family enrollees under the CalOPTIMA contract were reassigned from the AMVI/Prospect Joint Venture directly to Prospect Medical Group. As a result, revenues and service costs related to these enrollees, who were previously included in income from unconsolidated joint venture (see below), are reported as capitation revenue and managed care cost of revenue, respectively, beginning January 1, 2007. This change in reporting accounted for approximately $6,176,000 of the increase in revenue in fiscal 2008 as compared to fiscal 2007, and (ii) decrease in membership months offset by increase in capitation rates, which contributed to approximately $6,176,000 in net decreased capitation.

        Additionally, we received and recorded as a positive adjustment to revenue, approximately $1,560,000 in the fourth quarter of fiscal 2008 from HMOs for risk adjustment factors, compared to positive capitation revenue adjustments of $1,528,000 in the fourth quarter of fiscal 2007. Since this revenue could not previously be estimated by us, we recorded it upon receipt.

Management Fee Revenue

        Management fee revenue for the year ended September 30, 2008 was approximately $553,000, representing a decrease of approximately $144,000 or 20.7% from management fee revenue for the year ended September 30, 2007, of approximately $697,000.

        The decrease was primarily the result of the termination of a portion of our joint venture management contract related to CalOPTIMA, Medi-Cal and Healthy Family enrollees who, beginning on January 1, 2007 are assigned directly to the joint venture partners and are no longer administered under the joint venture, and an amendment to the Brotman Medical Center advisory contract which reduced our IPA management involvement and the related fee.

Other Operating Revenue

        Other operating revenue for the year ended September 30, 2008 was approximately $1,574,000, representing an increase of approximately $191,000 or 13.8% from other operating revenue for the year ended September 30, 2007, of approximately $1,383,000.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The increase in other operating revenue during fiscal 2008 was primarily the result of timing of receipt of these incentives from our contracted Health Plans.

PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for the year ended September 30, 2008 was approximately $36,715,000 representing an increase of approximately $8,288,000 or 29.2% over PCP capitation expense for the year ended September 30, 2007, of approximately $28,427,000.

        The increase was due primarily to the ProMed Acquisition on June 1, 2007, which contributed approximately $10,535,000 in increased PCP capitation expense during fiscal 2008, as compared to fiscal 2007. Exclusive of the ProMed Acquisition, PCP specialist capitation expense within Prospect IPA Management operations decreased by approximately $2,247,000 or 9.8% from the year ended September 30, 2007. The decrease is comprised of two main factors: (i) higher capitation rates on our IPA business, exclusive of acquisitions, increased Prospect PCP capitation expense by approximately $645,000 during the fiscal 2008 as compared to fiscal 2007 and (ii) member months declines related to our IPA operations, reduced Prospect PCP capitation expense by approximately $2,892,000 during fiscal 2008, as compared to fiscal 2007.

Specialist Capitation Expense

        Specialist capitation expense for the year ended September 30, 2008 was approximately $42,406,000, representing an increase of $16,185,000 or 61.7% over specialist capitation expense for year ended September 30, 2007, of $26,221,000.

        The increase was due primarily to the ProMed Acquisition on June 1, 2007, which contributed approximately $18,402,000 in increased specialist capitation expense during fiscal 2008, as compared to fiscal 2007. Exclusive of the ProMed Acquisition, specialist capitation expense within our legacy IPA Management operations decreased by approximately $2,217,000 or 12.2% from the year ended September 30, 2007. The decrease is comprised of two main factors: (i) higher capitation rates on our IPA business, increased Prospect specialist capitation expense by approximately $69,000 during fiscal 2008 as compared to fiscal 2007 and (ii) member months declines related to our IPA operations, reduced Prospect specialist capitation expense by approximately $2,286,000 during fiscal 2008, as compared to fiscal 2007.

Claims Expense

        Claims expense for the year ended September 30, 2008 was approximately $77,178,000, representing an increase of approximately $14,089,000 or 22.3% over claims expense for the year ended September 30, 2007, of approximately $63,089,000.

        The increase was due primarily to the ProMed Acquisition on June 1, 2007, which contributed approximately $14,352,000 in increased claims expense during fiscal 2008, as compared to fiscal 2007. Exclusive of the ProMed Acquisition, claims expense within our legacy IPA Management operations decreased by approximately $263,000 or 0.5% from the year ended September 30, 2007. The decrease is comprised of two main factors: (i) claims per member rates on our IPA business, exclusive of acquisitions, increased Prospect claims expense by approximately $6,246,000 during fiscal 2008 as compared to fiscal 2007 and (ii) member months declines related to our IPA business, exclusive of the acquisition, reduced Prospect claims expense by approximately $6,509,000 in fiscal 2008, as compared to fiscal 2007.

Physician Salaries Expense

        Physician salaries expense for the year ended September 30, 2008 was approximately $4,546,000, representing an increase of approximately $3,814,000 or 521.5% over physician salaries expense for the year ended September 30, 2007, of approximately $732,000.

        The increase was primarily due to two main factors: (i) physician bonus totaling approximately $3,596,000 in fiscal 2008 increased physician salaries expense by approximately $3,175,000 as compared to fiscal 2007 and (ii) the conversion of certain contracted physicians from capitation to employment basis effective during the third quarter of fiscal 2007.

Other Cost of Revenues

        Other cost of revenues for the year ended September 30, 2008 was a negative expense of approximately $1,937,000 as compared to an expense of approximately $1,190,000 for the year ended September 30, 2007. Exclusive of the ProMed Acquisition, other cost of revenue for fiscal 2008 decreased by approximately $298,000.

        The decrease in other cost of revenues during fiscal 2008 was primarily the result of the timing of reimbursements of our professional liability insurance and purchases of pharmaceutical supplies, offset by lower stop loss insurance premiums charged by one of our HMO. ProMed reported a negative expense of approximately $2,213,000 for the year ended September 30, 2008 period as compared to an expense of approximately $616,000 in the period June 1, 2007 through September 30, 2007. The negative expense in 2008 represents stop-loss recoveries, which are recorded as a reduction of other medical costs.

Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 21.7% for the year ended September 30, 2008, from 18.6% for the year ended September 30, 2007.

        Exclusive of the ProMed Acquisition, gross margin in Prospect IPA Management operations decreased to 18.7% in fiscal 2008 from 19% in fiscal 2007. The decrease in our gross margin percentage between fiscal 2008 and fiscal 2007 was primarily the result of the increasing claims cost per member per month in fiscal 2008.

General and Administrative

        General and administrative expenses were approximately $29,848,000 for the year ended September 30, 2008, representing 14.7% of total IPA Management revenues, as compared with approximately $24,307,087, or 16.5% of total IPA Management revenues, for the year ended September 30, 2007.

        Exclusive of the ProMed Acquisition, general and administrative expenses were approximately $21,046,000 in the year ended September 30, 2008, representing 19.2% of total Prospect IPA Management revenues, compared to approximately $22,377,000 in year ended September 30, 2007, representing 18.8% of total Prospect IPA Management revenues. The decrease in general and administrative expenses during fiscal 2008 primarily related to the reduction in personnel within Prospect IPA Management operations.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended September 30, 2008 increased to approximately $3,479,000 from approximately $2,297,000 for the year ended September 30, 2007. The increase of approximately $1,182,000 was primarily due to the amortization of identifiable intangible assets related to the ProMed Acquisition completed on June 1, 2007, as well as additional depreciation expense for increased capital expenditures.

Impairment of Goodwill and Intangibles

        During the fourth quarter of fiscal 2007, we determined that, as a result of significant decline in enrollment and negative operating cash flow expectations, the goodwill and identifiable intangibles within the Prospect reporting unit were impaired. As a result, we recorded a non-cash, pre-tax goodwill impairment charge of approximately $26.7 million and a non-cash, pre-tax intangibles impairment charge of $776,000 in fiscal 2007, related to the continuing IPA Management operations. An additional impairment charge of $11.3 million was included in discontinued operations in fiscal 2007.

        Our impairment test at September 30, 2008 resulted in no impairment charges

Income from Unconsolidated Joint Venture

        Income from unconsolidated joint venture for the year ended September 30, 2008 decreased to approximately $2,563,000 from approximately $2,664,000 for the year ended September 30, 2007. The decrease is not considered significant and corresponds with membership levels and costs associated with participation in the CalOptima OneCare program for Medicare/MediCal eligible beneficiaries effective January 1, 2006. Effective January 1, 2007, OneCare removed certain minimum healthcare spending requirements, improving the profitability of the program.

Operating Income (Loss)

        Our IPA Management segment reported an operating income of approximately $13,173,000 for the year ended September 30, 2008, as compared to an operating loss of approximately $24,135,000 for the year ended September 30, 2007, which increase was the result of the changes discussed above. The pre-tax operating results from the IPA Management segment include certain corporate expense allocations.

  Hospital Services Segment

        The following table summarizes the results of for our Hospital Services segment and is used in the discussions below for the year ended September 30, 2008 and the period August 8, 2007 to September 20, 2007:

	Year Ended September 30	Fifty-four day Period Ended September 30
	2008	2007
Net patient revenues:
Medicare	$66,739,583	$5,872,993
Medi-Cal	51,406,546	8,054,390
Managed care	4,700,830	518,654
Self pay	2,039,652	808,490
Other	1,805,707	328,513

Total net patient revenues	126,692,318	15,583,040

Hospital operating expenses:
Salaries, wages and benefits	60,212,511	8,015,469
Supplies	9,328,716	719,069
Provision for doubtful accounts	5,781,627	975,510
Other operating	7,918,977	910,894
Lease and rental	1,110,752	78,252

Total hospital operating expenses	84,352,583	10,699,194

General and administrative	12,481,426	1,382,151
Depreciation and amortization	4,286,366	670,772

Total non-medical expenses	16,767,792	2,052,923

Operating income	$25,571,943	$2,830,923

        The following table shows certain selected historical operating statistics for our hospitals for the year ended September 30, 2008 and the period August 8, 2007 to September 30, 2007:

	Year Ended September 30	Fifty-four day Period Ended September 30
	2008	2007
Net inpatient revenues(1)	$118,218,782	$14,198,911
Net outpatient revenues(1)	$6,667,829	$1,055,614
Number of hospitals at end of period	4	4
Licensed beds at end of the period	339	339
Average licensed beds	340	340
Utilization of licensed beds(2)	70%	59%
Average available beds	331	331
Admissions(3)	14,206	1,910
Adjusted patient admissions(4)	15,058	2,052
Net inpatient revenue per admission	$8,301	$7,434
Emergency room visits	13,600	1,862
Surgeries	2,935	510
Patient days	87,463	10,756
Adjusted patient days	92,706	11,556
Average length of patients' stay (days)	5.5	4.80
Net inpatient revenue per patient day	$1,348	$1,320
Outpatient visits	17,111	2,240
Net outpatient revenue per visit	$389	$471
Occupancy rate for licensed beds(5)	70.30%	60.50%
Occupancy rate for available beds(5)	72.20%	62.10%

    (1)
    Net inpatient revenues and net outpatient revenues are components of net patient revenues. Net inpatient revenues for the year ended September 30, 2008 and the fifty-four day period ended September 30, 2007, include self-pay revenues of $1.9 million and $0.75 million, respectively. Net outpatient revenues for the year ended September 30, 2008 and the fifty-four day period ended September 30, 2007, include self-pay revenues of $0.1 million and $0.05 million, respectively.

    (2)
    Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

    (3)
    Self-pay admissions represent 1.7% and 0.5% of total admissions for the year ended September 30, 2008, and the fifty-four day period ended September 30, 2007, respectively. Charity care admissions represent 1.4% and 1.6% of total admissions for the year ended September 30, 2008, and the fifty-four day period ended September 30, 2007, respectively.

    (4)
    Adjusted patient admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges.

    (5)
    Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality.

Net Patient Revenues

        With the acquisition of Alta on August 8, 2007, we now own and operate four community-based hospitals with a combined 339 licensed beds served by 351 on-staff physicians. Our Hospital Services revenues include inpatient and outpatient revenues and other miscellaneous non-patient revenues (primarily income from services such as cafeterias, gift shops and parking). For the year ended September 30, 2008 and the period August 8, 2007 through September 30, 2007, net patient revenues was approximately $126,692,000 and $15,583,000, of which net inpatient revenues was approximately $118,219,000 (93.3%) and $14,199,000 (91.1%) and net outpatient revenues was approximately $6,668,000 (5.3%) and $1,056,000 (6.8%), respectively.

        Net inpatient revenues per patient admission and net inpatient revenues per patient day was $8,301 and $1,348 for the year ended September 30, 2008 compared to $7,434 and $1,320, for the period August 8, 2007 through September 30, 2007, respectively. There were various positive and negative factors impacting our net inpatient revenues. The positive factors include: termination of a majority of managed care contracts, favorable net adjustment for prior year cost reports and related valuation allowances, primarily attributable to MediCare and Medi-Cal of $214,000 for the year ended September 30, 2008 compared to $53,000 for the period August 8, 2007 through September 30, 2007.

        Net outpatient revenues per visit were $389 for the year ended September 30, 2008 compared to $471 for the period August 8, 2007 through September 30, 2007. Factors impacting our net outpatient revenues include increasing competition from physician-owned entities which provides outpatient services.

Salaries, Wages and Benefits

        Salaries, wages and benefits expense as a percentage of net patient revenues was 48% for the year ended September 30, 2008 compared to 52% for the period August 8, 2007 through September 30, 2007. Salaries, wages and benefits per adjusted patient day was approximately $650 for the year ended September 30, 2008 compared to $694 for the period August 8, 2007 through September 30, 2007. As of September 30, 2008, less than 3% of the total employees at our Hospital Services operation were represented by labor unions. Labor relations at our hospital facilities generally have been satisfactory. In May 2008, we entered into a new collective bargaining agreement with the Service Employees International Union ("SEIU") to replace expired collective bargaining agreement at Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, covering a small group of Hollywood Community Hospital's employees, and expires on May 9, 2011. We do not anticipate that the agreement we reached in 2008 will have a material adverse effect on results of our Hospital Services operations.

Supplies

        Supplies expense as a percentage of net patient revenue was 7% for the year ended September 30, 2008 compared to 5% for the period August 8, 2007 through September 30, 2007 and supplies expense per adjusted patient day was approximately $101 for the year ended September 30, 2008 compared to $62 for the period August 8, 2007 through September 30, 2007. We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements that should minimize waste.

Provision for Doubtful Accounts

        The provision for doubtful accounts as a percentage of net patient revenues was 4.5% for the year ended September 30, 2008 compared to 6.3% for the period August 8, 2007 through September 30, 2007, primarily due to improved collection efforts.

        The table below shows the net accounts receivable and allowance for doubtful accounts by payer:

	September 30, 2008			September 30, 2007
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$5,939,172	$913,790	$5,025,382	$6,951,052	$1,887,753	$5,063,299
Medi-Cal	10,214,125	345,426	9,868,699	9,107,676	864,060	8,243,616
Commercial managed care	1,556,520	206,492	1,350,028	637,018	81,059	555,959
Governmental managed care	2,085,295	336,565	1,748,730	1,853,294	237,752	1,615,542
Self-pay uninsured	2,106,889	1,828,267	278,622	1,615,372	1,314,766	300,606
Self-pay balance after	260,647	243,498	17,149	51,161	43,561	7,600
Other	42,609	16,724	25,885	72,083	18,413	53,670

Total	$22,205,257	$3,890,762	$18,314,495	$20,287,656	$4,447,364	$15,840,292

        Collection of accounts receivable has been a key area of focus. Our current estimated collection rate on self-pay accounts is approximately 11.5%, including collections from point-of-service through collections by our in-house collection department or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of September 30, 2007 was approximately 14.8%.

        We continue working with managed care payers to obtain adequate and timely reimbursement for our services. Our current estimated collection rate on managed care accounts is approximately 38.8%, which includes collections from point-of-service through collections by our in-house collection department or external collection vendors. The comparable managed care collection percentage as of September 30, 2007 was approximately 26.0%.

        We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding ("AR Days"), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our Hospital Services operations' net accounts receivable of $22.8 million and $20.1 million, excluding cost report settlements payable and valuation allowances of zero and $1.0 million, at September 30, 2008 and 2007, respectively:

	September 30, 2008
	Medicare	Medi-Cal	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	84.0%	76.1%	49.6%	38.5%	75.7%
61-120 days	8.5%	13.2%	24.6%	37.0%	13.1%
121-180 days	3.7%	7.3%	16.1%	14.0%	7.0%
Over 180 days	3.8%	3.4%	9.7%	10.5%	4.2%

Total	100%	100%	100%	100%	100%

	September 30, 2007
	Medicare	Medi-Cal	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	75.6%	67.4%	43.1%	59.4%	69.0%
61-120 days	9.1%	15.6%	31.9%	15.1%	13.9%
121-180 days	7.5%	10.0%	12.5%	6.1%	9.2%
Over 180 days	7.8%	7.0%	12.5%	19.4%	7.9%

Total	100%	100%	100%	100%	100%

        Our AR Days from Hospital Services operations were 48.3 days at September 30, 2008 compared to 51.9 days at September 30, 2007. AR Days at September 30, 2008 and 2007 are within our target of less than 75 days. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

Other Operating Expenses

        Other operating expenses as a percentage of net patient revenues were 6% for the year ended September 30, 2008 and the period August 8, 2007 through September 30, 2007, respectively. Included in other operating expenses was malpractice expense of $141,000 and $(41,000) for the year ended September 30, 2008 and the period August 8, 2007 through September 30, 2007, respectively.

Lease and Rental

        Lease and rental expenses as a percentage of net patient revenues were 1% and 1% for the year ended September 30, 2008 and the period August 8, 2007 through September 30, 2007, respectively. We own through our subsidiary, Alta Hospitals Systems, LLC, all of our hospital facilities. Included in lease and rental expenses were operating lease arrangements for our administrative offices with terms expiring at various dates through 2015.

General and Administrative

        General and administrative expenses as a percentage of net patient revenues were 10% for the year ended September 30, 2008, as compared to 8.9% for the period August 8, 2007 through September 30, 2007. Included in General and Administrative expenses was consulting and outside services, supplies, insurance, utilities, taxes and licenses, and maintenance which accounted for approximately 91.7% of the total expenses in the year ended September 30, 2008, as compared to 92.0% for the period August 8, 2007 through September 30, 2007.

Depreciation and Amortization

        Depreciation and Amortization expenses as a percentage of net patient revenues were 3.4% and 4.3% for the year ended September 30, 2008 and the period August 8, 2007 through September 30, 2007, respectively. During the year ended September 30, 2008, and the period August 8, 2007 through September 30, 2007, total capital expenditures incurred of approximately $1,200,000 and $52,000 respectively, were within our budgeted expectations.

Operating Income

        Our Hospital Services segment reported an operating income of approximately $25,572,000 and $2,830,923 for the year ended September 30, 2008 and the period August 8, 2007 through September 30, 2007, respectively. The pre-tax operating results from the Hospital Services segment include certain corporate expense allocations.

  Corporate

        The following table summarizes our corporate expenses in Prospect Medical Holdings, Inc., our parent entity, and is used in the discussions below for the years ended September 30, 2008 and 2007.

	Year Ended September 30
	2008	2007	Increase (Decrease)%
Operating Expenses:
General and administrative	$15,069,708	$6,207,539	$8,862,169	142.8%
Depreciation and amortization	23,830	27,978	(4,148)	(14.8)%

Total Operating Expenses	15,093,538	6,235,517	8,858,021	142.1%
Other (Income) Expenses:
Investment income	(361,626)	(934,802)	573,176	(61.3)%
Interest expense and amortization of deferred financing costs	22,173,159	5,018,957	17,154,202	341.8%
(Gain) loss on value of interest rate swap arrangements	(3,095,549)	868,480	(3,964,029)	(456.4)%
Loss on debt extinguishment	8,308,466	—	8,308,466	100%

Total Other (Income) Expenses	27,024,450	4,952,635	22,071,815	445.7%

Total Corporate Expenses	$42,117,988	$11,188,152	$30,929,836	276.4%

General and Administrative

        General and administrative expenses were approximately $15,070,000 for the year ended September 30, 2008, representing 4.6% of total revenues from continuing operations, as compared with $6,208,000, or 3.8% of total revenues, for the year ended September 30, 2007. The increase in general and administrative expenses during fiscal 2008 primarily related to a $4,178,000 increase in personnel and executive severance costs. In fiscal 2008, we added and upgraded several key positions, incurred executive bonuses totaling approximately $635,000 and granted employees stock options resulting in compensation expense totaling approximately $1,250,000, as well as recorded approximately $1,257,000 in severance obligations under Dr. Jacob Terner's employment agreement (see Note 7 to the accompanying Consolidated Financial Statements). Outside professional fees increased $4,020,000 related to audit, Sarbanes Oxley compliance and SEC reporting activities. In addition, in fiscal 2008, we incurred approximately $1,383,000 in costs related to the restatement of Alta's pre-acquisition financial statements and related SEC filings and the special investigation by the company's audit committee, which was completed in March 2008.

Depreciation and Amortization

        Depreciation and amortization expense for fiscal 2008 was approximately $24,000 compared to $28,000 for fiscal 2007, or a decrease of 14.8%, primarily due to retirement of certain capital equipment.

Investment Income

        Investment income was approximately $362,000 for fiscal 2008, compared to approximately $935,000 for fiscal 2007, or a decrease of 61.3%. While our cash at September 30, 2008 of $33.6 million was higher than the balance at September 30, 2007 of $22.1 million, following the amendment of our senior credit facility agreement on May 15, 2008, we were required to maintain a certain portion of our cash in non-interest bearing account with our lender.

Interest Expense and Amortization of Deferred Financing Costs

        Interest expense and amortization of deferred financing costs for fiscal 2008 increased to approximately $22,173,000 compared to $5,019,000 for fiscal 2007. The increase in net interest costs during the fiscal 2008 was primarily due to additional interest expense on the $155 million senior secured credit facility entered into on August 8, 2007 to re-finance the ProMed Acquisition debt and to finance the Alta Acquisition. Also, as discussed in Note 9 to the accompanying Consolidated Financial Statements, we were in default under the credit facility and interest was assessed at default rates of 11.4% with respect to the first-lien term loan and 15.4% with respect to the second-lien term loan for the period January 28, 2008 through April 10, 2008.

        Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provide that the LIBOR rate shall not be less than 3.50% for the term of the credit facility. In May 2008, the debt agreements were further modified to add a 1% "payment-in-kind" ("PIK") interest to the outstanding balance of the debt plus an additional 4% PIK interest to the interest rate applicable to the second lien debt. The 4% accrues and is added to the principal balance on a monthly basis. The 4% PIK could potentially be reduced in the future to the extent that the company reduces its consolidated leverage ratio. Interest expense for fiscal 2008 also includes approximately $1,525,000 in forbearance fees and other fees paid to the lenders.

Gain on Value of Interest Rate Swap Arrangements

        Gain on interest rate swaps for fiscal 2008 of approximately $3.1 million was primarily the result of an election by management to discontinue hedge accounting effective April 1, 2008 and to record all changes in fair value thereafter in earnings. The fair value of interest rate swaps primarily reflects expectations regarding future changes in the LIBOR rates and can fluctuate significantly between periods. The effective portions of the fair value gains or losses on these cash flow hedges from the hedge designation date to March 31, 2008 were recorded as a component of other comprehensive income and will be recognized as interest expense over the remaining life of the debt.

        Loss on interest rate swaps of $868,480 for fiscal 2007 represented the ineffective portions of the losses on all cash flow swaps that were charged to earnings in the period commencing from the dates that the swaps were entered into through September 30, 2007 with respect to the $48,000,000 swap, and through September 6, 2007 with respect to the $97,750,000 swap.

Loss on Debt Extinguishments

        The $8,308,000 loss on debt extinguishment for fiscal 2008 related to the modification of our first and second-lien term loans and our revolving line of credit in the third quarter of 2008. The charge included amendment fees of $758,000 paid in cash to lenders and $1,514,000, "payment-in-kind" interest added to the principal of the new debt and the write off of $6,036,000 in unamortized debt issuance costs relating to the early extinguishment of the existing term debt and revolving line of credit.

  Consolidated

Provision for Income Taxes

        We reported an income tax benefit of approximately $1,326,000 for fiscal 2008 compared to a benefit of approximately $8,913,000 for fiscal 2007. The effective tax rate was 40% in fiscal 2008, compared to 28% for fiscal 2007. The lower effective tax rate in 2007 is primarily due to write-off of non-deductible goodwill and intangibles.

Net Income (Loss) from Continuing Operations

        Net loss from continuing operations attributable to common stockholders for fiscal 2008 was approximately $8,721,000 or $0.68 per diluted share as compared to net loss of $24,580,000 or $2.90 per diluted share for fiscal 2007, which decrease is the result of the changes discussed above.

Net Income (Loss) from Discontinued Operations

        Net income from discontinued operations for fiscal 2008 was approximately $6,169,000 or $0.48 per diluted share as compared to net loss of approximately $10,019,564 or $1.18 per diluted share for fiscal 2007. The increase was due to gain recorded from the sale of the AV Entities of approximately $6,600,000, after tax, offset by loss from discontinued operations for the period October 1, 2007 through August 1, 2008 of approximately $414,000, net of tax.

Liquidity and Capital Resources

General

        We require capital primarily to service our debt, facilitate our acquisition strategy, and to develop the infrastructure necessary to effectively manage our affiliated physician organizations and hospital operations.

        Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities, by cash flow from operations and by proceeds from sales of assets related to discontinued operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations were healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations. With the acquisition of Alta, our sources of cash from operations now include payments for hospital services rendered under reimbursement arrangements with third-party payers, which include the federal government under the Medicare program, the state government under the Medi-Cal program, private insurers, health maintenance organizations (HMOs), preferred provider organizations (PPOs), and self-pay patients.

        Our primary uses of cash include healthcare capitation and claims payments by our affiliated physician organizations, administrative expenses, debt service, acquisitions, costs associated with the integration of acquired businesses, information systems development costs and, with the acquisition of Alta, operating, capital improvement and administrative expenses related to our hospital operations. Our affiliated physician organizations generally receive capitation revenue in advance of having to make capitation and claims payments to their providers. However, our hospitals receive payments for services rendered generally 30 to 90 days after the medical care is rendered. For some accounts and payer programs, the time lag between service and reimbursement can exceed one year.

        Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive return. At September 30, 2008, we invested a portion of our cash in interest bearing money market accounts and following the amendment of our senior credit facility agreement on May 15, 2008, we were also required to maintain a certain portion of our cash in non-interest bearing accounts with our lender. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying balance sheets.

        A substantial portion of our recurring cash requirements is funded by advances from our management subsidiaries, affiliated physician organizations and hospital operations. Our affiliated IPAs are subject to financial stability, tangible net worth and other requirements of the HMOs with which we do business. As of September 30, 2008, our subsidiaries were in compliance with these financial requirements. We are required by some of our HMO contracts to set aside certain amounts in restricted money market accounts to secure our ability to pay medical claims. The balance in these money market accounts, totaling approximately $637,000 as of September 30, 2008, are included in short-term investments in the accompanying Consolidated Financial Statements since these funds are available to pay medical claims on a current basis.

        The affiliated physician organizations must also comply with a minimum working capital, tangible net equity ("TNE"), cash to claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2008, the affiliated physician organizations were in compliance with these financial regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through the end of fiscal 2009. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months. Certain details of cash flows from operating activities, investing activities and financing activities for the fiscal years ended September 30, 2008 and 2007 are described below.

        In the future, we expect some level of increasing cash flow from operations due to operational efficiencies and some amount of revenue enhancements as a result of increased rates from HMO contract renewals. These will be partially offset by ongoing loss of member enrollment within our core operations. Also, if our profitability increases, we will incur, and have to fund, an increased tax burden. With each new acquisition, we also acquire new operating and other obligations, which have to be funded.

        Additional liquidity and capital resource considerations in the future likely will include investing significantly more in personnel, property, improvements and equipment related to recent acquisitions. These additional investments will be funded from existing cash reserves and cash generated from operations. Because any future acquisitions will be funded through some combination of cash, borrowings and our stock, we continue to evaluate a variety of equity and borrowing sources. Additionally, we may seek to increase our liquidity through the sale of non-strategic assets or through other means.

Recent Operating Results and Credit Facilities

        On June 1, 2007, we entered into a new three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities (see Note 9 to the accompanying Consolidated Financial Statements). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which was not drawn). $8,051,000 of the term loan proceeds were used to repay existing debt and the balance was used to finance the ProMed acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranges from 275 to 300 basis points based on the consolidated leverage ratio. We could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

        We recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which was amortized over the term of the related debt using the effective interest method.

        As discussed in Note 9 to the accompanying Consolidated Financial Statements, in fiscal 2008, we recorded an $8.3 million non-cash loss on debt extinguishment, which was partially offset by a $3.1 million non-cash gain on interest rate swaps. As discussed in Note 5 to the accompanying

Consolidated Financial Statements, in the fourth quarter of fiscal 2007, we recorded a non-cash impairment charge of approximately $27.5 million (exclusive of $11.3 million of impairment charges related to discontinued operations) to write off goodwill and intangibles within the IPA Management segment, which resulted in overall losses in our core operations. Any future improvement in our core operations and the successful integration of our newly acquired subsidiaries will require significant investment and management attention. We continue to review the company's operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

        We are subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (monthly, for the test periods April 30, 2008 through June 30, 2009) based on consolidated trailing twelve-month operating results, including the pre-acquisition operating results of acquired entities. There are also various administrative covenants and other restrictions with which we must comply, including, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than our primary business, paying dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control.

        While we have met all debt service requirements timely, we did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008, as further discussed in Note 9 of the accompanying Consolidated Financial Statements. Additionally, we did not make timely filings of our Form 10-K for the year ended September 30, 2007 and our Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008; and as a result, trading of our shares was suspended for the period from January 16, 2008 to June 18, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, we and our lenders entered into forbearance agreements, whereby our lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, we and our lenders entered into agreements to waive past covenant violations and to amend the financial covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. We are also required to meet a minimum EBITDA for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, we were required to, among other conditions, file our Form 10-K for the year ended September 30, 2007 and our Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008, which filing deadlines were met. Failure to perform any obligation under the waiver and the amended credit facility agreement constitutes an additional event of default.

        Under the April 2008 forbearance agreement and the May 2008 credit facility amendment, the applicable margin on the first and second lien term loans and the revolver were permanently increased. During the forbearance periods, we had limited or no access to the line of credit. We also agreed to pay certain fees and expenses to the lenders.

        During fiscal 2008 and 2007, we reported operating losses in our legacy IPA Management segment. We are attempting to improve the operating results of the legacy IPA Management operation, including measures to retain enrollment, increase health plan reimbursements and reduce medical costs. Additionally, we may divest non-strategic assets (such as the August 1, 2008 divestiture of the AV

Entities), the proceeds from which will be used to reduce the first lien loan (see Note 4 to the accompanying Consolidated Financial Statements). We believe that we will be able to comply with all covenants, as modified, at least for the next twelve months. We were in compliance with the adjusted financial covenant provisions for the April through September 2008 monthly reporting periods and as noted above, we have filed our 2007 Form 10-K on June 2, 2008 and our Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively. Following such filings, trading of our shares was resumed, effective June 18, 2008. We expect to be able to comply fully with all requirements of our amended credit agreements, at least through September 30, 2009. As such, scheduled payments due after twelve months have been classified as non-current liabilities at September 30, 2008.

        However, there can be no assurance that our attempts to improve future operating results will have a successful outcome and that we will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full and immediate repayment of the loans, which would negatively impact our liquidity, ability to operate and ability to continue as a going concern.

Cash Flow from Continuing Operations

        As of September 30, 2008, cash and cash equivalents were approximately $33,583,000, an increase of approximately $11,488,000 from September 30, 2007. The more significant components of this net increase in cash are discussed below.

        Net cash provided by continuing operations was approximately $12,265,000 for the year ended September 30, 2008 compared to approximately $6,825,000 for the year ended September 30, 2007. The increase in net cash provided by continuing operations for the year ended September 30, 2008 when compared to the year ended September 30, 2007 was due to an increase in cash earnings, offset by unfavorable net changes in working capital:

  •
  earnings, excluding non-cash charges and credits were approximately $16,088,000 in fiscal 2008 compared to approximately $3,439,000 in fiscal 2007;

  •
  changes in patient and other receivables, a use of approximately $9,108,923 in fiscal 2008 compared to a source of approximately $518,000 in fiscal 2007. The increase in fiscal 2008 was primarily related to our Hospital Services segment;

  •
  changes in prepaid expenses and other, a use of approximately $472,000 in fiscal 2008 compared to a source of approximately $238,000 in fiscal 2007;

  •
  changes in refundable income tax, a source of approximately $2,388,000 in fiscal 2008 compared to a use of $935,000 in fiscal 2007;

  •
  changes in medical claims and related liabilities, a use of approximately $926,000 in fiscal 2008 compared to a source of approximately $4,738,000 in fiscal 2007, primarily the result of higher claims expense and a higher corresponding medical claims liability in the 2007 period;

  •
  changes in accounts payable and other accrued liabilities, a source of approximately $5,040,000 in fiscal 2008 compared to a use of approximately $3,015,000 in fiscal 2007 due to higher general and administrative expenses in fiscal 2008 relating to audit, accounting, legal and lender forbearance activities.

        Net cash provided by investing activities totaled approximately $4,366,000 for the year ended September 30, 2008, compared with approximately $130,225,000 in net cash used in investing activities for the year ended September 30, 2007. Investing activities primarily included purchases of property, improvements and equipment, a use of approximately $1,104,000 in fiscal 2008 compared to a use of approximately $916,000 in fiscal 2007. The 2007 use also included approximately $36.1 million and

$93.5 million of net cash paid in connection with the acquisition of the ProMed Entities on June 1, 2007 and Alta on August 8, 2007, respectively.

        Net cash used by financing activities totaled approximately $5,143,000 for the year ended September 30, 2008, compared to a source of approximately $128,871,000 for the year ended September 30, 2007. Net cash provided by financing activities for the year ended September 30, 2007 was comprised primarily of the ProMed acquisition debt of $48,000,000 and the Alta acquisition debt totaling $148,000,000, less aggregate debt repayments totaling approximately $61,354,000 and payment for financing costs of approximately $7,810,000.

        We also received $1,200,000 in total proceeds from stock option exercises and conversion of preferred stock in fiscal 2008, compared to $2,203,000 in fiscal 2007.

Cash Flow from Discontinued Operations

        During the period ended August 1, 2008, net cash used in operating activities in our discontinued operations was approximately $546,000, compared to net cash provided of approximately $259,000 for fiscal 2007, and net cash provided by investing activities, primarily from the sale of the AV Entities, was approximately $5,185,000 compared to a use of approximately $6,000, for the year ended September 30, 2007. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the accompanying Consolidated Financial Statements in Item 8 for a discussion of our discontinued operations.

Working Capital

        At September 30, 2008, we had positive working capital of approximately $12,373,000, compared to positive working capital of approximately $2,406,000 at September 30, 2007. Cash and cash equivalents were approximately $33,583,000 and $22,095,000, at September 30, 2008 and 2007, respectively. Our working capital ratio (current assets divided by current liabilities) was 1.20 and 1.04 at September 30, 2008 and 2007, respectively. The increase in working capital at September 30, 2008 was primarily due to increase in patient accounts receivable resulting from increased net patient revenues in our Hospital Services segment.

        As of September 30, 2008 and 2007, amounts due to our lenders totaled approximately $144,021,000 and $146,750,000, respectively. We have historically used cash reserves and cash flow from operations and equity offerings to reduce our indebtedness and fund acquisitions.

Interest Rate Swaps

        As required by the $53 million credit facility, on May 16, 2007, we entered into a $48 million interest rate swap, to effectively convert the variable interest rate (the LIBOR component) under the original credit facility to a fixed rate of 5.3%, plus the applicable margin per year throughout the term of the loan. This interest rate swap remained in effect after the related term loan was repaid in August 2007 in contemplation of the $155,000,000 financing entered into in August, 2007.

        In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, we entered into a separate interest rate swap agreement, initially totaling $97,750,000, to effectively convert the variable interest rate (the LIBOR component) under the incremental portion of the $155 million credit facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps are scheduled to decline as the principal balances owing under the term loans decline. Under these swaps, we are required to make quarterly fixed-rate payments to the swap counterparties calculated on the notional amount of the swap times the interest rate for the particular swap, while the swap counterparties are obligated to make certain monthly floating rate payments to us referencing the same notional amount.

As originally structured, these interest rate swaps were intended to effectively fix the weighted average annual interest rate payable on the term loans to a blended, weighted rate of 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, we are ultimately obligated for all amounts due and payable under each existing credit facility.

        The interest rate swap agreements were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the $48,000,000 swap being December 31, 2007 and the effective date of the $97,750,000 swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were recorded as a component of other comprehensive income, then subsequently reclassified into earnings over the remaining terms of the debt. Effective April 1, 2008, we elected to discontinue hedge accounting. As such, changes in the fair value of the interest rate swaps after March 31, 2008 are recorded in the income statement. Total net gain (loss) on the interest rate swaps included in earnings for the year ended September 30, 2008 and 2007 were approximately $3,096,000 and $(868,000), respectively. The effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 will continue to be recognized as expense over the life of the swap.

        As of September 30, 2008, the fair value of the swaps increased to approximately $1,579,000 from $844,000 as of September 30, 2007, with respect to the May 2007 swap and to approximately $4,434,000 from $1,090,000 as of September 30, 2007, with respect to the September 2007 swap.

Additional Financing

        To the extent we continue to pursue our acquisition strategy, additional financing will be required and we will need to seek additional or expanded credit facilities from banks or other sources of debt.

        We anticipate attempting to finance future acquisitions and potential business expansion with a combination of debt, issuance of common stock and cash flow from operations. Additionally, we may seek to reduce our total asset holdings and/or raise financing through the sale of certain of our assets to the extent they are deemed not to fit with our long-term strategic objectives.

        In order to meet our long-term liquidity needs, we may incur, from time to time, additional bank indebtedness. Banks and traditional commercial lenders do not generally make loans to companies without substantial tangible net worth. Since, by the very nature of our business, we accumulate substantial goodwill and intangibles on our balance sheet, it may be difficult for us to obtain this type of financing in the future. We may issue additional equity and debt securities, the availability and terms of which will depend upon market and other conditions. The corporate lending and equity markets have been disrupted by the current credit market conditions, resulting in both a reduction in the number of transactions as well as the amount of funds raised. Transactions that have been consummated are completed at lower valuations in the case of equity offerings and at higher interest costs in the case of debt offerings. Our ability to issue any debt or equity instruments in a public or private sale is also restricted under certain circumstances, pursuant to contractual restrictions in agreements with our lenders. There can be no assurance that additional financing will be available upon terms acceptable to us, if at all. The failure to raise the funds necessary to finance our future cash requirements could adversely affect our ability to pursue our strategy and could adversely affect our future results of operations.

Off-Balance Sheet Arrangements

        None.

Item 7A.    Quantitative and Qualitative Disclosures Regarding Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

        The following financial statements and financial statement schedule are included in this report beginning on page F-1:

        All other schedules are omitted because they are not required, or the information is included elsewhere in the accompanying Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        We changed our independent registered public accounting firm on September 2, 2008 from Ernst & Young LLP to BDO Seidman, LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Reports on Form 8-K dated September 5, 2008 and Form 8-K/A dated September 16, 2008. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Report on Internal Control over Financial Reporting

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining effective internal control over financial reporting, or Internal Control, as such term is defined in Exchange Act Rule 13a-15(f). Our Internal Control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. PMH's Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of PMH; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of PMH are being made only in accordance with authorizations of management and directors of PMH; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of PMH's assets that could have a material effect on the financial statements.

        Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and may not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of PMH's Internal Control as of September 30, 2008. Our management's assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Our Form 10-K as of and for the year ended September 30, 2007 discussed certain material weaknesses in internal control over financial reporting, as well as remediation steps being taken to address those material weaknesses. Management has concluded that all necessary remediation steps had been appropriately carried out by September 30, 2008.

        Based on our management's assessment, management has concluded that PMH's Internal Control over financial reporting was effective as of September 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

  Changes in Internal Control Over Financial Reporting

        There have been no changes in our Internal Control that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, our Internal Control.

Item 9B.    Other Information.

        On August 29, 2008, we filed a Current Report on Form 8-K with the SEC (the "8-K") which disclosed that Catherine Dickson resigned, effective August 25, 2008, as a member of our Board of Directors, as our President and Chief Operating Officer, and from all other positions held with our subsidiaries, including as President and Chief Executive Officer of our subsidiary, Prospect Medical Systems, Inc. Subsequent to the filing of the 8-K, Prospect and Ms. Dickson entered into a Severance and Release Agreement, dated December 22, 2008. Pursuant to the agreement, Prospect has agreed to pay a total of $67,500 to Ms. Dickson, payable in six equal monthly payments beginning in January 2009. Additionally, the agreement contains certain customary releases and non-solicitation and non-disparagement provisions.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Certain information regarding our directors and our corporate governance will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement. Information concerning our executive officers appears under Part I, Item 1, Business—Executive Officers, of this Form 10-K.

Item 11.    Executive Compensation.

        Certain information regarding compensation of our executive officers will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Certain information regarding (1) security ownership of certain beneficial owners and management, (2) securities authorized for issuance under equity compensation plans and (3) related stockholder matters will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Certain information regarding transactions with management and other related parties can be found in Note 8 to the accompanying Consolidated Financial Statements. Additional information on related party transactions and information on director independence will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

Item 14.    Principal Accounting Fees and Services.

        Certain information regarding accounting fees and services will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

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

Schedule 2.4—ProMed Pomona Consent Requirements, Schedule 2.6—List of Holders of Record and Number of Shares Held in ProMed Pomona, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b)—Existing/Threatened Claims Not Covered By Insurance, Schedule—2.17(a)—Employees,

Schedule 2.17(b)—Employees contd., Schedule—2.17(c)—Employees contd., Schedule—2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 2.26—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.2—Amendment to Primary Care Provider Agreement of ProMed Pomona and, if applicable, ProMed Upland, Schedule 5.15—Physician Retention Bonus, Schedule 7.2(b)—Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A—Form of Agreement of Merger, Exhibit B—Principal ProMed Shareholders, Exhibit C—Form of Joinder Agreement, Exhibit D—Piggy-Back Registration Rights, Exhibit E—Form of Prasad Non-Compete Agreement, Exhibit F—Form of Thapar Non-Compete Agreement, Exhibit G—Form of Bahremand Non-Compete Agreement, Exhibit H—Prasad Employment Agreement, Exhibit I—Thapar Employment Agreement, Exhibit J—Bahremand Employment Agreement, Exhibit K—Investment Representation Certificate, Exhibit L—ProMed Pomona Legal Opinion Matters, Exhibit M—Group/Group Subsidiary/Holdings Legal Opinion Matters
2.3
Form of Stock Purchase Agreement Among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Upland Medical Group, a Professional Medical Corporation, and Jeereddi Prasad, M.D., dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

ProMed Upland Consent Requirements, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b) —Existing/Threatened Claims contd., Schedule 2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule 2.17(c)—Employees contd., Schedule 2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 22.7—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.13(a)—Physician Retention Bonus, Schedule 5.13(b)—Amendment to Primary Care Provider Agreement of ProMed Upland and if applicable, ProMed Pomona., Exhibit A—Piggy-Back Registration Rights, Exhibit C [sic]—Form of Prasad Non-Compete Agreement, Exhibit C—Form of Thapar Non-Compete Agreement, Exhibit E—Form of Bahremand Non-Compete Agreement, Exhibit F—Prasad Employment Agreement, Exhibit G—Thapar Employment Agreement, Exhibit H—Bahremand Employment Agreement, Exhibit I—Investment Representation Certificate, Exhibit J—ProMed Upland Legal Opinion Matters, Exhibit K—Group/Holdings Legal Opinion Matters
2.4
Form of Agreement and Plan of Reorganization by and among Prospect Medical Holdings, Inc., Prospect Hospitals System, LLC, Alta HealthCare System, Inc. and the Shareholders of Alta HealthCare System, Inc., dated as of July 25, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request

Schedule 2.3(e), Merger Consideration Allocation, Schedule 3.1, Shareholders and Number of Company Shares, Schedule 4.1, Capitalization of the Company, Schedule 4.2, Capitalization of the Acquired Subsidiaries, Schedule 4.4, Permits, Authorizations of the Acquired Entities and Shareholders, Schedule 4.5(a), Historical Financial Statements, Schedule 4.6, Undisclosed Liabilities, Schedule 4.7(b), Absence of Changes, Schedule 4.7(c), Absence of Certain Additional Changes, Schedule 4.8(a), Material Contracts, Schedule 4.10(a), Real Property,

Schedule 4.11, Liens or Encumbrances on Personal Property, Schedule 4.12(a), Employee, Labor Matters, Company Plans, Schedule 4.12(b), Company Plans, Schedule 4.12(c), Contributions to Company Plans, Schedule 4.12(d), Continuation of Coverage, Schedule 4.12(e), Employees with Employment Contracts, Schedule 4.12(f), Unfunded Liabilities, Schedule 4.12(h), List of All Employees, Schedule 4.13(b), Provider Numbers, Schedule 4.13(i), Audited Cost Reports, Schedule 4.13(s), JCAHO Accreditation, Schedule 4.16, Intellectual Property, Schedule 4.17(e), Permits and licenses, Schedule 4.17(j), Compliance with Laws, Schedule 4.18(g), Environmental Reports, Schedule 4.19, Legal Proceedings, Schedule 4.20, Insurance Policies, Schedule 7.5, Employees With Employment Contracts that Continue Post-Closing, Exhibit A, Shareholders/Shareholders, Exhibit B, Business, Exhibit C, Certificate of Merger, Exhibit D, Certificate of Designation, Exhibit E, Knowledge of Company Individuals, Exhibit F, Knowledge of Holdings Individuals, Exhibit G, Merger Consideration Certificate, Exhibit H, Registration Rights Agreement, Exhibit I, Managers of Surviving Entity, Exhibit J, Officers of Surviving Entity, Exhibit K, Lee Employment Agreement, Exhibit L, Topper Employment Agreement , Exhibit M-1, Form of Voting Agreement (Non-Management), Exhibit M-2, Form of Voting Agreement (Management), Exhibit N-1, Form of Limited Power of Attorney (Norwalk Community Hospital), Exhibit N-2, Form of Limited Power of Attorney (Los Angeles Community Hospital), Exhibit N-3, Form of Limited Power of Attorney (Van Nuys Community Hospital), Exhibit N-4, Form of Limited Power of Attorney (Hollywood Community Hospital), Exhibit O, Extraordinary Collections, Company Disclosure Schedules, Holdings Disclosure Schedules
2.5
Form of Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(17)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits to the Stock Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2—SMM Shares, Schedule 1.3—Sierra Shares, Schedule 1.4—Antelope Valley Shares, Schedule 1.5—Pegasus Shares, Schedule 1.7—Purchase Price Allocation, Schedule 2.4—Prospect Parties Consent Requirements, Schedule 2.5—Violations of Other Agreements, Schedule 2.6—Capital Structure, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.10—Exceptions to Title to Shares, Schedule 2.11—Real Property, Schedule 2.12(a)—Tangible Personal Property—Exceptions to Title, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.12(c)—Excluded Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Legal Proceedings, Schedule 2.17—Employees, Schedule 2.18—Insurance, Schedule 2.19—Confidentiality and Non-Compete Agreements, Schedule 2.20—Permits, Schedule 2.21—Bank Accounts, Schedule 2.22—Related Party Transactions, Schedule 2.23—Employee Benefit Plans, Schedule 2.24—Books and Records, Schedule 2.26—Exceptions to Accuracy of Letter Agreement Deliveries, Schedule 3.3—Heritage Parties Consent Requirements, Schedule 4.3—Prospect Party Owners Executing Non-Competition Agreements; Non-Competition Area, Exhibit A—Form of Escrow Agreement, Exhibit B—Form of Non-Competition Agreement
2.6
Form of Amendment No. 1, dated July 3, 2008, to Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(17)

2.7	Form of Amendment No. 2, dated August 1, 2008, to Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(17)
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc. dated January 19, 2000(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc. dated January 15, 2004(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(10)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(11)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(11)
4.1	Specimen Common Stock Certificate(1)
10.1	Warrant to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC(1)
10.2	Warrant Agreement for Series A Preferred Stock dated as of January 15, 2004 between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.3	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each Investor of Series A Convertible Preferred Stock(1)
10.4
Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.5	Form of Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.6	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(1)
10.7	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(1)
10.8	Form of Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group(1)
10.9	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group(1)
10.10	Form of Management Services Agreement dated as of January 1, 2001 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.11	Form of Amendment to Management Services Agreement dated as of November 1, 2002 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)

10.12	Form of Management Services Agreement dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc.(1)
10.13	Form of Management Services Agreement dated as of March 1, 2004 by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc.(1)
10.14	Employment Agreement made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.15	Form of Partnership Agreement dated July 1, 1999 between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group(1)
10.16	Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.17	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.18	Form of Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996(4)
10.19	Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(5)
10.20
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(5)
10.21
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(5)
10.22	Form of stock option agreement used for incentive stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.23	Form of stock option agreement used for non-qualified stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.24
Form of First Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Cratos Capital Management, LLC, as Syndacation Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.25
Form of Second Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.26
Form of First Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.27
Form of Second Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.28
Form of Continuing Guaranty (First Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)

10.29	Form of Continuing Guaranty (Second Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.30	Form of First Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.31	Form of Second Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.32
Form of First Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.33
Form of Second Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.34
Form of Intercreditor Agreement dated as of August 8, 2007 by Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, certain of their Subsidiaries as Guarantors, and Bank of America, N.A., as First Lien Collateral Agent, Second Lien Collateral Agent, and Control Agent(14)
10.35	Form of Third Amended and Restated Assignable Option Agreement dated as of August 8, 2007 by Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(14)
10.36
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.37
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.38
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.39
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Van Nuys Community Hospital(14)
10.40
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.41
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.42
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)

10.43	Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A., as Beneficiary, for the property constituting Van Nuys Community Hospital(14)
10.44	Form of Executive Employment Agreement dated August 8, 2007 between Alta Hospitals System, LLC, and Samuel S. Lee(12)
10.45	Form of Amendment to Executive Employment Agreement effective March 19, 2008 by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(13)
10.46	Second Amendment to Executive Employment Agreement, dated as of July 8, 2008, by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(18)
10.47	Form of Management Services Agreement between Pomona Valley Medical Group, Inc. and ProMed Health Care Administrators effective October 1, 1998(14)
10.48	Form of Management Services Agreement between Upland Medical Group, A Professional Medical Corporation and ProMed Health Care Administrators effective October 1, 2002(14)
10.49
Form of Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(14)
10.50
Form of Amendments to Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(20)
10.51
Form of Hospital Inpatient Services Agreement between Alta Hollywood Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(14)
10.52	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each of the former holders of Series B Convertible Preferred Stock(12)
10.53	Form of Non-Management Voting Agreement between Samuel S. Lee and certain non-management shareholders of Prospect Medical Holdings, Inc. (12)
10.54	Form of Management Voting Agreement between Samuel S. Lee and certain management shareholders of Prospect Medical Holdings, Inc.(12)
10.55
Form of First Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(15)
10.56
Form of Second Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(15)
10.57
Form of First Amendment to Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(15)
10.58
Form of Consent Under Second Lien Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(15)

10.59	Form of Amended and Restated Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.60
Form of Amended and Restated Second Lien Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.61
Form of First Amendment to Amended and Restated Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.62
Form of First Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.63	Resignation Agreement dated as of May 12, 2008 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(17)
10.64
Form of Second Amendment to Amended and Restated Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.65
Form of Second Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.66
Form of Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.67
Form of Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.68	Severance and Release Agreement dated as of June 4, 2008 between Prospect Medical Holdings, Inc. and Michael Terner(17)
10.69
Form of Third Amendment to First Lien Credit Agreement and First Amendment to Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.70
Form of Third Amendment to Second Lien Credit Agreement and First Amendment to Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.71	Fourth Amended and Restated Assignable Option Agreement, dated as of August 8, 2008, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Osmundo R. Saguil, M.D.(20)
10.72	Fifth Amended and Restated Assignable Option Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D.(20)
10.73	Second Amended and Restated Option Agreement, dated as of August 8, 2008, by and between Prospect Medical Group, Inc. and Osmundo R. Saguil, M.D.(20)

10.74	Third Amended and Restated Option Agreement, dated as of November 26, 2008, by and between Prospect Medical Group, Inc. and Arthur Lipper, M.D.(20)
10.75	Stock Purchase Agreement, dated as of August 8, 2008, by and among Prospect Medical Systems, Inc., Jacob Y. Terner, M.D., and Osmundo R. Saguil, M.D. (re. Group shares)(20)
10.76	Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Group shares)(20)
10.77	Stock Purchase Agreement, dated as of August 8, 2008, by and among Prospect Medical Systems, Inc., Jacob Y. Terner, M.D., and Osmundo R. Saguil, M.D. (re. Nuestra shares)(20)
10.78	Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Nuestra shares)(20)
10.79	Amended and Restated First Lien Pledge Agreement, dated as of August 8, 2008, by Osmundo R. Saguil, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.80	Second Amended and Restated First Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.81	Amended and Restated Second Lien Pledge Agreement, dated as of August 8, 2008, by Osmundo R. Saguil, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.82	Second Amended and Restated Second Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.83	Form of Indemnification Agreement between Prospect Medical Holdings, Inc. and each of its executive officers and directors(20)
10.84	Indemnification Agreement, dated November 26, 2008, by and between Prospect Medical Holdings, Inc. and Arthur Lipper, M.D.(20)
10.85	Prospect Medical Holdings, Inc. 2008 Omnibus Equity Incentive Plan(20)
10.86	Form of Incentive Stock Option Agreement for grant of incentive stock options to participants under our 2008 Omnibus Equity Incentive Plan(20)
10.87	Form of Non-Qualified Stock Option Agreement for grant of non-qualified stock options to participants under our 2008 Omnibus Equity Incentive Plan(20)
10.88	Non-Qualified Stock Option Agreement between Prospect Medical Holdings, Inc. and Samuel S. Lee, effective as of August 20, 2008(20)
10.89	Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to Mike Heather, dated as of August 15, 2008(20)
10.90	Form of Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to each of our outside directors, dated as of September 10, 2008(20)
14.1	Code of Ethics(8)
21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(20)
23.1	Consent of Ernst & Young LLP(20)
23.2	Consent of BDO Seidman, LLP(20)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(20)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(20)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(12)
Previously filed as an exhibit to Schedule 13D of Samuel S. Lee filed on August 20, 2007, and incorporated herein by reference.

(13)
Previously filed as an exhibit to Schedule 13D/A of Samuel S. Lee filed on April 22, 2008, and incorporated herein by reference.

(14)
Previously filed as an exhibit to our annual report on Form 10-K filed on June 2, 2008, and incorporated herein by reference.

(15)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2008, and incorporated herein by reference.

(16)
Previously filed as Appendix A to our definitive proxy statement filed on July 10, 2008 and incorporated herein by reference.

(17)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2008, and incorporated herein by reference.

(18)
Previously filed as an exhibit to Schedule 13D/A of Samuel S. Lee filed on August 15, 2008, and incorporated herein by reference.

(19)
Previously filed as an exhibit to Schedule 13D/A of Samuel S. Lee filed on August 27, 2008, and incorporated herein by reference.

(20)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)
Date: December 26, 2008	By:	/s/ SAMUEL S. LEE Samuel S. Lee Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL S. LEE Samuel S. Lee	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	December 26, 2008
/s/ MIKE HEATHER Mike Heather	Chief Financial Officer (Principal Financial and Accounting Officer)	December 26, 2008
/s/ DAVID A. LEVINSOHN David A. Levinsohn	Director	December 26, 2008
/s/ JEEREDDI PRASAD, M.D. Jeereddi Prasad, M.D.	Director	December 26, 2008
/s/ GLENN R. ROBSON Glenn R. Robson	Director	December 26, 2008
/s/ KENNETH SCHWARTZ Kenneth Schwartz	Director	December 26, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Prospect Medical Holdings, Inc.
Los Angeles, California

        We have audited the accompanying consolidated balance sheet of Prospect Medical Holdings, Inc. (the "Company") as of September 30, 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prospect Medical Holdings, Inc. as of September 30, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended September 30, 2008.

        As discussed in Note 2 to the consolidated financial statements, effective October 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109."

                      /s/ BDO SEIDMAN, LLP

Costa Mesa, California
December 24, 2008

 Report of Independent Registered Public Accounting Firm

Board of Directors
Prospect Medical Holdings, Inc.

        We have audited the accompanying consolidated balance sheet of Prospect Medical Holdings, Inc. (the "Company") as of September 30, 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2007. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prospect Medical Holdings, Inc. at September 30, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
May 28, 2008, except Notes 4, 8 and 15
as to which the date is December 24, 2008

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$33,582,686	$22,094,693
Investments, primarily restricted certificates of deposit	637,213	636,592
Patient accounts receivable, net of allowance for doubtful accounts of $3,890,762 and $4,447,364 at September 30, 2008 and 2007	18,314,495	15,840,292
Government program receivables	4,365,063	4,273,944
Risk pool receivables	337,948	179,184
Other receivables	2,598,466	2,111,214
Third party settlements	216,198	—
Notes receivable, current portion	224,063	59,072
Refundable income taxes	2,653,634	5,041,272
Deferred income taxes, net	5,788,068	3,394,872
Prepaid expenses and other	4,235,925	3,763,743
Assets—discontinued operations	—	788,636

Total current assets	72,953,759	58,183,514
Property, improvements and equipment:
Land and land improvements	18,452,000	18,452,000
Buildings	22,233,000	22,233,000
Leasehold improvements	1,504,656	1,418,355
Equipment	10,627,945	9,494,121
Furniture and fixtures	912,622	957,482

	53,730,223	52,554,958
Less accumulated depreciation and amortization	(7,911,229)	(4,411,690)

Property, improvements and equipment, net	45,818,994	48,143,268
Notes receivable, long term portion	238,334	490,260
Deposits and other assets	778,343	776,282
Deferred financing costs	661,481	7,430,636
Goodwill	128,877,234	129,121,934
Other intangible assets, net	47,739,873	51,989,017

Total assets	$297,068,018	$296,134,911

The accompanying notes are an integral part of the consolidated financial statements

PROSPECT MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2008	September 30, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$20,480,380	$21,405,960
Accounts payable and other accrued liabilities	16,295,770	14,424,173
Third-party settlements	—	1,034,170
Accrued salaries, wages and benefits	11,256,563	6,578,924
Current portion of capital leases	340,681	355,966
Current portion of long-term debt	12,100,000	8,000,000
Other current liabilities	107,181	1,250,414
Liabilities—discontinued operations	—	2,727,683

Total current liabilities	60,580,575	55,777,290
Long-term debt, less current portion	131,920,730	138,750,000
Deferred income taxes, net	24,433,362	28,669,304
Malpractice reserve	786,000	645,000
Capital leases, net of current portion	442,191	644,058
Interest rate swap liability	6,013,168	1,934,016
Other long-term liabilities	—	100,000

Total liabilities	224,176,026	226,519,668
Minority interest	80,664	79,486
Commitments, Contingencies and Subsequent Event
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, 1,672,880 issued and outstanding at September 30, 2007	—	16,728
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,508,444 and 11,402,567 shares issued and outstanding at September 30, 2008 and 2007	205,084	114,025
Additional paid-in capital	93,407,031	89,751,225
Accumulated other comprehensive loss	(4,917,384)	(255,253)
Accumulated deficit	(15,883,403)	(20,090,968)

Total shareholders' equity	72,811,328	69,535,757

Total liabilities and shareholders' equity	$297,068,018	$296,134,911

The accompanying notes are an integral part of the consolidated financial statements

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30
	2008	2007
Revenues:
Managed care revenues	$202,843,721	$146,975,969
Net patient revenues	126,692,318	15,583,040

Total revenues	329,536,039	162,559,009
Operating expenses:
Managed care cost of revenues	158,907,312	119,656,864
Hospital operating expenses	84,352,583	10,699,194
General and administrative	57,398,897	31,896,776
Depreciation and amortization	7,788,950	2,996,555
Impairment of goodwill and intangibles	—	27,512,420

Total operating expenses	308,447,742	192,761,809
Operating income from unconsolidated joint venture	2,562,839	2,663,544

Operating income (loss)	23,651,136	(27,539,256)
Other (income) expense:
Investment income	(615,717)	(1,096,552)
Interest expense and amortization of deferred financing costs	22,340,749	5,048,917
(Gain) loss on value of interest rate swap arrangements	(3,095,549)	868,480
Loss on debt extinguishment	8,308,466	—

Total other expense, net	26,937,949	4,820,845

Loss from continuing operations before income taxes	(3,286,813)	(32,360,101)
Income tax benefit	(1,326,583)	(8,912,953)

Loss from continuing operations before minority interest	(1,960,230)	(23,447,148)
Minority interest	1,176	10,039

Loss from continuing operations	(1,961,406)	(23,457,187)
Income (loss) from discontinued operations, net of tax (Note 4)	6,168,971	(10,019,564)

Net income (loss) before preferred dividends	4,207,565	(33,476,751)
Dividends to preferred stockholders	(6,759,571)	(1,122,319)

Net loss attributable to common stockholders	$(2,552,006)	$(34,599,070)

Per share data:
Net income (loss) per share attributable to common stockholders:
Basic and Diluted:
Continuing operations	$(0.68)	$(2.90)
Discontinued operations	$0.48	$(1.18)

Net loss attributable to common stockholders	$(0.20)	$(4.08)

The accompanying notes are an integral part of the consolidated financial statements

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class A Common Stock Number of Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total, Net
Balance at September 30, 2006	7,186,977	$71,869	—	$—	$20,345,805	$—	$13,385,783	$33,803,457
Options exercised	565,973	5,660	—	—	1,410,978	—	—	1,416,638
Stock-based compensation	—	—	—	—	509,235	—	—	509,235
Stock issued for ProMed acquisition	1,543,237	15,432	—	—	6,944,568	—	—	6,960,000
Stock issued for Alta acquisition	1,887,136	18,871	1,672,880	16,728	60,994,685	—	—	61,030,284
Refund of fractional shares	(131)	(1)	—	—	(590)	—	—	(591)
Accrued dividends on preferred stock	—	—	—	—	(1,122,319)	—	—	(1,122,319)
Tax benefit of options exercised	—	—	—	—	(115,105)	—	—	(115,105)
Warrants exercised	219,375	2,194	—	—	783,968	—	—	786,162
Comprehensive loss:
Net loss before preferred dividends	—	—	—	—	—	—	(33,476,751)	(33,476,751)
Unrealized losses on cash flow hedges (net of income tax effect of $168,997)	—	—	—	—	—	(255,253)	—	(255,253)

Subtotal—comprehensive loss	—	—	—	—	—	(255,253)	(33,476,751)	(33,732,004)

Balance at September 30, 2007	11,402,567	114,025	1,672,880	16,728	89,751,225	(255,253)	(20,090,968)	69,535,757
Accrued dividends on preferred stock	—	—	—	—	(6,759,571)	—	—	(6,759,571)
Conversion of preferred stock	8,364,400	83,644	(1,672,880)	(16,728)	(66,916)	—	—	—
Forgiveness of dividends to preferred stockholders	—	—	—	—	7,881,890	—	—	7,881,890
Options exercised	380,000	3,800	—	—	1,196,200	—	—	1,200,000
Restricted Stock	30,000	300			74,700			75,000
Stock-based compensation	133,333	1,334	—	—	1,367,484	—	—	1,368,818
Warrants exercised	198,144	1,981	—	—	(1,981)	—	—	—
Sale of the AV Entities	—	—	—	—	(36,000)			(36,000)
Comprehensive loss:
Net income before preferred dividends	—	—	—	—	—	—	4,207,565	4,207,565
Unrealized losses on cash flow hedges (net of income tax effect of $3,172,568)	—	—	—	—	—	(4,662,131)	—	(4,662,131)

Subtotal—comprehensive loss	—	—	—	—	—	(4,662,131)	4,207,565	(454,566)

Balance at September 30, 2008	20,508,444	$205,084	—	$—	$93,407,031	$(4,917,384)	$(15,883,403)	$72,811,328

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007
Operating activities:
Net income (loss) before preferred dividends	$4,207,565	$(33,476,751)
Adjustments to reconcile net income (loss) before preferred dividends to net cash provided by operating activities:
Depreciation and amortization	7,788,950	2,996,555
Amortization of deferred financing costs	800,557	1,140,568
Loss on debt extinguishment	8,308,466	—
Provision for bad debts	5,887,976	1,018,745
Gain on sale of assets	65,407	—
Pretax gain on sale of AV Entities	(7,014,211)	—
Payment-in-kind interest expense	219,679	—
Deferred income taxes, net	(2,992,241)	(7,265,208)
Amortization of other accumulated comprehensive income related to interest swap arrangements	491,492	—
(Gain) loss on interest rate swap arrangements	(3,587,040)	868,480
Stock based compensation	1,443,818	509,235
Excess benefits from options exercised	—	115,105
Impairment of goodwill and identifiable intangibles	—	27,512,420
Loss from discontinued operations	431,186	10,019,564
Changes in assets and liabilities, net of effect of assets acquired and liabilities assumed in purchase transactions:
Risk pool receivables	(158,764)	1,835,332
Patient and other receivables	(9,108,923)	517,761
Prepaid expenses and other current assets	(472,183)	238,255
Refundable income taxes and taxes payable	2,387,639	(935,293)
Deposits and other assets	(2,061)	(252,418)
Accrued medical claims and other health care costs payable	(925,580)	4,738,435
Accounts payable and other accrued liabilities	5,039,729	(3,015,265)
Net cash provided by operating activities from discontinued operations	(546,279)	259,324

Net cash provided by operating activities	12,265,182	6,824,844

Investing activities:
Purchase of property, improvements and equipment	(1,103,940)	(916,413)
Decrease in note receivable	39,110	40,510
Cash paid for acquisitions, net of cash received	325,588	(128,074,804)
Capitalized expenses related to acquisitions	(80,887)	(1,495,032)
(Increase) decrease in restricted certificates of deposit	(621)	229,652
Other investing activities	1,176	(2,395)
Net cash provided by (used in) investing activities from discontinued operations	5,185,354	(6,246)

Net cash provided by (used in) investing activities	4,365,780	(130,224,728)

Financing activities:
Borrowings from term loans	—	193,000,000
Cash paid for deferred financing costs	(729,451)	(7,809,728)
Borrowings on line of credit	17,750,000	3,000,000
Repayments on line of credit	(13,750,000)	(2,500,000)
Repayments of long-term debt	(9,219,366)	(10,854,199)
Repayments of capital leases	(394,152)	(52,008)
Repayment of ProMed acquisition debt	—	(48,000,000)
Proceeds from exercises of stock options and warrants	1,200,000	2,202,801
Excess benefits from options exercised	—	(115,105)
Payment of fractional shares	—	(591)

Net cash (used in) provided by financing activities	(5,142,969)	128,871,170

Net increase in cash and cash equivalents	11,487,993	5,471,286
Cash and cash equivalents at beginning of year	22,094,693	16,623,407

Cash and cash equivalents at end of year	$33,582,686	$22,094,693

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended September 30,
	2008	2007
Supplemental disclosure of cash flow information
Details of businesses acquired:
Fair value of assets acquired	$—	$263,287,599
Liabilities assumed or created	—	(129,503,025)
Less cash acquired	—	(5,709,770)

Net cash paid for acquisition(s)	$—	$128,074,804

Equipment acquired under capital lease	$177,077	$—

Accrued dividend to preferred shareholders	$6,759,571	$1,122,319

Forgiveness of accrued dividend by preferred shareholders	$7,881,890	$—

Interest paid	$20,194,265	$4,175,888

Income taxes paid	$1,300,000	$1,011,148

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

        Prospect Medical Holdings, Inc. ("Prospect," or the "Company") is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Healthcare System, Inc. ("Alta"), the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. With the acquisition of Alta, the Company now also owns and operates four community-based hospitals in Southern California and its operations are now organized into three primary reportable segments, IPA Management and Hospital Services, as discussed below, and Corporate.

  Liquidity and Recent Operating Results

        During fiscal 2008 and 2007, the Company reported operating losses within its IPA Management segment. As discussed in Notes 4 and 9, in fiscal 2008, the Company recorded an $8.3 million non-cash loss on debt extinguishment, which was offset by a $3.1 million non-cash gain on interest rate swaps and a $7 million gain on divestiture related to its discontinued operations. In the fourth quarter of fiscal 2007, the Company recorded a non-cash impairment charge of approximately $38.8 million ($27.5 million in continuing operations, $11.3 million in discontinued operations) to write off goodwill and intangibles related to legacy (i.e. non ProMed) IPA entities, which resulted in overall losses in the Company's IPA Management operations. Any future improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries have required and will continue to require significant investment and management attention. Management is reviewing its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets (see Note 4).

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with its lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (monthly, for the test periods April 30, 2008 through June 30, 2009) based on consolidated trailing twelve-month operating results, including the pre-acquisition operating results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control.

        While the Company has met all debt service requirements timely, it did not however comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008, as further discussed in Note 9. The Company and its lenders entered into a series of forbearance agreements and on May 15, 2008, the credit facilities were formally modified to waive past defaults, amend certain covenant provisions prospectively and make changes to the interest rates and payment terms. These changes resulted in a substantial modification to the credit facilities, which is accounted for as an extinguishment of the existing debt during the quarter ended June 30, 2008 and the modified instruments are recorded as new debt obligations.

        As of September 30, 2008, the Company was in compliance with all covenants and believes that it will be able to comply with all covenants, as modified, through the next twelve months. As such, it has included scheduled payments due after twelve months from the balance sheet date as non-current liabilities at September 30, 2008 and 2007.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

        Management has implemented a plan to improve the operating results of the legacy IPA Management operations, including measures to retain enrollment, increase health plan reimbursements and reduce medical costs. However, there can be no assurance that the Company's operational improvement efforts will have a successful outcome and that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full and immediate repayment of the loans, if under default, which would negatively impact the Company's liquidity, ability to operate and ability to continue as a going concern.

  IPA Management

        The IPA Management segment is a health care management services organization that provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. The affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services. As discussed below and in Note 4, effective August 1, 2008, the Company sold the AV Entities to a third party for total consideration of $8 million. Prospect currently manages the provision of prepaid health care services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of September 30, 2008 (each, an "Affiliate"):

  Prospect Medical Group, Inc. (PMG)
  Santa Ana-Tustin Physicians Group, Inc. (SATPG)
  Prospect Health Source Medical Group, Inc. (PHS)
  Prospect Professional Care Medical Group, Inc. (PPM)
  Prospect NWOC, Inc. (PNW)
  Starcare Medical Group, Inc. (PSC)
  APAC Medical Group, Inc. (APA) (Inactive)
  Nuestra Famila Medical Group, Inc. (Nuestra)
  AMVI/Prospect Health Joint Venture (AMVI/Prospect)
  Genesis HealthCare of Southern California (Genesis)
  Pomona Valley Medical Group (PVMG)*
  Upland Medical Group (UMG)*

*
PVMG and UMG are collectively referred to as ProMed

        These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by PMH:

  Prospect Medical Systems (PMS)
  ProMed Health Care Administrators, Inc. (PHCA)

        As discussed in Note 4, effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), whereby it sold all of the issued and outstanding stock of Sierra Medical Management, Inc. ("SMM") and all of the issued and outstanding stock of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (the "AV

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

Entities"). The results of operations of the AV Entities have been classified as discontinued operations for all periods presented and are excluded from the disclosures herein.

        All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 55% owned by PMG and AMVI/Prospect which is a 50/50 Joint Venture between AMVI and PMG. PMG is owned by a nominee physician shareholder. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying Consolidated Financial Statements.

        The AMVI Joint Venture was formed for the sole purpose of combining enrollment in order to meet minimum enrollment levels required for participation in the CalOPTIMA Medicaid (Medi-Cal in California) program in Orange County, California. The joint venture ownership is set at 50/50 to prevent either party from exerting control over the other; however, AMVI and Prospect's businesses are operated autonomously, and enrollees, financial results and cash flows are each separately tracked and recorded. In accordance with the joint venture partnership agreement, profits and losses are not split in accordance with the partnership ownership interest, but rather, are directly tied to the results generated by each separate portion of the business. Separate from any earnings the Company generates from their portion of business within the joint venture, the Company also earns fees for management services they provide to their partner in the joint venture. The Company accounts for their interest in the joint venture partnership using the equity method of accounting. The Company includes in the financial statements only the net results attributable to those enrollees specifically identified as assigned to the Company, together with the management fee that they charge for managing those enrollees specifically assigned to the other joint venture partner. Note 14 contains summarized unaudited financial information for the joint venture.

        Prospect Medical Systems, one of the Company's management company subsidiaries ("PMS"), has entered into an assignable option agreement with PMG and the nominee physician shareholder of PMG. Under the assignable option agreement, Prospect acquired an assignable option for a nominal amount from PMG and the nominee shareholder to purchase all or part of PMG's assets (the Asset Option) and the right to designate the purchaser (successor physician) for all or part of PMG's issued and outstanding stock held by the nominee physician shareholder (the Stock Option) in its sole discretion. The Company may also assign the assignable option agreement to any person. The assignable option agreement has an initial term of 30 years and is automatically extended for additional terms of 10 years each, as long as the term of the related management services agreement described below (the Management Agreement) is automatically extended. Upon termination of the Management Agreement with PMG, the related Asset Option and Stock Option are automatically and immediately exercised. The Asset and Stock Options may be exercised separately or simultaneously for a purchase price of $1,000 each. Under these nominee shareholder agreements, Prospect has the unilateral right to establish or effect a change of the nominee, at will, and without the consent of the nominee, on an unlimited basis and at nominal cost throughout the term of the Management Agreement. In addition to the Management Agreement with PMG, Prospect, through one of its management company subsidiaries, has a management agreement with each Affiliate. The term of the Management Agreements is generally 30 years. PMG is the nominee shareholder of SATPG, PHS, PPM, PNW, PSC, APA, Nuestra (as to a 55% interest), Genesis, PVMG, and UMG.

        The Company's Affiliates have each entered into a Management Agreement whereby the Affiliate has agreed to pay a management fee to PMS or PHCA, as applicable (each of which is a wholly-owned subsidiary of Prospect). The fee is based in part on the costs to the management company and on a

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

percentage of revenues the Affiliate receives (i) for the performance of medical services by the Affiliate's employees and independent contractor physicians and physician extenders, (ii) for all other services performed by the Affiliates, and (iii) as proceeds from the sale of assets or the merger or other business combination of the Affiliates. The management fee also includes a fixed fee for marketing and public relations services. The revenue from which this fee is determined includes medical capitation, all sums earned from participation in any risk pools and all fee-for-service revenue earned. Except in the case of Nuestra and AMVI/Prospect, the Management Agreements have initial terms of 30 years, renewable for successive 10-year periods thereafter, unless terminated by either party for cause. In the case of Nuestra, its Management Agreement has an initial 10 year term renewable for successive 1 year terms. In the case of AMVI/Prospect, its Management Agreement has a 1 year term with successive 1 year renewal terms. In return for payment of the management fee, Prospect has agreed to provide financial management, information systems, marketing, advertising, public relations, risk management, and administrative support, including for utilization review and quality of care. The Company has exclusive decision-making authority with respect to the establishment and preparation of operating and capital budgets, and the establishment of policies and procedures for the Affiliates, and makes recommendations for the development of guidelines for selection and hiring of health care professionals, compensation payable to such personnel, scope of services to be provided, patient acceptance policies, pricing of services, and contract negotiation and execution. At its cost, Prospect has assumed the obligations for all facilities, medical and non-medical supplies, and employment of non-physician personnel of its affiliated medical clinics.

        The management fee earned by Prospect fluctuates based on the profitability of each wholly-owned Affiliate. Prospect is allocated a 50% residual interest in all profits after the first 8% of the profits or a 50% residual interest in the losses of the Affiliate, after deduction for costs to the management company and physician compensation. The remaining balance is retained by the Affiliates. Supplemental management fees are periodically negotiated where significant incremental efforts and expense have been incurred by Prospect on behalf of the Affiliates.

        The Management Agreements are not terminable by the Affiliates except in the case of gross negligence, fraud or other illegal acts of Prospect, or bankruptcy of the Company. Through the Management Agreements and the Company's relationship with the nominee shareholder of each Affiliate, Prospect has exclusive authority over all decision-making related to the ongoing major or central operations of the physician practices. The Company, however, does not engage in the practice of medicine.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business (Continued)

        As of September 30 Prospect managed health care services is comprised of the following number of enrollees under contracts with various health plans:

	Commercial	Senior	MediCal	Total
2007	169,700	22,600	28,500	220,800
2008	144,700	21,900	27,400	194,000

  Hospital Services

        Alta Healthcare System, Inc. ("Alta"), acquired on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. Alta and its subsidiaries (collectively, the "Hospital Services segment") own and operate four hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers, including commercial insurance carriers, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs").

2. Significant Accounting Policies

  Basis of Presentation

        The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. The subsidiaries which have been consolidated under Emerging Issues Task Force No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements" (EITF 97-2), would also be consolidated under the provisions of Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). The underlying entities (subsidiaries) have been determined to be variable interest entities due to the existence of a call option under which the Company has the ability to require the holders of all of the voting common stock of the underlying subsidiaries to sell their shares at a fixed nominal price ($1,000) to another designated physician chosen by the Company. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has a management agreement with the subsidiaries and the holders of the voting common stock of the subsidiaries which allows the Company to direct all of the activities of the subsidiaries, retain all of the economic benefits and assume all of the risks associated with ownership of the subsidiaries. In this manner, the Company has all of the economic benefits and risks associated with the subsidiaries, but has disproportionately few voting rights (based on the terms of the equity). Substantially all of the activities of the subsidiaries are conducted on behalf of the Company and, as such, the subsidiaries are variable interest entities due to the fact that they violate the anti-abuse clause provisions in FIN 46. As the Company retains all of

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

the economic benefits and assumes all of the risks associated with ownership of the subsidiaries, the Company is considered to be the primary beneficiary of the activities of the subsidiaries. As a result, the Company must consolidate the underlying subsidiaries under FIN 46. All significant intercompany transactions have been eliminated in consolidation.

  Discontinued Operations

        As discussed in Note 4, effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), whereby it agreed to sell all of the issued and outstanding stock of certain of its subsidiaries, including Sierra Medical Management ("SMM"), Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively, the "AV Entities") to a third party. As required by the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the AV Entities and their operations have been presented in the consolidated financial statements as discontinued operations for all periods presented. All prior year amounts have been reclassified in accordance with SFAS No. 144 provision. All references to operating results reflect the ongoing operations of the Company, excluding the AV Entities unless otherwise noted.

  Revenues and Cost Recognition

        Revenues by reportable segment are comprised of the following amounts:

	Year ended September 30,
	2008	2007
IPA management(1)
Capitation	$200,716,947	144,896,040
Management fees	553,040	697,101
Other	1,573,734	1,382,828

Total revenues: IPA management	$202,843,721	146,975,969
Hospital services(2)
Inpatient	$118,218,782	$14,198,911
Outpatient	6,667,829	1,055,614
Other	1,805,707	328,515

Total revenues: Hospital services	$126,692,318	$15,583,040

Total revenues	$329,536,039	162,559,009

    (1)
    ProMed revenues have been included in the accompanying consolidated revenues since its June 1, 2007 acquisition date.

    (2)
    The Company did not have a Hospital Services segment prior to the acquisition of Alta on August 8, 2007. Alta revenues have been included in the Company's consolidated revenues since its acquisition date.

        The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. With the acquisition of Alta

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Healthcare System, Inc. in August 2007, the Company's operations are now organized into three reporting segments: (i) IPA management, (ii) Hospital services and (iii) Corporate (see Note 15).

  IPA Management Segment

  Managed Care Revenues

        Operating revenue of the IPA Management Segment consists primarily of payments for medical services provided by the Affiliates under capitated contracts or fee-for-service arrangements with various managed care providers including HMOs. Capitation revenue under HMO contracts is prepaid monthly to the Affiliates based on the number of enrollees electing any one of the Affiliates as their health care provider. See "Concentrations of Credit Risks" below for revenues received from the five largest contracted HMOs.

        Capitation revenue (net of capitation withheld to fund risk share deficits discussed below) is recognized in the month in which the Affiliates are obligated to provide services. Minor ongoing adjustments to prior months' capitation, primarily arising from contracted HMOs' finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, in calendar 2004, Medicare began a four year phase-in of a revised capitation model for managed care beneficiaries. Previously, monthly capitation revenue was based on age, sex and location determined prospectively and was not subject to adjustments. Under the revised payment model referred to as the "Risk Adjustment model," Medicare compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with healthier enrollees will receive less. The four year phase-in period is now complete. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods (generally in the fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company does not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized in the year to which they relate, generally in the fourth quarter, when those changes are communicated by the health plans to the Company. The Company received and recorded as an addition to revenue, approximately $1.6 million and $1.5 million in positive capitation risk adjustments in the fourth quarter of fiscal 2008 and 2007, primarily pertaining to services for each respective year.

        HMO contracts also include provisions to share in the risk for hospitalization, whereby the Affiliate can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Except for two contracts, representing a small percentage of the Company's enrollees, where the Company is contractually obligated for downside risk, any shared risk deficits are not payable until and unless the Company generates future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is typically extinguished. Due to the lack of access to timely inpatient utilization information and the difficulty in estimating the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year. In fiscal 2008 and

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

2007, managed care revenues include approximately $472,000 and ($1,000,000), respectively, of additional (reduction in) revenues due to favorable (unfavorable) settlements on prior year risk-sharing arrangements. At September 30, 2008 and 2007, contingent liabilities for carry-forward risk-pool deficits expected to be forgiven, or offset against future surpluses were $2,646,820 and $1,664,564, respectively, based on the available information from the health plans.

        In addition to risk-sharing revenues, the Company also receives incentives under "pay-for-performance" programs for quality medical care based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of the fiscal year and are recorded when such amounts are known.

        Management fee revenue is earned in the month the services are rendered. Management fee arrangements provide for compensation ranging from 8.5% of revenues to 15% of revenues. The Company provides management services to affiliated providers whose results are consolidated in the Company's financial statements under management fee arrangements based on cost, a fixed marketing fee, a percentage of revenues and a percentage of net income or loss. Revenues and expenses relating to these inter-entity agreements have been eliminated in consolidation.

        In connection with providing services to HMO enrollees, the Affiliates are responsible for the medical services their affiliated physicians provide to assigned HMO enrollees.

  Managed Care Cost of Revenues

        The cost of health care services consists primarily of capitation and claims payments, pharmacy costs and incentive payments to contracted providers. These costs are recognized in the period incurred, or when the services are provided. Claims costs also include an estimate of the cost of services which have been incurred but not yet reported. The estimate for accrued medical costs is based on projections of costs using historical studies of claims paid and adjusted for seasonality, utilization and cost trends. These estimates are subject to trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management records its best estimate of the amount of medical claims incurred at each reporting period. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. See Note 13 for changes in claims estimates during the years ended September 30, 2008 and 2007.

        In addition to contractual reimbursements to providers, the Company also makes discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments received by the Company. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, the Company also records the discretionary physician bonuses in the same period. In fiscal 2008 and 2007, the Company recorded discretionary physician incentives expense totaling approximately $3,615,000 and $421,000, respectively.

        The Company also regularly evaluates the need to establish premium deficiency reserves for the probability that anticipated future health care costs could exceed future capitation payments from HMOs under capitated contracts. To date, management has determined that no significant premium

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

deficiency reserves have been necessary. In addition, the Company maintains an insurance policy that provides stop loss coverage for health care costs that are in excess over future capitation payments.

  Hospital Services Segment

  Net Patient Service Revenues

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. The Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others in the period in which services are rendered. The Company has agreements with third-party payers, including Medicare, Medi-Cal, managed care and other insurance programs that provide for payments at amounts different from the Company's established rates. These payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments, as further described below. Estimates of contractual allowances are based upon the payment terms specified in the related contractual agreements. The Company accrues for amounts that it believes may ultimately be due to or from the third party payers. Normal estimation differences between final settlements and amounts accrued in previous years are reported as changes in estimates in the current year. Outstanding receivables, net of allowances for contractual discounts and bad debts, are included in patient accounts receivable in the accompanying balance sheets. A summary of the payment arrangements with major third-party payers follows:

          Medicare: Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic, and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. The Company is also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement, which amounts totaled approximately $214,000 in fiscal 2008. These differences were not significant for the period August 8, 2007 to September 30, 2007. Cost report settlements are recorded as third-party settlements receivable or payable in the accompanying balance sheets.

          Medi-Cal: Inpatient services rendered to Medi-Cal program beneficiaries are paid at contracted per diem rates. The per diem rates are not subject to retrospective adjustment. Outpatient services are paid based on prospectively determined rates per procedure provided. The Alta hospitals are eligible to participate in the State of California Medi-Cal Disproportionate Share ("DSH") programs, under which medical facilities that serve a disproportionate number of low-income patients receive additional reimbursements. Eligibility is determined annually based on prescribed guidelines. The Company accrues a receivable each month based on the expected total annual DSH payments. Differences between the estimated and the actual award (which have not been significant) are recorded in the period known. The Medi-Cal DSH receivable as of September 30, 2008 and 2007 totaled approximately $4,365,000 and $4,274,000, respectively, and were included in government program receivables in the accompanying consolidated balance sheet. For fiscal 2008, total Medi-Cal DSH payments received by our hospitals were approximately

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  $11,276,000, compared to none for the period August 8, 2007 through September 30, 2007 and total Medi-Cal DSH revenues recorded were approximately $11,368,000, compared to $1,678,000 for the period August 8, 2007 through September 30, 2007.

          Managed Care: The Company has also entered into payment agreements with certain commercial insurance carriers, HMOs, and PPOs. The basis for payment under these agreements includes prospectively determined rates per discharge, per diems and discounts from established charges. Certain agreements also include stop-loss provisions where the Company receives additional reimbursement when charges incurred exceed a predetermined amount. Where the Company provides medical care on a non-contracted basis, it receives standard billed charges or rates negotiated on a case by case basis.

  Provisions for Contractual Allowances and Doubtful Accounts

        Collection of receivables from third-party payers and patients is the Company's primary source of cash and is critical to their operating performance. The Company closely monitors its historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions for contractual allowances are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts management estimates and records. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient's responsibility, primarily co-payments and deductibles. Payments for services may also be denied due to issues over patient eligibility for medical coverage, the Company's ability to demonstrate medical necessity for services rendered and payer authorization of hospitalization. The Company estimates the provisions for doubtful accounts based on general factors such as payer mix, the age of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts, and makes adjustments to the Company's allowances as warranted.

        See "Concentrations of Credit Risks" below for discussion of revenues received from the Medicare and Medi-Cal programs.

Property, Improvements and Equipment

        Property, improvements and equipment are stated on the basis of cost or, in the case of acquisitions, at their acquisition date fair values. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is provided using the straight-line basis over the shorter of the remaining lease period or the estimated useful lives of the leasehold improvements. Leasehold improvements are generally depreciated over five to ten years, buildings are depreciated over twenty to twenty-eight years, equipment is depreciated over two to five years and furniture and fixtures are depreciated over two to seven years. Equipment capitalized under lease obligations are amortized over the life of the lease. At September 30, 2008 and 2007, the Company had assets under capitalized leases of approximately $2,053,000 and $1,792,000, respectively.

        Depreciation expense was approximately $3,540,000 and $1,094,000 for the years ended September 30, 2008 and 2007, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets totaled approximately $176,617,000 and $181,111,000 at September 30, 2008 and 2007, respectively, and arose as a result of the ProMed and Alta business acquisitions. Intangible assets include customer relationships, covenants not-to-compete, trade names and provider networks. Goodwill represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired, including identifiable intangible assets. In conjunction with these acquisitions, management of the Company has reviewed the allocation of the excess of the purchase consideration (including costs incurred related to the acquisitions) over net tangible and intangible assets acquired, and has determined that the goodwill is primarily related to the operating platforms acquired through the addition of the existing renewable HMO contracts in the case of ProMed and new business segments in the case of the Alta acquisition. Acquisitions are discussed further in Note 3 below.

  Goodwill Impairment Test

        Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite useful lives are not amortized; rather they are reviewed annually for impairment for each reporting unit, or more frequently if impairment indicators arise. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized, if any. As further discussed in Notes 3 and 15, the Company has three reporting units, consisting of Alta, ProMed and Prospect (which includes all other affiliated physician organizations).

        The Company tests for goodwill impairment in the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed the fair value. In evaluating whether indicators of impairment exist, the Company considers adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, ability to maintain enrollment and renew payer contracts at favorable terms, among other factors. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of the reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes expected future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital, which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the "implied fair value" of the goodwill, which is compared to its corresponding carrying value (see Note 5).

  Long-Lived Assets and Amortizable Intangibles

        Long-lived assets, including property, improvement and equipment and amortizable intangibles, are evaluated for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company considers assets to be impaired and writes them down to fair value if estimated undiscounted cash flows

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

associated with those assets are less than their carrying amounts. Fair value is based upon the present value of the associated cash flows. Changes in circumstances (for example, changes in laws or regulations, technological advances or changes in strategies) may also reduce the useful lives from initial estimates. Changes in planned use of intangibles may result from changes in customer base, contractual agreements, or regulatory requirements. In such circumstances, management will revise the useful life of the long-lived asset and amortize the remaining net book value over the adjusted remaining useful life.

  Impairment Charge

        As a result of the impairment analyses for the Prospect reporting unit, the Company recorded a non-cash impairment charge totaling $27,512,420 in fiscal 2007, within the continuing IPA Management operation and $11,264,001 within the discontinued IPA Management operation. The impairment test on September 30, 2008 resulted in no impairment charge. At September 30, 2008, the remaining goodwill and intangibles related to the ProMed and Alta acquisitions (see Notes 3 and 5).

Medical Malpractice Liability Insurance

        Certain of the IPA Affiliates historically maintained claims-made basis medical malpractice insurance coverage on employed physicians of up to $1,000,000 per incident and $3,000,000 in the aggregate on an annual basis. Claims-made coverage covers only those claims reported during the policy period. The Company renews the claims-made policy each year. The individual physicians who contract with the Affiliates carry their own medical malpractice insurance. In the Hospital Services segment, Alta purchases professional and general liability insurance to cover medical malpractice claims under a claims-made policy. The Company has coverage of $10,000,000 per claim after a $1,000,000 payment by the Company, per claim. Under the policy, insurance premiums cover only those claims actually reported during the policy term. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims related to occurrences during the policy term but reported subsequent to the policy's termination may be uninsured.

        Accounting principles generally accepted in the United States of America require that a health care organization record and disclose the estimated costs of medical malpractice claims in the period of the incident of malpractice, if it is reasonably possible that liabilities may be incurred and losses can be reasonably estimated. The Company has recognized an estimated liability for incurred but not reported claims and the self-insured risks (including deductibles and potential claims in excess of policy limits) based upon an actuarial valuation of the Company's historical claims experience in the affiliated physician organizations and Alta. The claims liability at September 30, 2007 of $645,000 relates to Alta and was estimated using a discount factor of 6%. At September 30, 2008, the claims liability of $786,000 was estimated using a discount factor of 4.5%.

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

Workers' Compensation Insurance

        The IPA Affiliates purchase commercial coverage for workers' compensation claims. The policy has no deductibles and covers claims incurred during the policy period up to $1,000,000 per event and in the aggregate for employer's liability. Workers Compensation coverage for Alta is provided via a loss responsive rating plan under which the premium is determined after the policy has expired based on contractual factors, chiefly the loss experience of the insured during the policy term. The insured retains $250,000 of loss arising out of a single accident, including allocated loss adjustment expenses ("A.L.A.E."). The current plan is subject to an aggregate loss limit of $1,802,950. Losses within the deductible are funded via a cash loss fund and reconciled annually. Accruals for uninsured claims and claims incurred but not reported of $724,000 and $417,000 at September 30, 2008 and 2007, respectively, primarily relates to Alta and is estimated based upon an actuarial valuation of the Company's claims experience. Accruals were estimated using a discount factor ranging from 4.5% to 6%.

        The claim reserve is based on the best data available to the Company; however, the estimate is subject to a significant degree of inherent variability. The estimate is continually monitored and reviewed, and as the reserve is adjusted, the difference is reflected in current operations. While the ultimate amount of the claims liability is dependent on future developments, management is of the opinion that the associated liabilities recognized in the accompanying consolidated financial statements are adequate to cover such claims. Management is aware of no potential claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Earnings Per Share

        We follow SFAS No. 128, "Earnings per Share," which established standards regarding the computation of basic and diluted earnings per share ("EPS"). Basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive. Common stock issued at below estimated fair value on the issuance date is included in weighted average number of common shares as if such shares have been outstanding for all periods presented.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The calculations of basic and diluted net income (loss) per share for the fiscal years ended September 30 are as follows:

	Year ended September 30,
	2008	2007
Basic and Diluted:
Continuing operations	$(1,961,406)	$(23,457,187)
Dividends to preferred stockholders	(6,759,571)	(1,122,319)

	(8,720,977)	(24,579,506)
Discontinued operations	6,168,971	(10,019,564)

Net loss attributable to common stockholders	$(2,552,006)	$(34,599,070)

Weighted average number of common shares outstanding	12,885,415	8,488,986

Basic and Diluted net income (loss) per share attributable to common stockholders
Continuing operations	$(0.68)	$(2.90)
Discontinued operations	$0.48	$(1.18)

	$(0.20)	$(4.08)

        The number of stock options and warrants excluded from the computation of diluted earnings per share in fiscal 2008 were 5,087,367 and 665,973, respectively, prior to the application of the treasury stock method, due to their anti-dilutive effect.The number of stock options and warrants excluded from the computation of diluted earnings per share in fiscal 2007 were 2,249,906 and 1,016,536, respectively. 1,672,880 Series B preferred shares have also been excluded from diluted earnings per share in fiscal 2007 period, since their conversion is contingent upon stockholder approval and would have been anti-dilutive.

        Following such stockholder approval on August 13, 2008, the holders of all of the outstanding shares of Series B Preferred Stock elected to convert their preferred shares into Common Stock. The former holders also ceased to have any right to receive dividends on the preferred shares. All such dividends terminated and ceased to accrue, and all previously accrued dividends through August 13, 2008 were forgiven and the liability was reclassified to additional paid-in capital. Accordingly, an adjustment to additional paid-in-capital in the amount of $7,881,890 was recorded as of that date.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The following proforma basic and diluted earnings per share assume the conversion of preferred shares into common stock at a ratio of 1:5 at the issuance date:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Basic:
Loss from continuing operations	$(1,961,406)	$(23,457,187)
Income (loss) from discontinued operations	6,168,971	(10,019,564)

Net income (loss) attributable to common stockholders—proforma	$4,207,565	$(33,476,751)

Weighted average number of common shares outstanding—historical	12,885,415	8,488,986
Add weighted number of preferred shares converted to common shares	7,264,077	1,237,473

Weighted average number of common shares outstanding—proforma	20,149,492	9,726,459

Basic net income (loss) per share—proforma
Continuing operations	$(0.10)	$(2.41)
Discontinued operations	$0.31	$(1.03)

	$0.21	$(3.44)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), net of taxes, and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the swaps ceased to be eligible for hedge accounting under SFAS No. 133. As a result, all further changes in fair value of the swaps were recorded in the Consolidated Statements of Operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 continues to be amortized to interest expense, using the effective interest method, over the remaining life of the swaps.

Stock Options

        The Company has stock option and restricted stock agreements with certain directors, officers and employees. Stock-based compensation is accounted for under SFAS No. 123(R), "Share-Based Payment," and the supplemental implementation guidance in Staff Accounting Bulletin (SAB) No. 107. SFAS No. 123(R) requires compensation cost for all share-based payments in exchange for employee services to be measured at fair value. The Company generally issues shared- based awards at or above the market price of the underlying stock.

        Compensation costs for option awards are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards' service period. The fair value of restricted stock and restricted stock unit grants are determined on the date of grant, based on the number of shares granted and the quoted price of the Company's common stock. The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value of stock options granted. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments is presented in the statement of cash flows as a financing cash inflow.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The Company's equity awards vest based on continuous service and currently do not include performance or market vesting conditions. There are no liability awards that may be settled for cash.

Asset Retirement Obligations

        The Company recognizes the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" and Financial Accounting Standards Board (FASB) Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" (FIN 47), if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, management capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the accompanying Consolidated Statement of Operations.

Cash and Cash Equivalents

        Cash equivalents are considered to be all liquid investments with initial maturities of three months or less. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents due to non-performance by financial institutions.

Restricted Investments

        The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying consolidated balance sheet, as they are restricted for payment of current liabilities.

Standby Letter of Credit

        The Company is required to issue and maintain a standby letter of credit in the amount of $250,000 in connection with a procurement agreement with one of its vendors at Alta. As of September 30, 2008 and 2007, no amounts were used and outstanding on this standby letter of credit.

Deferred Financing Costs

        Deferred financing fees are amortized over the period in which the related debt is outstanding using the effective interest method. Deferred financing costs at September 30, 2008 and 2007 are as follows:

	2008			2007
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Deferred financing costs	$743,122	$81,641	$661,481	$7,573,814	$143,178	$7,430,636

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Income Taxes

        The Company accounts for income taxes under the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. The Company assesses the recoverability of its deferred tax assets and provides a valuation reserve when it is not more-likely-than-not the assets will be recovered. As of September 30, 2008 and 2007, the valuation allowance for deferred tax assets was $2,153,530 and $782,852, respectively.

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

Interest Rate Swaps

        Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, the Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is accounted for as a hedge, depending on the nature of the hedge, changes in its fair value are offset against either the change in fair value of assets, liabilities, or firm commitments through earnings. The Company's derivative instruments comprised two interest rate swap agreements which were entered into on May 16, 2007 in conjunction with the ProMed Acquisition and on September 5, 2007 in conjunction with the Alta Acquisition.

        The interest rate swap instruments were designated as cash flow hedges of expected interest payments on the term loans with the hedge effective date of the May 2007 instrument being December 31, 2007 and the hedge effective date of the September 2007 instrument being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were initially recorded as a component of other comprehensive income, net of taxes, and subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, the Company elected to discontinue hedge accounting. For these swaps, changes in the fair value of the interest rate swaps after March 31, 2008 are recorded as other income or expense. Total net gain (loss) on the interest rate swaps included in earnings for fiscal 2008

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

and 2007 were approximately $3.1 million and $(868,000), respectively. The effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 will be amortized as interest expense over the remaining life of the swap instruments.

        As of September 30, 2008, the fair value of the swaps increased to $1,578,704 from $844,183 as of September 30, 2007, with respect to the May 2007 swap and to $4,434,464 from $1,089,833 as of September 30, 2007, with respect to the September 2007 swap.

Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash held in financial institutions which exceeds the $250,000 insurance limit of the Federal Deposit Insurance Corporation, shared-risk receivables, receivables due from health plans, patient receivables from Medicare and Medi-Cal, and notes receivable.

        The Company invests excess cash in liquid securities at institutions with strong credit ratings. There are established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Management attempts to schedule the maturities of the Company's investments to coincide with the Company's expected cash requirements. Credit risk with respect to receivables is limited since amounts are generally due from large HMOs within the IPA Management segment and from the Medicare and Medi-Cal programs within the Hospital Services segment. Notes receivable are fully secured by collateral of equal or greater value. Management reviews the financial condition of these institutions on a periodic basis and does not believe the concentration of cash or receivables results in a high level of risk.

        The Company is subject to interest rate fluctuation under its floating rate credit facility and interest rate swap agreements.

        For the fiscal years ended September 30, 2008 and 2007, the IPA Management segment received between 76% and 79% of their capitation revenues from it's five largest HMOs and the Hospital

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Services segment received between 90% and 94% of their net patient revenues from Medicare and MediCal programs, as follows:

	Revenue Year Ended September 30, 2008	% of Total Revenue	Revenue Year Ended September 30, 2007	% of Total Revenue
IPA Management(1)
PacifiCare	$44,600,144	21%	$39,135,192	27%
Health Net	27,963,960	13%	25,812,192	18%
Blue Cross	29,713,672	14%	22,466,917	16%
Blue Shield	22,953,444	11%	16,796,783	12%
Inter Valley Health Plan (ProMed)	33,732,858	17%	10,624,831	6%

Totals	$158,964,078	76%	$114,835,915	79%

Hospital Services(2)
Medicare	$66,739,583	53%	$5,872,993	38%
MediCal	51,406,546	41%	8,054,390	52%

Totals	$118,146,129	94%	$13,927,383	90%

  (1)
  ProMed revenues have been included in the accompanying consolidated revenues since its June 1, 2007 acquisition date.

  (2)
  The Company did not have a Hospital Services segment prior to the acquisition of Alta on August 8, 2007. Alta revenues have been included in the Company's consolidated revenues since its acquisition date.

Use of Estimates

        The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

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

        In May 2007, the FASB published FASB Staff Position FIN 48-1 ("FSP FIN 48-1"), "Definition of Settlement in FASB Interpretation No. 48." FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

        The Company adopted the provisions of FIN 48 and FSP FIN 48-1 on October 1, 2007. There were no unrecognized tax benefits or interest and penalties recorded on income tax matters as of the date of adoption. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no decrease in deferred tax assets or changes in the valuation allowance. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

        Consolidated and separate income tax returns are filed with the U.S. Federal jurisdiction and in the State of California. The Company's filed tax returns are subject to examination by the IRS for tax year 2007, 2006 and 2005 and the State of California for fiscal years 2007, 2006, 2005 and 2004. Net operating losses that were incurred in prior years may still be adjusted by taxing authorities.

        The adoption of FIN 48 and FSP FIN 48-1 did not significantly impact the Company's consolidated financial condition, results of operations or cash flows. At September 30, 2008, the Company had net deferred tax liabilities of approximately $18.6 million. The net deferred tax liabilities are primarily composed of temporary differences between book and tax balances for intangible and capital assets acquired, loss on extinguishment of debt, interest rate swaps and loss carryforwards.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions (FSPs) on SFAS No. 157: FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13," and

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

FSP 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial items subject to deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company is required to adopt SFAS No. 157 on October 1, 2008 and is currently evaluating the impact of the provisions of SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," (SFAS No. 159). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 on October 1, 2008 and has not elected to measure any additional financial assets and liabilities at fair value.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) establishes new principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In general, SFAS No. 141(R) requires the acquiring entity to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective. This standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including recognition of contingent consideration and most pre-acquisition loss and gain contingencies at their acquisition-date fair values. It will also require companies to expense as incurred transaction costs, and recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination as adjustments to income tax expense. SFAS 141(R) will also place new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141(R) applies prospectively to business combinations in the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on October 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the accompanying Consolidated

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Financial Statements separate from the parent's equity. Net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and expanded disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company will adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for the fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of SFAS No. 161 and has not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

        In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP SFAS No. 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

        In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

        In September 2008, the FASB issued FASB Staff Position No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133" ("FSP SFAS No. 133-1") and FASB Interpretation No. 45-4, "Clarification of the Effective Date of FASB Statement

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

No. 161" ("FIN 45-4"). FSP SFAS No. 133-1 and FIN 45-4 amends FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP SFAS No. 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities." Disclosures required by SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP SFAS No. 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassification primarily relate to the discontinued operations treatment of the AV Entities, following their sale on August 1, 2008.

3. Acquisitions

ProMed Health Services Company

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

        The ProMed Acquisition, and $392,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,379,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing debt of Prospect Medical ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital and medical claims reserve adjustments. During fiscal 2008, the Company recorded a post-closing working capital adjustment of approximately $560,000 as a reduction in goodwill.

Alta Healthcare System, Inc.

        On August 8, 2007, the Company acquired all of the outstanding common shares of Alta Healthcare System, Inc., a California corporation ("Alta") and the name of the surviving entity was

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the "Alta Acquisition." Alta is a for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 351 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,935,000, comprised of repayment of approximately $41,500,000 of Alta's existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of $1,162,714. Each share of preferred stock was convertible into five common shares upon stockholder approval (which occurred on August 13, 2008). Prior to conversion, each share of preferred stock accrued dividends at 18% per year, compounding annually. Such dividends (amounting to $7,881,890) were canceled upon conversion to common shares on August 13, 2008, and the related liability reclassified to additional paid in capital. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock's closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of a common share on the acquisition date, plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was $153,772,000.

        The Alta Acquisition, the extinguishment of Alta's existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility arranged by Bank of America, comprising $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing (see Note 9 for discussion of long-term debt). Net proceeds of $141.1 million (net of issuance discount and financing costs of $6.9 million) were used to repay Alta's existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed acquisition debt, pay the cash portion of the purchase price of $51.3 million and fund $1.2 million in transaction costs.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the date of acquisition, the cash paid and the allocation of the purchase price for the ProMed Entities and Alta.

	ProMed	Alta
Acquisition costs
Cash consideration	$41,040,000	$51,257,675
Stock consideration	6,960,000	61,030,284
Debt assumption and repayments	—	41,484,650
Direct acquisition costs	392,354	1,162,714

Aggregate purchase consideration	$48,392,354	$154,935,323

Allocation of purchase price
Net tangible assets	$3,504,633	$54,001,536
Amortizable intangibles:
Customer relationships	25,200,000	—
Trade names	9,450,000	14,140,000
Covenants not-to-compete	940,000	2,240,000
Provider networks	1,200,000	—

Total amortizable intangible assets	$36,790,000	$16,380,000

Net deferred tax liabilities on book-tax basis difference in assets acquired	(14,240,798)	(21,984,928)

Goodwill	22,338,519	106,538,715

	$48,392,354	$154,935,323

Net cash paid
Aggregate purchase consideration	$48,392,354	$154,935,323
Stock consideration	(6,960,000)	(61,030,284)
Cash acquired	(5,331,339)	(376,182)

Net cash paid in acquisition	$36,101,015	$93,528,857

        The following table represents the acquired companies' summarized balance sheet at the date of acquisition:

	ProMed	Alta
Cash	$5,331,339	$376,182
Other current assets	5,772,794	26,052,818
Property and equipment	375,972	46,804,000
Other noncurrent assets	77,460	—
Accounts payable and current liabilities	(8,052,932)	(17,902,876)
Other noncurrent liabilities acquired	—	(1,328,588)

Tangible net assets	$3,504,633	$54,001,536

        Goodwill from the ProMed and Alta Acquisitions is primarily related to a new platform for future growth, driven by new geographic markets and business segments, as well as an experienced

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

management team and workforce. Through the ProMed Acquisition, the Company expanded into a new service market in the Pomona Valley and Inland Empire areas. With the Alta Acquisition, the Company purchased a hospital network. As a stock purchase, the goodwill and a significant portion of the intangible assets acquired in the ProMed and Alta Acquisitions are not deductible for income tax purposes. Future tax liabilities related to the fair value of these assets in excess of the tax deductible amounts have been recorded as deferred tax liabilities on the acquisition date (also see Note 8).

        The following unaudited pro forma financial information for the year ended September 30, 2007 gives effect to the acquisitions of ProMed and Alta as if they had occurred on October 1, 2006. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies, operational, or any other changes that might have been effected by the Company.

        Significant proforma adjustments include increased interest expense related to the acquisition debt, increased depreciation and amortization expense related to fixed assets and amortizable intangibles acquired, additional income taxes for acquired entities that previously operated as S-corporations, reduction in interest income to reflect cash consideration paid and distributions made by acquired entities to selling shareholders and the elimination of intercompany management fees among the ProMed Entities. Proforma adjustments also reflect the elimination of $7.3 million in transaction bonuses paid by certain acquired entities prior to the transaction, as these costs were directly related to the acquisitions. Basic and diluted earnings per share reflect only the common shares issued in connection with the acquisitions. The proforma calculations assumes the conversion of preferred shares into common stock at the acquisition date, and no effect has been given to the preferred stock dividends.

Year ended September 30, 2007
(unaudited)
Net revenue	$319,748,282
Net loss from continuing operations	(29,023,705)
Net loss per share—continuing operations
Basic	$(1.43)

Diluted	$(1.43)

Investment in Brotman Medical Center, Inc ("Brotman")

        Effective August 31, 2005, the Company acquired an approximately 38% stake in Brotman Medical Center, Inc., ("Brotman"), for $1,000,000. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman's service area. Brotman, previously owned by Tenet HealthCare, had been incurring significant operating deficits. The new investors, including Prospect, hoped to help turn around Brotman's operations and restore profitability.

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

        Prospect is not obligated and has not invested additional monies in Brotman. The Company has not recognized any equity in earnings since its initial investment as Brotman continued to incur losses. In November 2007, Brotman Medical Center, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Effective April 22, 2008, Samuel S. Lee (the Company's CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman.

        The Company had entered into a consulting services agreement with Brotman on August 1, 2005, pursuant to which, the Company would receive a monthly consulting fee of $20,000 and, as subsequently amended on Oct 25, 2007, an amended monthly consulting fee of $100,000. Total consulting fee income received in the year ended September 30, 2008 and 2007, was approximately $1,200,000 and zero, respectively.

4. Divestitures

        On August 1, 2008, the Company completed the sale of all of the outstanding stock of Sierra Medical Management, Inc. ("SMM"), a management subsidiary, and the sale of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., each of which is an independent physician association (collectively with SMM, the "AV Entities") pursuant to a Stock Purchase Agreement ("SPA"). As part of the sale, the Company also entered into a non-competition agreement in the Antelope Valley region of Los Angeles County for the benefit of the buyer.

        Total consideration paid by the buyer was $8,000,000, of which $2,000,000 was paid into an escrow account to fund certain AV Entities' liabilities and approximately $815,000 was paid directly to AV Entities' vendors, employees and physicians. Of the remaining amount totaling approximately $5,185,000, $4,219,000 was paid directly to the Company's lenders as required under the modified debt facilities, and approximately $966,000 was paid to the Company.

        The Company recorded a gain of approximately $7.1 million in connection with this transaction. The SPA contains certain post-acquisition purchase price adjustment provisions for working capital and claims liabilities which require a final determination of the gain by August 10, 2010. Once the purchase price has been finalized and the net gain on the transaction determined, any adjustment to the gain will be recorded in discontinued operations when known.

        Pursuant to SFAS No. 144 and EITF Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," the AV Entities have been classified as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AV Entities have been aggregated and stated separately from the respective captions of continuing operations in the Consolidated Statements of Operations. Expenses include direct costs of the business that will be eliminated from future operations as a result of the sale. The Company also allocated interest expense associated with the portion of debt required to be repaid for the fiscal years ended September 30, 2008 and 2007 to discontinued operations in accordance with EITF Issue 87-24 "Allocation of Interest to Discontinued Operations," respectively. Assets and liabilities of the AV Entities' operations have been aggregated and classified as held for sale under current assets and current liabilities since they will be realized within twelve months.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Divestitures (Continued)

        The assets and liabilities attributable to the AV Entries related to discontinued operations at September 31, 2007, consisted of the following:

As of September 30, 2007
Other receivables, net of allowances of $632,000 at September 30, 2007	$447,352
Prepaid expenses and other	52,326
Property, plant and equipment, net	151,119
Deposits and other assets	137,839

Total assets	788,636

Accrued medical claims and other healthcare costs payable	(1,233,000)
Accounts payable and other accrued liabilities	(1,363,315)
Other liabilities	(131,368)

Total liabilities	(2,727,683)

Net liabilities	$(1,939,047)

        The results of operations of the AV Entities reported as discontinued operations are summarized as follows:

	Year Ended September 30
	2008	2007
Managed care revenues	$14,695,633	$18,094,110
Operating expenses:
Managed care cost of revenues	9,352,502	11,387,950
General and administrative	5,424,965	5,880,416
Depreciation and amortization	46,623	109,776
Impairment of goodwill and intangibles	—	11,264,001

Total operating expenses	14,824,090	28,642,143
Operating loss	(128,456)	(10,548,033)
Other expense	339,082	207,937

Loss before income taxes	(467,538)	(10,755,970)
Income tax benefit	(36,352)	(736,406)

Loss from operations	(431,186)	(10,019,564)

Gain on sale of the AV Entities, net of income taxes of $414,054	6,600,157	—

Income (loss) from discontinued operations	$6,168,971	$(10,019,564)

        During fiscal 2007, the Company recorded approximately $11.3 million of impairment charges in discontinued operations for the write-off of goodwill and intangible assets to the AV Entities of which $8.9 million was not deductible for tax purposes.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and intangible assets

        In accordance with SFAS No. 142, the Company performed its annual goodwill impairment analysis for each reporting unit that constitutes a business for which 1) discrete financial information is produced and reviewed by management, and 2) services that are distinct from the other reporting units. For the IPA Management reporting segment, the Company has determined that ProMed and other affiliated physician organizations as a group (collectively referred to as Prospect) each constitutes a reporting unit. While each affiliated physician organization within the Prospect reporting unit earns revenues, incurs expenses and produces discrete financial information (including balance sheets and statements of operations), these entities are similarly organized and operated to provide managed health care services. They share similar characteristics in the enrollees they serve, the nature of services provided and the method by which medical care is rendered. They are centrally managed, sharing assets and resources, including executive management, payer and provider contracting, claims and utilization management, information technology, legal, financial accounting, risk management and human resource support. The entities in the Prospect reporting unit are also subject to similar long-term economic prospects. They form an integrated medical network within a common service area that supports and benefits from each other in delivering care to the Company's patient base. Since goodwill is recoverable from these affiliated physician organizations working in concert, they have been aggregated into a single reporting unit for the purpose of goodwill impairment testing in accordance with SFAS No. 142. While ProMed is also a physician organization, it is a separate reporting unit in that ProMed has autonomous operations, a separate management team and serves a new market area with different payer contracts from the Prospect reporting unit. The Company has also determined that all affiliated physician organizations, including ProMed, represent a single reportable segment for financial reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" based on the way the chief operating decision maker uses financial data internally to make operating decisions, allocate resources and assess performance. For the Hospital Services segment, the reporting unit for the annual goodwill impairment analysis is determined to be at the segment level.

        During the fourth quarter of fiscal 2007, the Company identified triggering events which caused management to reassess goodwill and identifiable intangibles for impairment in the Prospect reporting unit within the IPA Management segment. During the fourth quarter of fiscal 2007, the Prospect reporting unit experienced a significant decline in enrollment representing approximately 50% of the total enrollment decline for the entire fiscal year 2007. This membership decline was attributed to increased competitive pressures that materialized into an accelerated decline in enrollment versus prior periods. In addition, the Company experienced a significant increase in medical expenses (primarily claims) and outside professional costs. As a result of the impairment analyses, the goodwill and identifiable intangibles in the Prospect reporting unit were determined to be impaired, as the aggregate fair value of the reporting unit was less than its carrying value including goodwill and identifiable intangibles. The impairment was also indicated by the reporting unit's negative operating cash flow expectations and uncertainty as to when the reporting unit may return to profitability. As a result, the Company recorded a non-cash, pre-tax goodwill impairment charge of approximately $26.7 million and a non-cash, pre-tax intangibles impairment charge of $0.8 million in the fourth quarter of fiscal 2007, related to the continuing IPA Management operations. An additional goodwill impairment charge of $11.3 million was recorded in discontinued operations.

        As of September 30, 2008 and 2007, all goodwill and intangible assets related to the ProMed Entities and Alta. The Company's impairment test as of September 30, 2008 resulted in no impairment charges.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and intangible assets (Continued)

        Identifiable Intangibles at September 30, 2008 and 2007 are compromised of the following:

	2008	2007	Amortization Period
Customer relationships	$25,200,000	$25,200,000	14 years
Covenants not-to-compete	3,180,000	3,180,000	4 - 6 years
Trade names	23,590,000	23,590,000	15 - 20 years
Provider networks	1,200,000	1,200,000	3 years

Gross carrying value	53,170,000	53,170,000
Accumulated amortization	(5,430,127)	(1,180,983)

Identifiable intangibles, net	$47,739,873	$51,989,017

        Amortization expense for the years ended September 30, 2008 and 2007 was approximately $4,249,000 and $1,181,000 (exclusive of the asset impairment charge), respectively.

        Estimated amortization expense for each future fiscal year is as follows:

2009	$4,249,144
2010	4,115,810
2011	3,719,020
2012	2,989,644
2013	2,969,088
2014 and thereafter	29,697,167

$47,739,873

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

        Current and non-current portions of the notes receivable as of September 30, 2008 were as follows:

Total principal outstanding	$462,397
Less current maturities	(224,063)

Non-current portion	$238,334

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Notes Receivable (Continued)

        Future minimum payments required under the notes receivable as of September 30, 2008 are as follows:

2009	$246,607
2010	21,930
2011	21,930
2012	250,320

Gross payments	540,787
Amount representing interest	(78,390)

Net principal outstanding	$462,397

7. Related Party Transactions

        Prospect Medical Holdings, Inc. has a controlling financial interest in the affiliated physician organizations included in its consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and was the Chief Executive Officer of each of Prospect's subsidiary physician organizations, except for AMVI/Prospect and Nuestra. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer.

        The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner's employment without cause, the Company would be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In consideration of Dr. Terner's resignation and other promises in his resignation agreement, and in satisfaction of our contractual obligations under Dr. Terner's employment agreement, the Company agreed to pay to his family trust the sum of $19,361.10 each month during the twelve- month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in the third quarter of fiscal 2008.

        Dr. Terner continued to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and its subsidiary physician organizations until a suitable replacement was found. Dr. Arthur Lipper currently serves as the nominee shareholder of the Company's affiliated physician organizations.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

        The components of the income tax benefit for continuing operations for the years ended September 30, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$4,200,135	$(1,756,405)
State	1,184,302	108,660

	5,384,437	(1,647,745)

Deferred:
Federal	(5,243,010)	(5,185,012)
State	(1,468,010)	(2,080,196)

	(6,711,020)	(7,265,208)

Total:
Federal	(1,042,876)	(6,941,417)
State	(283,707)	(1,971,536)

	$(1,326,583)	$(8,912,953)

        Temporary differences and carry forward items that result in deferred income tax balances as of September 30 are as follows:

	2008	2007
Deferred tax assets:
State tax benefit	$1,447,586	$44,976
Deferred Compensation	221,107	—
Allowances for bad debts	1,666,802	2,038,538
Vacation accrual and other	1,592,303	606,967
Accrued physician bonuses	2,281,228	355,934
Malpractice reserve	267,240	—
Deferred rent	104,769	33,143
Other	54,775	—
Net operating loss	1,540,098	696,741
Unrealized loss on interest rate swap	2,643,805	168,997
Capital loss carry forward	2,156,670	782,852

Deferred income tax asset	13,976,383	4,728,148
Valuation allowance	(2,153,530)	(782,852)

Net deferred income tax assets	11,822,853	3,945,296
Deferred tax liabilities:
Intangible assets	(14,479,422)	(14,395,640)
Fixed assets	(15,699,185)	(14,824,088)
Prepaid expenses	(289,540)	—

Deferred income tax liabilities	(30,468,147)	(29,219,728)

Net deferred income tax liability	$(18,645,294)	$(25,274,432)

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        As a result of the ProMed and Alta acquisitions in 2007, the Company recorded $36,225,726 in deferred tax liabilities principally related to differences in the tax and book basis for intangibles such as customer relationships, trade names, non-compete agreements, and provider networks and for property, improvements and equipment, for which deductions are limited to their carryover basis. These deferred tax liabilities were recorded as an increase to goodwill on the respective acquisition dates.

        Other deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.

        Given uncertainty regarding the likelihood of the Company generating sufficient future capital gains to utilize the unrealized capital loss associated with the Brotman investment, the sale of the AV entities and others, the related deferred tax asset was fully reserved. The valuation allowance was increased by $382,852 in 2007 for capital loss carryovers acquired in the Alta Acquisition. If realized, the $382,852 tax benefit will be recorded as a reduction in goodwill. In 2008 carryover losses related to the sale of the AV entities resulted in an increase in the deferred tax asset of $1,373,818 with a commensurate increase in the valuation allowance.

        At September 30, 2008, the Company had federal and state net operating loss carryovers of approximately $3,600,000 and $8,200,000 which, if not utilized, will expire beginning 2027 and 2017, respectively.

        At September 30, 2008, the Company has approximately $416,000 of unrealized excess tax benefits related to employee stock options. This amount is not included in the table of deferred tax assets above and the benefit will be recorded as an increase to additional paid in capital if and when realized.

        The differences between the income tax benefit for continuing operations at the federal statutory rate of 34% and that reflected in the accompanying Consolidated Statements of Operations are summarized as follows for the years ended September 30:

	2008	2007
Tax provision at statutory rate	(34)%	(34)%
State taxes, net of federal benefit	(5)	(4)
Write off of non-deductible intangibles	—	9
Other	(1)	1

	(40)%	(28)%

        Taxes paid totaled approximately $1,300,000 and $1,011,000 for the years ended September 30, 2008 and 2007, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt

        Long-term debt consists of the following at September 30:

	2008	2007
Term loans	$136,920,730	$143,750,000
Revolving credit facility	7,100,000	3,000,000

	144,020,730	146,750,000
Less current maturities	(12,100,000)	(8,000,000)

Long-term portion	$131,920,730	$138,750,000

        On June 1, 2007, the Company entered into a three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities (see Note 3). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which was not drawn). $8,051,000 of the term loan proceeds were used to repay existing debt and the balance was used to finance the ProMed Acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly principal payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranged from 275 to 300 basis points based on the consolidated leverage ratio. The Company could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

        The Company recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which was being amortized over the term of the related debt using the effective interest method.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a minimum fixed-charge coverage ratio, and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (except for the test periods from April 30, 2008 through June 30, 2009, which is computed monthly) based on consolidated trailing twelve-month operating results. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control. The payment of principal and interest under the credit facilities is guaranteed, jointly and severally, by the Company and most of its existing wholly-owned subsidiaries. Substantially all of the Company's assets are pledged to secure the credit facilities.

Default and Debt Modification

        The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company also failed to meet the minimum fixed charge

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

coverage ratio of 1.25 as of and for the trailing twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants, including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The modified agreements also stipulate that the LIBOR rate shall not be less than 3.5% for the term of the credit facilities. Additionally, the available line of credit under the revolving credit facility was permanently reduced from $10,000,000 to $7,250,000. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively, starting in April 2008, to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period, through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period, through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan.

        The Company filed its 2007 Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively and was in compliance with the amended financial covenant provisions for the April through September 2008 monthly reporting periods and continues to meet all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios at least for the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at September 30, 2008 and 2007. The current portion includes scheduled minimum principal payments only and does not include additional principal payments contingent on excess cash flows or proceeds from future divestitures. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond twelve months. The lenders may not provide forbearance or grant waivers of future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        In connection with obtaining forbearance and waivers, during the second and third quarters of 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders' advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was also required to pay an amendment fee of $758,000 in cash and to add 1% to the principal balance of the first and second-lien debt and the revolving line of credit totaling $1,514,000. The amendment fees were expensed as loss on debt extinguishment in the third quarter of 2008. The Company will also incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance on a monthly basis. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. At September 30, 2008, the interest rate (as modified and including the 4% payment-in-kind interest) on the first and second line term loans were 11.20% and 13%, respectively and the interest rate on the revolver was 13.75%.

        The Company accounted for the modifications of its first and second-lien term debt in accordance with EITF Issue 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and the modification of its revolving credit facility in accordance with EITF Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements." Pursuant to EITF Issue 96-19 and EITF Issue 98-14, the Company is required to account for these modifications as debt extinguishments if the terms of the debt have changed substantially. A substantial modification occurs when the discounted future cash flows have changed by more than 10% before and after the modification in the case of the term loans; and if the product of the remaining term and the maximum available credit (i.e. the borrowing capacity) of the new revolver has decreased in relation to the existing line of credit. As a result of the increased interest and principal payments (including payment-in-kind interest) under the term loans and reduction in the maximum borrowing limit for the revolver, the Company has determined that these modifications should be accounted for as an extinguishment of the existing credit facilities effective April 10, 2008. The modified facilities are recorded as new debt instruments at fair value, which equal their face value.

        In connection with the modifications of the first and second-lien term debt and the revolving line of credit, considered an early extinguishment of debt, the Company wrote off the remaining unamortized discount and debt issuance costs of $6,036,000, and expensed as debt extinguishment loss $758,000 in amendment fees paid to lenders and $1,514,000 of "payment-in-kind" interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of deferred financing costs related to the new credit agreements, which will be amortized over their remaining terms. Under the amended senior credit facility agreement, all net proceeds from any future sale of one or more of the Company's IPAs are to be used to prepay the outstanding balance of the first lien debt (see Note 4).

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, the Company entered into a separate interest rate swap agreement for the incremental debt, initially totaling $97,750,000, to effectively convert the variable interest rate (the LIBOR component) under the incremental portion of the original $155 million credit facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps are scheduled to decline as the principal balances owing under the term loans decline. Under these swaps, the Company is required to make quarterly fixed-rate payments to the swap counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the swap counterparties are obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. These interest rate swaps effectively fix the weighted average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, the Company is ultimately obligated for all amounts due and payable under its credit facilities.

        The interest rate swap agreements were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the $48,000,000 swap being December 31, 2007 and the effective date of the $97,750,000 swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were recorded as a component of other comprehensive income, net of tax, to be subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, the Company elected to discontinue hedge accounting. Changes in the fair value of the interest rate swaps after March 31, 2008 are recorded as other income or expense. Total net gain (loss) on the interest rate swaps included in earnings for the fiscal years ended September 30, 2008 and 2007 were approximately $3,096,000 and $(868,000), respectively. The effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 will continue to be amortized as expense over the remaining life of the swaps. Approximately $491,000 was amortized to expense from April 1, 2008 through September 30, 2008.

        Scheduled payments under current and long-term debt, inclusive of the $7,100,000 owing on the revolving credit facility (due in 2009), are as follows, as of September 30, 2008:

2009	$12,100,000
2010	5,000,000
2011	5,000,000
2012	5,000,000
2013 and thereafter	116,920,730

Total minimum payments	$144,020,730

        The scheduled maturities above do not include mandatory principal payments based on 50% of excess cash flows from operations (as defined) since such amounts cannot be reasonably determined in advance.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity

2008 Omnibus Equity Incentive Plan

        On August 13, 2008, the Company's stockholders adopted the 2008 Omnibus Equity Incentive Plan ("2008 Plan"). The 2008 Plan, which replaces the 1998 Plan, permits a variety of equity programs designed to provide flexibility in implementing equity awards, including incentive stock options ("ISO"), non-qualified stock options ("NQSO"), restricted stock grants, stock appreciation rights ("SAR") and performance based awards to employees, directors and outside consultants as determined by the Compensation Committee of the Board of Directors (the "Committee").

        The maximum number of shares of Common Stock allocated to the 2008 Plan and reserved to satisfy awards under the 2008 Plan is 4,000,000. The maximum number of shares that may be included in Awards to any participant within a 12 month period is 500,000. Awards may not be granted under the 2008 Plan after the tenth anniversary of the approval of the 2008 Plan, but awards granted prior to such anniversary may extend beyond such date. Once granted, options and stock appreciation rights may not be repriced. Grants of awards to a non-employee member of the Board at the time of grant must be made pursuant to formulas established by the Board before such grant.

        Under the terms of the 2008 Plan, the exercise price of ISO may not be less than 100% of the fair market value of the Company's Common Stock on the date of grant and, if granted to a shareholder owning more than 10% of the Company's Common Stock, then not less than 110%. Stock options granted under the 2008 Plan have a maximum term of 10 years from the grant date, and will be exercisable at such time and upon such terms and conditions as determined by the Committee. Stock options granted to employees generally vest over four years while options granted to directors and consultants typically vest over a shorter period, subject to continued service. In the case of an ISO, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which ISO are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

        The base price, above which any appreciation of the SAR issued under the 2008 Plan is measured, will in no event be less than 100% of the fair market value of the Company's stock on the date of grant of the SAR or, if the SAR is granted in tandem with a stock option, the exercise price under the associated option. The restrictions imposed on shares granted under a restricted stock award will lapse in accordance with the vesting requirements specified by the Committee in the award agreement. Such vesting requirements may be based on the continued service of the participant with the Company for a specified time or on the attainment of specified performance goals established by the Committee in its discretion. If the vesting requirements of a restricted stock award are not satisfied prior to the termination of the participant's service, the unvested portion of the award will be forfeited and the shares of Common Stock subject to the unvested portion of the award will be returned to the Company.

        During August 2008, 2,001,250 options were issued under the 2008 Plan, of which 500,000 were granted to Samuel S. Lee in connection with his employment as the Chief Executive Officer of the Company and 1,456,250 options outside of the 2008 Plan were granted to Samuel S. Lee. During August 2008, 200,000 shares of restricted stock were issued under the 2008 Plan to Mike Heather in connection with his employment as Chief Financial Officer of the Company. During September 2008, a total of 30,000 shares of restricted stock were issued to outside directors of the Company. As of September 30, 2008, there were 1,768,750 shares available for future grants under the 2008 Plan.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

1998 Stock Option Plan

        The Company's 1998 Stock Option Plan ("1998 Plan"), as amended, provided for a continuous pool of 2,040,000 shares of the Company's Common Stock for allocation to previously issued and outstanding or exercised stock option awards under the Plan. Options granted under the 1998 Plan may be qualified incentive stock options or non-qualified stock options and each grant is evidenced by a written stock option agreement. The exercise price to be paid for shares upon exercise of each option granted under the 1998 Plan is determined by the Board of Directors at the time the option is granted, but may not be less than the fair market value of the stock, as determined on the date of grant. The maximum term of each option is ten years. The aggregate fair market value of shares of Common Stock with respect to which qualified incentive stock options are exercisable for the first time by any single optionee in any calendar year is limited to $100,000. Qualified options have a term of five years, with vesting schedules determined by the Compensation Committee.

        An option granted under the 1998 Plan terminates 90 days after the holder ceases to be employed by the Company, except in the case of death or disability. In the case of death or disability, the option may be exercised within twelve months by the holder or the holder's legal representative, executor, administrator, legatee or heirs, as the case may be. The terms of the options granted outside of the 1998 Plan are substantially similar to the terms of the non-qualified options issued under the 1998 Plan, except that 300,000 options were granted to Mike Heather as Chief Financial Officer ("CFO"), provide that if Mr. Heather leaves the employ of the company, he will be able to exercise the options for up to three years after his separation from the Company.

        In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the 1998 Plan have been discontinued and new equity awards are being granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan that were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008.

Outstanding Stock Options and Stock Option Activity

  Option Activities

        A summary of option activity for the years ended September 30 2008 and 2007 is as follows:

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,249,906	$4.57	2,812,247	$4.15
Granted	3,457,500	$2.42	249,805	$5.49
Exercised	(380,000)	$3.16	(761,315)	$3.24
Forfeited	(239,769)	$5.54	(50,831)	$5.52
Expired	—	—	—	—

Outstanding, end of year	5,087,637	$3.17	2,249,906	$4.57

Exercisable, end of year	2,180,912	$3.69	2,163,803	$4.55

Price range	$2.40 - $7.15		$3.00 - $7.15

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2008 was approximately $323,000 and $126,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted market price.

        Stock-based compensation expense recognized in fiscal 2008 and 2007 related to stock options under the fair value method was approximately $1,369,000 and $509,235, respectively. During the years ended September 30, 2008 and 2007, options were exercised for cash proceeds of approximately $1,200,000 and $1,416,000, respectively. The aggregate intrinsic value of the gross option shares exercised in fiscal 2008 and 2007 was approximately $742,000 and $1,655,000, respectively. $115,000 in tax benefits were recorded for options exercised in 2007 and none for 2008.

        At September 30, 2008, there were 2,151,628 in unvested options. Compensation expense of approximately $1,200,000 for the unvested options will be recognized ratably over the remaining vesting period. The weighted average remaining contractual life of stock options outstanding at September 30, 2008 was 48 months.

  Fair Value Assumptions

        The weighted average grant date fair value (determined using Black Scholes option pricing model) of options granted was $0.58 and $2.81 in 2008 and 2007, respectively. Fair value for options granted during the year ended September 30, 2008 and 2007 was estimated with the following weighted average assumptions:

	2008	2007
Market price of the Company's common stock on the date of grant	$2.40	$5.20 - 5.81

Weighted average expected life of the options	3.25 years	5 years

Risk-free interest rate	2.70%	4.67% - 4.75%

Weighted average expected volatility	29.30%	53.21%

Dividend yield	0.00%	0.00%

        Expected Term—The expected term of options granted represents the period of time that they are expected to be outstanding. The Company has adopted the "simplified method" of determining the expected term for "plain vanilla" options, as allowed under Staff Accounting Bulletin (SAB) No. 107. The "simplified method" states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. "Plain vanilla" options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. We will continue to gather additional information about the exercise behavior of participants and will adjust the expected term of our option awards to reflect the actual exercise experience when such historical experience becomes sufficient.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company's shares did not become publicly traded until May 2005, management believes there is currently not enough historical volatility data available to predict the stock's future volatility. The Company has identified a group of comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, management considered several factors including industry, stage of development, size and market capitalization.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

        Dividends—The Company has never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

        Forfeitures—Share based compensation is recognized only for those awards that are ultimately expected to vest. Compensation expense, is recorded net of estimated forfeitures. Those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data since May 2005 to estimate pre-vesting option forfeitures for all our employees on a combined basis.

Restricted Stock Award Activities

        On August 15, 2008, upon receipt of stockholder approval, the Company finalized the grant of 200,000 shares of restricted stock under the 2008 Plan to Mike Heather previously committed in connection with his employment as the Chief Financial Officer of the Company. Two-thirds of the shares were vested at the time of issuance and the final third will vest on June 14, 2009. This resulted in $344,000 of stock based compensation expense, which was recorded in Prospect Medical Holdings Inc. for the year ended September 30, 2008. Compensation of approximately $136,000 for the 66,667 in unvested restricted stocks will be recognized ratably over the remaining vesting period.

Warrants

        In 2000, the Company issued warrants to purchase 480,461 shares of the Company's common stock at $5.00 per share to certain shareholders. The shareholders paid cash or converted outstanding loans in order to receive the warrants. The warrants were exercisable on January 31, 2002 and expired on January 31, 2007. No value was assigned to the issuance of these warrants as the exercise price exceeded the fair value of the underlying stock, estimated at $1.25 to $2.00 per share during this period, and there was either no or only nominal trading activity in the stock. Consequently, the Company determined that the fair value of the warrants was de minimis. All of these warrants were exercised in January 2007, resulting in net proceeds totaling $786,162.

        In conjunction with a March 2004 Private Placement, the Company issued warrants to purchase 659,409 shares of the Company's common stock at $1.00 per share, as a promotional fee. These warrants are exercisable at any time and expire on September 19, 2010. 100,000 and 369,210 of these warrants were exercised on November 3, 2004 and on September 18, 2008, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        In addition to the $1.00 warrants discussed above, the Company also issued warrants to purchase 453,047 shares of common stock at an exercise price of $5.50 to the investors of the Private Placement. These warrants expire in March, 2014.

        On June 15, 2004, the Company issued warrants to purchase a total of 22,727 shares of common stock at a price of $5.50 per share to New Capital Advisors. These warrants were issued for services provided in connection with the March 2004 Private Placement, are exercisable at any time, and expire on June 15, 2011.

11. Commitments and Contingencies

Leases

        The Company leases an office facility partly owned by a shareholder of the Company (see Note 7) and various office facilities and equipment from third parties under non-cancelable operating and capital lease arrangements expiring at various dates through 2014. Operating leases contain rent escalation clauses and renewal options. Capital leases bear interest at rates ranging from 7% - 18% per annum.

        The future minimum annual lease payments and anticipated sublease income required under such leases in effect at September 30, 2008 are as follows:

	Non-Related Entities
Years ending September 30,	Capital Leases	Operating Leases	Operating Leases, Sublease Income	Operating Leases, Related Entities	Total Operating Leases, net
2009	$485,590	$2,078,438	$(185,566)	$483,624	$2,376,496
2010	364,031	1,806,098	(190,189)	506,410	2,122,319
2011	97,676	953,210	(79,267)	531,474	1,405,417
2012	43,363	523,546	(83,230)	558,247	998,563
2013 and thereafter	7,227	1,054,680	(6,979)	1,351,187	2,398,888

Total minimum lease payments	$997,887	$6,415,972	$(545,231)	$3,430,942	$9,301,683

Less amounts representing interest	(215,015)

	782,872
Less current portion	(340,681)

	$442,191

        Consolidated rent expense for fiscal 2008 and 2007 was approximately $3,644,000 and $2,214,000, respectively. Included in rent expense for these periods was sublease income of $20,400 and zero, respectively, which was recorded as a reduction to rental expense.

Seismic Retrofit

        Alta is required to comply with the Hospital Seismic Safety Act (SB1953), which regulates the seismic performance of all aspects of hospital facilities in California. SB1953 imposes near-term and long-term compliance deadlines for seismic safety assessment, submission of corrective plans, and the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

retrofitting or replacement of medical facilities to comply with current seismic standards. These requirements can result in significant operational changes and capital outlays. Management is continuing to assess its options and the methods of financing the retrofit. Based on management's evaluation, the renovation needs to comply with the California seismic safety standards for its acute-care facilities, including asbestos abatement and are not estimable at this time.

Regulatory Matters

        Laws and regulations governing the Medicare program and health care generally are complex and subject to interpretation. Prospect and its affiliates believe that they are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

        The Company's affiliated physician organizations must comply with a minimum working capital requirement, Tangible Net Equity ("TNE") requirement, cash-to-claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets, less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2008, the Company and the affiliated physician organizations were in compliance with these regulatory requirements.

Trading Suspension

        Following non-timely filing of the Company's Form 10-K for the fiscal year ended September 30, 2007, the American Stock Exchange (now NYSE Alternext US) suspended trading of the Company's common stock, effective January 16, 2008. Following filing of the Company's Form 10-K and subsequent Forms 10-Q, trading of the Company's shares was resumed, effective June 18, 2008.

Litigation

        The Company and its affiliated physician organizations and hospitals are parties to various legal actions arising in the ordinary course of business. The Company believes that any potential liability, if any, under these claims will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

12. Defined Contribution Plan

        Each of the Company, ProMed and Alta sponsor a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Under these plans, employees can contribute up to 15% of their annual compensation. Employer contributions vest immediately. Beginning January 1, 2006, the Company changed matching under the Prospect plan from 25% of the first 4% contributed, to 100% of the first 3% and 50% of the next 2% contributed. Under the ProMed plan, the Company provides a match of 50% up to 6% contributed which vests equally over five years. There is currently no company match under the Alta plan. The Company is currently evaluating alternatives for combining one or more of these plans. The total expense under the plans was approximately $39,000 in 2008 and $312,000 in 2007.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Incurred but Not Reported Claims Reserves

        The following table presents the roll-forward of incurred but not reported, or IBNR, claims reserves as of and for the periods indicated:

	Year ended September 30
	2008	2007
IBNR as of beginning of year	$21,405,960	$10,130,000
IBNR acquired in business combinations	—	6,537,525

Health care claim expenses incurred during the year:
Related to current year	79,173,614	63,242,404
Related to prior year	(1,995,586)	(153,740)

Total incurred	77,178,028	63,088,664

Health care claims paid during the year:
Related to current year	(59,632,614)	(48,517,516)
Related to prior year	(18,470,994)	(9,832,713)

Total paid	(78,103,608)	(58,350,229)

IBNR as of end of year	$20,480,380	$21,405,960

Amounts exclude charges in medical claims and benefits payable related to the AV Entities which are reported in discontinued operations.

        Following is a reconciliation of managed care cost of revenues per the Consolidated Statements of Operations to healthcare claims expense reflected in the preceding table:

	Consolidated Year ended September 30
	2008	2007
Capitation expense	$79,120,605	$54,647,235
Fee-for-service claims expense	77,178,028	63,088,664
Other physician compensation	4,545,667	731,411
Other cost of revenues	(1,936,988)	1,189,554

Total cost of revenues	$158,907,312	$119,656,864

14. Joint Venture

        As discussed at Note 1, the Company and an unrelated third party, AMVI/IMC Health Network, Inc. ("AMVI") formed a joint venture to initially service Medi-Cal (Medi-Cal is the California Medicaid program) members under the CalOPTIMA program in Orange County, California. Healthy Families and OneCare members were subsequently added to the joint venture arrangement. The Company does not consolidate the joint venture. The Company includes in its financial statements only the net results attributable to those enrollees specifically identified as assigned to it, together with the management fee that it charges the joint venture partner for managing those enrollees specifically assigned to AMVI. Costs incurred by the Company in managing the joint venture are included in general and administrative expenses in the accompanying consolidated financial statements. As of

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Joint Venture (Continued)

September 30, 2008 and 2007, the amounts due to the joint venture of approximately $732,000 and $1,913,000, respectively, which represent advance capital distributions from the joint venture, were included in accounts payable and other accrued liabilities in the accompanying consolidated financial statements.

        Under the OneCare contract, the Company was required, through December 31, 2006, to pay medical costs of at least equal to 85% of the capitation revenue.

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

        Summarized unaudited financial information for the unconsolidated joint venture at September 30, 2008 and 2007 and for each of the years then ended is as follows:

	2008	2007
Cash	$1,380,142	$997,685
Receivables	1,567,294	3,350,465

Total assets	$2,947,436	$4,348,150

Accrued medical claims	$940,464	$2,648,103
Other payables	809,478	560,272
Other partner's capital	1,196,494	1,138,775
Prospect's capital	1,000	1,000

Total liabilities and partners' capital	$2,947,436	$4,348,150

Revenues	$8,190,441	$9,943,925

Income before income taxes	$2,283,999	$3,042,324

Prospect's equity income	$2,562,839	$2,663,544

Management fees earned by Prospect	$468,348	$592,193

15. Segment Information

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

        With the acquisition of Alta in August 2007, the Company's operations are now organized into three reporting segments: (i) IPA Management—which is comprised of the Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics; (ii) Hospital Services—which owns and operates four community-based hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital and Van Nuys Community Hospital and (iii) Corporate.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

Corporate represents expenses incurred in Prospect Medical Holdings, Inc. (the "Parent Entity"), which were not allocated to the reporting segments.

        The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates financial performance and allocates resources primarily based on earnings from continuing operations before interest expense, interest income, income taxes, depreciation and amortization, as well as income or loss from operations before income taxes, excluding infrequent or unusual items.

        The reporting segments are strategic business units that offer different services within the healthcare continuum. Business in each reporting segment is conducted by one or more direct or indirect wholly-owned subsidiaries of the Company. Each of these subsidiaries has separate governing bodies.

        The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the years ended September 30, 2008 and 2007:

	As of and for the Fiscal Year Ended September 30, 2008
	IPA Management	Hospital Services	Corporate(1)	Intersegment Eliminations	Consolidated
Revenues from external customers	$202,843,721	$126,692,318	$—	$—	$329,536,039
Intersegment revenues	—	—	—	—	—

Total revenues	202,843,721	126,692,318	—	—	329,536,039

Operating income (loss)	13,172,731	25,571,943	(15,093,537)	—	23,651,136
Investment income	(254,091)	—	(361,625)	—	(615,716)
Interest expense and amortization of deferred financing costs	—	167,590	22,173,160	—	22,340,750
Gain on interest rate swap arrangements	—	—	(3,095,549)	—	(3,095,549)
Loss on debt extinguishment	—	—	8,308,466	—	8,308,466

Income (loss) from continuing operations before income taxes	$13,426,822	$25,404,353	$(42,117,988)	$—	$(3,286,813)

Identifiable segment assets	$84,205,564	$195,752,644	$17,109,810	$—	$297,068,018

Segment capital expenditures, net of dispositions	$(39,120)	$1,143,060	$—	$—	$1,103,940

Segment goodwill	$22,338,519	$106,538,715	$—	$—	$128,877,234

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

	As of and for the Fiscal Year Ended September 30, 2007
	IPA Management(1)	Hospital Services	Corporate(1)	Intersegment Eliminations	Consolidated
Revenues from external customers	$146,975,969	$15,583,040	$—	$—	$162,559,009
Intersegment revenues	—	—	—	—	—

Total revenues	146,975,969	15,583,040	—	—	162,559,009

Operating income (loss)	(24,134,662)	2,830,923	(6,235,517)	—	(27,539,256)
Investment income	(161,748)	—	(934,804)	—	(1,096,552)
Interest expense and amortization of deferred financing costs	15,207	14,753	5,018,957	—	5,048,917
Loss on interest rate swap arrangements	—	—	868,480	—	868,480

Income (loss) from continuing operations before income taxes	$(23,988,121)	$2,816,170	$(11,188,150)	$—	$(32,360,101)

Identifiable segment assets	$83,897,145	$195,653,073	$15,796,057	$—	$295,346,275

Segment capital expenditures, net of dispositions	$848,215	$51,723	$16,475	$—	$916,413

Segment goodwill	$22,623,230	$106,498,704	$—	$—	$129,121,934

(1)
Prospect Medical Holdings, Inc. files a consolidated tax return and allocates costs for shared services and corporate overhead to each of the reporting segments. All acquisition-related debt, including those related to the IPA Management and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, gain or loss on interest rate swaps and loss on debt extinguishment to each of the reporting segments.

(2)
Prospect Medical Group (which serves as a holding company for other affiliated physician organizations and is itself an affiliated physician organization) files a consolidated tax return. The consolidated tax provision (benefit) is recorded as part of the IPA Management reporting segment.

(3)
During fiscal 2008, the Company incurred approximately $1,383,000 in costs related to the restatement of Alta's pre-acquisition financial statements, preparation of SEC filings and the related special investigation by the Company's audit committee, which was completed in March 2008. These expenses are included in general and administrative expenses of the Parent Entity. In connection with the forbearance and modification of its outstanding term debt and revolving line of credit, in fiscal 2008, the Company incurred approximately $2,835,000 in forbearance related fees which are included in the operating results of the Parent Entity. In fiscal 2008, the Company also wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the outstanding first and second-lien term debt and revolving line of credit, totaling approximately $6,036,000 and expensed $2,272,000 in amendment fees paid to the lenders, resulting in an aggregate loss of $8,308,000 in connection with this debt extinguishment. Included in general and administrative expenses of the Parent Entity were executive bonuses, totaling approximately $635,000, employee stock compensation expense totaling approximately $1,369,000, and severance obligation under Dr. Jacob Terner's employment agreement totaling approximately $1,257,200 in fiscal 2008.

(4)
Certain prior year amounts have been reclassed to conform to fiscal 2008 presentation.

16. Subsequent Event (unaudited)

        Effective November 26, 2008, Arthur Lipper, M.D. replaced Dr. Saguil as the nominee shareholder of Prospect Medical Group and in all officer and director positions held by Dr. Saguil. Effective November 26, 2008, Dr. Lipper was also appointed to serve as a Vice-President of PMH and of each of our direct and indirect subsidiaries other than Alta. Dr. Saguil previously replaced Dr. Terner in these positions on August 8, 2008.

PROSPECT MEDICAL HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at the beginning of the year	Acquired (Divested) in Business Combinations	Charges to operations	Deductions	Balance at the end of the year
Allowance for Doubtful Accounts
Year ended September 30, 2008	$5,079,000	$(658,000)	$5,681,000	$(6,213,000)	$3,891,000

Year ended September 30, 2007	$509,000	$6,314,000	$1,019,000	$(2,763,000)	$5,079,000

Valuation allowance for deferred tax assets
Year ended September 30, 2008	$782,852	$—	$1,370,678	$—	$2,153,530

Year ended September 30, 2007	$400,000	$382,852	$—	$—	$782,852

EXHIBIT INDEX

2.1	Form of Agreement and Plan of Reorganization Among Prospect Medical Holdings, Inc., Prospect Health Administrators, Inc., ProMed Health Services Company, ProMed Health Care Administrators, the ProMed Executive Officers, and the Principal ProMed Shareholders, dated as of May 21, 2007(10)
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

Schedule 2.4—ProMed Pomona Consent Requirements, Schedule 2.6—List of Holders of Record and Number of Shares Held in ProMed Pomona, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or incurred in the ordinary course of business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b)—Existing/Threatened Claims Not Covered By Insurance, Schedule—2.17(a)—Employees, Schedule 2.17(b) —Employees contd., Schedule—2.17(c)—Employees contd., Schedule—2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 2.26—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.2—Amendment to Primary Care Provider Agreement of ProMed Pomona and, if applicable, ProMed Upland, Schedule 5.15—Physician Retention Bonus, Schedule 7.2(b)—Principal ProMed Shareholder and ProMed Executive Officer Indemnification Limit, Exhibit A—Form of Agreement of Merger, Exhibit B—Principal ProMed Shareholders, Exhibit C—Form of Joinder Agreement, Exhibit D—Piggy-Back Registration Rights, Exhibit E—Form of Prasad Non-Compete Agreement, Exhibit F—Form of

Thapar Non-Compete Agreement, Exhibit G—Form of Bahremand Non-Compete Agreement, Exhibit H—Prasad Employment Agreement, Exhibit I—Thapar Employment Agreement, Exhibit J—Bahremand Employment Agreement, Exhibit K—Investment Representation Certificate, Exhibit L—ProMed Pomona Legal Opinion Matters, Exhibit M—Group/Group Subsidiary/Holdings Legal Opinion Matters
2.3
Form of Stock Purchase Agreement Among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Upland Medical Group, a Professional Medical Corporation, and Jeereddi Prasad, M.D., dated as of May 21, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits will be provided supplementally to the Commission upon request:

ProMed Upland Consent Requirements, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Existing/Threatened Claims, Schedule 2.15(b) —Existing/Threatened Claims contd., Schedule 2.17(a)—Employees, Schedule 2.17(b)—Employees contd., Schedule 2.17(c)—Employees contd., Schedule 2.18—Insurance, Schedule 2.19—Management; Powers of Attorney, Schedule 2.23—Confidentiality and Non-Compete Agreements, Schedule 2.24—Inspections, Schedule 22.7—Permits, Schedule 2.28—Fraud and Abuse, Schedule 2.32—Bank Accounts, Schedule 3.3—Group Consent Requirements, Schedule 5.13(a)—Physician Retention Bonus, Schedule 5.13(b)—Amendment to Primary Care Provider Agreement of ProMed Upland and if applicable, ProMed Pomona., Exhibit A—Piggy-Back Registration Rights, Exhibit C [sic]—Form of Prasad Non-Compete Agreement, Exhibit C—Form of Thapar Non-Compete Agreement, Exhibit E—Form of Bahremand Non-Compete Agreement, Exhibit F—Prasad Employment Agreement, Exhibit G—Thapar Employment Agreement, Exhibit H—Bahremand Employment Agreement, Exhibit I—Investment Representation Certificate, Exhibit J—ProMed Upland Legal Opinion Matters, Exhibit K—Group/Holdings Legal Opinion Matters
2.4
Form of Agreement and Plan of Reorganization by and among Prospect Medical Holdings, Inc., Prospect Hospitals System, LLC, Alta HealthCare System, Inc. and the Shareholders of Alta HealthCare System, Inc., dated as of July 25, 2007(10)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules to the Stock Purchase Agreement will be provided supplementally to the Commission upon request

Schedule 2.3(e), Merger Consideration Allocation, Schedule 3.1, Shareholders and Number of Company Shares, Schedule 4.1, Capitalization of the Company, Schedule 4.2, Capitalization of the Acquired Subsidiaries, Schedule 4.4, Permits, Authorizations of the Acquired Entities and Shareholders, Schedule 4.5(a), Historical Financial Statements, Schedule 4.6, Undisclosed Liabilities, Schedule 4.7(b), Absence of Changes, Schedule 4.7(c), Absence of Certain Additional Changes, Schedule 4.8(a), Material Contracts, Schedule 4.10(a), Real Property, Schedule 4.11, Liens or Encumbrances on Personal Property, Schedule 4.12(a), Employee, Labor Matters, Company Plans, Schedule 4.12(b), Company Plans, Schedule 4.12(c), Contributions to Company Plans, Schedule 4.12(d), Continuation of Coverage, Schedule 4.12(e), Employees with Employment Contracts, Schedule 4.12(f), Unfunded Liabilities, Schedule 4.12(h), List of All Employees, Schedule 4.13(b), Provider Numbers, Schedule 4.13(i), Audited Cost Reports, Schedule 4.13(s), JCAHO Accreditation, Schedule 4.16, Intellectual Property, Schedule 4.17(e), Permits and licenses, Schedule 4.17(j), Compliance with Laws, Schedule 4.18(g), Environmental Reports, Schedule 4.19, Legal Proceedings, Schedule 4.20, Insurance Policies, Schedule 7.5, Employees With Employment Contracts that Continue Post-Closing, Exhibit A, Shareholders/Shareholders, Exhibit B, Business, Exhibit C, Certificate of Merger, Exhibit D, Certificate of Designation, Exhibit E, Knowledge of Company Individuals, Exhibit F, Knowledge of Holdings Individuals, Exhibit G, Merger Consideration Certificate, Exhibit H, Registration Rights Agreement, Exhibit I, Managers of Surviving Entity,

Exhibit J, Officers of Surviving Entity, Exhibit K, Lee Employment Agreement, Exhibit L, Topper Employment Agreement , Exhibit M-1, Form of Voting Agreement (Non-Management), Exhibit M-2, Form of Voting Agreement (Management), Exhibit N-1, Form of Limited Power of Attorney (Norwalk Community Hospital), Exhibit N-2, Form of Limited Power of Attorney (Los Angeles Community Hospital), Exhibit N-3, Form of Limited Power of Attorney (Van Nuys Community Hospital), Exhibit N-4, Form of Limited Power of Attorney (Hollywood Community Hospital), Exhibit O, Extraordinary Collections, Company Disclosure Schedules, Holdings Disclosure Schedules
2.5
Form of Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(17)
Pursuant to Regulation S-K, Item 601(b)(2), the following schedules and exhibits to the Stock Purchase Agreement will be provided supplementally to the Commission upon request:

Schedule 1.2—SMM Shares, Schedule 1.3—Sierra Shares, Schedule 1.4—Antelope Valley Shares, Schedule 1.5—Pegasus Shares, Schedule 1.7—Purchase Price Allocation, Schedule 2.4—Prospect Parties Consent Requirements, Schedule 2.5—Violations of Other Agreements, Schedule 2.6—Capital Structure, Schedule 2.8—Liabilities or Obligations Not Shown on the Financial Statements or Incurred in the Ordinary Course of Business, Schedule 2.9—Actions or Proceedings for Taxes, Schedule 2.10—Exceptions to Title to Shares, Schedule 2.11—Real Property, Schedule 2.12(a)—Tangible Personal Property—Exceptions to Title, Schedule 2.12(b)—Aggregate Tangible Personal Property, Schedule 2.12(c)—Excluded Tangible Personal Property, Schedule 2.13—Intellectual Property, Schedule 2.14—Material Contracts, Schedule 2.15(a)—Legal Proceedings, Schedule 2.17—Employees, Schedule 2.18—Insurance, Schedule 2.19—Confidentiality and Non-Compete Agreements, Schedule 2.20—Permits, Schedule 2.21—Bank Accounts, Schedule 2.22—Related Party Transactions, Schedule 2.23—Employee Benefit Plans, Schedule 2.24—Books and Records, Schedule 2.26—Exceptions to Accuracy of Letter Agreement Deliveries, Schedule 3.3—Heritage Parties Consent Requirements, Schedule 4.3—Prospect Party Owners Executing Non-Competition Agreements; Non-Competition Area, Exhibit A—Form of Escrow Agreement, Exhibit B—Form of Non-Competition Agreement
2.6
Form of Amendment No. 1, dated July 3, 2008, to Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(17)
2.7
Form of Amendment No. 2, dated August 1, 2008, to Stock Purchase Agreement dated as of April 23, 2008 among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D.(17)
3.1	Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc.(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc. dated January 19, 2000(1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc. dated January 15, 2004(1)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(1)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Prospect Medical Holdings, Inc.(10)
3.6	Certificate of Designation of Series B Preferred Stock of Prospect Medical Holdings, Inc.(11)
3.7	Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)

3.8	First Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(1)
3.9	Second Amendment to Amended and Restated Bylaws of Prospect Medical Holdings, Inc.(11)
4.1	Specimen Common Stock Certificate(1)
10.1	Warrant to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC(1)
10.2	Warrant Agreement for Series A Preferred Stock dated as of January 15, 2004 between Prospect Medical Holdings, Inc. and Spencer Trask Ventures, Inc.(1)
10.3	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each Investor of Series A Convertible Preferred Stock(1)
10.4
Form of Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.5	Form of Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc.(1)
10.6	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(1)
10.7	Management Agreement dated as of January 1, 2003 between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(1)
10.8	Form of Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group(1)
10.9	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group(1)
10.10	Form of Management Services Agreement dated as of January 1, 2001 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.11	Form of Amendment to Management Services Agreement dated as of November 1, 2002 between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.12	Form of Management Services Agreement dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc.(1)
10.13	Form of Management Services Agreement dated as of March 1, 2004 by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc.(1)
10.14	Employment Agreement made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.15	Form of Partnership Agreement dated July 1, 1999 between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group(1)
10.16	Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.17	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(1)
10.18	Form of Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996(4)
10.19	Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan(5)
10.20
Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc.(5)

10.21	Amendment to Management Agreement, effective as of February 1, 2004 to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc.(5)
10.22	Form of stock option agreement used for incentive stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.23	Form of stock option agreement used for non-qualified stock options granted under the registrant's 1998 Stock Option Plan, as amended(7)
10.24
Form of First Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Cratos Capital Management, LLC, as Syndacation Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.25
Form of Second Lien Credit Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager(14)
10.26
Form of First Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.27
Form of Second Lien Collateral Agreement dated as of August 8, 2007 among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Grantors, in favor of Bank of America, N.A., as Administrative Agent(14)
10.28
Form of Continuing Guaranty (First Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.29
Form of Continuing Guaranty (Second Lien) dated as of August 8, 2007 by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent(14)
10.30	Form of First Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.31	Form of Second Lien Pledge Agreement dated as of August 8, 2007 by Jacob Y. Terner, M.D. in favor of Bank of America, N.A., as Administrative Agent(14)
10.32
Form of First Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.33
Form of Second Lien Collateral Assignment of ProMed Acquisition Documents and Alta Acquisition Documents dated as of August 8, 2007 by Alta Hospitals Systems LLC, Prospect Hospitals System LLC, Alta Healthcare System, Inc., Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(14)
10.34
Form of Intercreditor Agreement dated as of August 8, 2007 by Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, certain of their Subsidiaries as Guarantors, and Bank of America, N.A., as First Lien Collateral Agent, Second Lien Collateral Agent, and Control Agent(14)

10.35	Form of Third Amended and Restated Assignable Option Agreement dated as of August 8, 2007 by Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Jacob Y. Terner, M.D.(14)
10.36
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.37
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.38
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.39
Form of First Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Van Nuys Community Hospital(14)
10.40
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Los Angeles Community Hospital(14)
10.41
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Hollywood Community Hospital(14)
10.42
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Los Angeles Hospitals, Inc. in favor of Bank of America, N.A. for the property constituting Norwalk Angeles Community Hospital(14)
10.43
Form of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 8, 2007 made by Alta Hollywood Hospitals, Inc. in favor of Bank of America, N.A., as Beneficiary, for the property constituting Van Nuys Community Hospital(14)
10.44	Form of Executive Employment Agreement dated August 8, 2007 between Alta Hospitals System, LLC, and Samuel S. Lee(12)
10.45	Form of Amendment to Executive Employment Agreement effective March 19, 2008 by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(13)
10.46	Second Amendment to Executive Employment Agreement, dated as of July 8, 2008, by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee(18)
10.47	Form of Management Services Agreement between Pomona Valley Medical Group, Inc. and ProMed Health Care Administrators effective October 1, 1998(14)
10.48	Form of Management Services Agreement between Upland Medical Group, A Professional Medical Corporation and ProMed Health Care Administrators effective October 1, 2002(14)
10.49
Form of Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(14)
10.50
Form of Amendments to Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(20)

10.51	Form of Hospital Inpatient Services Agreement between Alta Hollywood Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)(14)
10.52	Form of Registration Rights Agreement between Prospect Medical Holdings, Inc. and each of the former holders of Series B Convertible Preferred Stock(12)
10.53	Form of Non-Management Voting Agreement between Samuel S. Lee and certain non-management shareholders of Prospect Medical Holdings, Inc. (12)
10.54	Form of Management Voting Agreement between Samuel S. Lee and certain management shareholders of Prospect Medical Holdings, Inc.(12)
10.55
Form of First Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(15)
10.56
Form of Second Lien Forbearance Agreement dated as of February 13, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(15)
10.57
Form of First Amendment to Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(15)
10.58
Form of Consent Under Second Lien Forbearance Agreement dated as of March 31, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(15)
10.59
Form of Amended and Restated Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.60
Form of Amended and Restated Second Lien Forbearance Agreement dated as of April 10, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.61
Form of First Amendment to Amended and Restated Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.62
Form of First Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of April 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.63	Resignation Agreement dated as of May 12, 2008 between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D.(17)
10.64
Form of Second Amendment to Amended and Restated Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.65
Form of Second Amendment to Amended and Restated Second Lien Forbearance Agreement dated as of May 14, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.66
Form of Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)

10.67	Form of Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of May 15, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto(17)
10.68	Severance and Release Agreement dated as of June 4, 2008 between Prospect Medical Holdings, Inc. and Michael Terner(17)
10.69
Form of Third Amendment to First Lien Credit Agreement and First Amendment to Second Amendment to First Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.70
Form of Third Amendment to Second Lien Credit Agreement and First Amendment to Second Amendment to Second Lien Credit Agreement, Waiver and Consent dated as of June 30, 2008 by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent(17)
10.71	Fourth Amended and Restated Assignable Option Agreement, dated as of August 8, 2008, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Osmundo R. Saguil, M.D.(20)
10.72	Fifth Amended and Restated Assignable Option Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D.(20)
10.73	Second Amended and Restated Option Agreement, dated as of August 8, 2008, by and between Prospect Medical Group, Inc. and Osmundo R. Saguil, M.D.(20)
10.74	Third Amended and Restated Option Agreement, dated as of November 26, 2008, by and between Prospect Medical Group, Inc. and Arthur Lipper, M.D.(20)
10.75	Stock Purchase Agreement, dated as of August 8, 2008, by and among Prospect Medical Systems, Inc., Jacob Y. Terner, M.D., and Osmundo R. Saguil, M.D. (re. Group shares)(20)
10.76	Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Group shares)(20)
10.77	Stock Purchase Agreement, dated as of August 8, 2008, by and among Prospect Medical Systems, Inc., Jacob Y. Terner, M.D., and Osmundo R. Saguil, M.D. (re. Nuestra shares)(20)
10.78	Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Nuestra shares)(20)
10.79	Amended and Restated First Lien Pledge Agreement, dated as of August 8, 2008, by Osmundo R. Saguil, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.80	Second Amended and Restated First Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.81	Amended and Restated Second Lien Pledge Agreement, dated as of August 8, 2008, by Osmundo R. Saguil, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.82	Second Amended and Restated Second Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent(20)
10.83	Form of Indemnification Agreement between Prospect Medical Holdings, Inc. and each of its executive officers and directors(20)
10.84	Indemnification Agreement, dated November 26, 2008, by and between Prospect Medical Holdings, Inc. and Arthur Lipper, M.D.(20)
10.85	Prospect Medical Holdings, Inc. 2008 Omnibus Equity Incentive Plan(20)

10.86	Form of Incentive Stock Option Agreement for grant of incentive stock options to participants under our 2008 Omnibus Equity Incentive Plan(20)
10.87	Form of Non-Qualified Stock Option Agreement for grant of non-qualified stock options to participants under our 2008 Omnibus Equity Incentive Plan(20)
10.88	Non-Qualified Stock Option Agreement between Prospect Medical Holdings, Inc. and Samuel S. Lee, effective as of August 20, 2008(20)
10.89	Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to Mike Heather, dated as of August 15, 2008(20)
10.90	Form of Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to each of our outside directors, dated as of September 10, 2008(20)
14.1	Code of Ethics(8)
21.1	List of Subsidiaries of Prospect Medical Holdings, Inc.(20)
23.1	Consent of Ernst & Young LLP(20)
23.2	Consent of BDO Seidman, LLP(20)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(20)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended(20)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

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

(12)
Previously filed as an exhibit to Schedule 13D of Samuel S. Lee filed on August 20, 2007, and incorporated herein by reference.

(13)
Previously filed as an exhibit to Schedule 13D/A of Samuel S. Lee filed on April 22, 2008, and incorporated herein by reference.

(14)
Previously filed as an exhibit to our annual report on Form 10-K filed on June 2, 2008, and incorporated herein by reference.

(15)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2008, and incorporated herein by reference.

(16)
Previously filed as Appendix A to our definitive proxy statement filed on July 10, 2008 and incorporated herein by reference.

(17)
Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2008, and incorporated herein by reference.

(18)
Previously filed as an exhibit to Schedule 13D/A of Samuel S. Lee filed on August 15, 2008, and incorporated herein by reference.

(19)
Previously filed as an exhibit to Schedule 13D/A of Samuel S. Lee filed on August 27, 2008, and incorporated herein by reference.

(20)
Filed herewith.