Form 10-Q
period 2008-12-31
PROSPECT MEDICAL HOLDINGS INC
filed 2009-02-17
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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

        The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of February 12, 2009 was 20,575,111.

PROSPECT MEDICAL HOLDINGS, INC.

Index

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,041,616	$33,582,686
Investments, primarily restricted certificates of deposit	637,385	637,213
Patient accounts receivable, net of allowance for doubtful accounts of $4,144,129 and $3,890,762 at December 31, 2008 and September 30, 2008	21,184,343	18,314,495
Government program receivables	3,061,775	4,365,063
Risk pool receivables	—	337,948
Other receivables	2,222,905	2,598,466
Third Party Settlements	186,537	216,198
Notes receivable, current portion	212,858	224,063
Refundable income taxes, net	359,287	2,653,634
Deferred income taxes, net	5,788,068	5,788,068
Prepaid expenses and other current assets	5,215,942	4,235,925

Total current assets	71,910,716	72,953,759
Property, improvements and equipment:
Land and land improvements	18,501,280	18,452,000
Buildings	22,233,000	22,233,000
Leasehold improvements	1,821,663	1,504,656
Equipment	10,678,352	10,627,945
Furniture and fixtures	912,622	912,622

	54,146,917	53,730,223
Less accumulated depreciation and amortization	(8,614,876)	(7,911,229)

Property, improvements and equipment, net	45,532,041	45,818,994
Notes receivable, less current portion	235,144	238,334
Deposits and other assets	693,665	778,343
Deferred financing costs, net	627,636	661,481
Goodwill	128,877,234	128,877,234
Other intangible assets, net	46,677,587	47,739,873

Total assets	$294,554,023	$297,068,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	December 31, 2008	September 30, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$18,917,208	$20,480,380
Accounts payable and other accrued liabilities	14,359,855	16,295,770
Accrued salaries, wages and benefits	10,696,267	11,256,563
Current portion of capital leases	421,734	340,681
Current portion of long-term debt	12,100,000	12,100,000
Other current liabilities	108,021	107,181

Total current liabilities	56,603,085	60,580,575
Long-term debt, net of current portion	130,452,213	131,920,730
Deferred income taxes	20,587,998	24,433,362
Malpractice reserve	786,000	786,000
Capital leases, net of current portion	463,953	442,191
Interest rate swap liability	15,681,192	6,013,168
Other long-term liabilities	15,000	—

Total liabilities	224,589,441	224,176,026
Minority interest	84,216	80,664
Commitments, and Contingencies
Shareholders' equity:
Common stock, $0.01 par value; 40,000,000 shares authorized and 20,508,444 shares issued and outstanding at December 31, 2008 and September 30, 2008	205,084	205,084
Additional paid-in capital	93,700,651	93,407,031
Accumulated other comprehensive loss	(4,697,466)	(4,917,384)
Accumulated deficit	(19,327,903)	(15,883,403)

Total shareholders' equity	69,880,366	72,811,328

Total liabilities and shareholders' equity	$294,554,023	$297,068,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Revenues:
Managed care revenues	$48,131,249	$50,568,556
Net Hospital services revenues	35,322,406	27,286,228

Total revenues	83,453,655	77,854,784
Operating expenses:
Managed care cost of revenues	37,611,930	41,267,432
Hospital services operating expenses	22,145,555	18,001,347
General and administrative	12,385,503	12,654,289
Depreciation and amortization	1,765,934	1,900,523

Total operating expenses	73,908,922	73,823,591
Operating income from unconsolidated joint venture	352,582	474,741

Operating income	9,897,315	4,505,934
Other (income) expense:
Investment income	(48,247)	(294,124)
Interest expense and amortization of deferred financing costs	6,137,898	4,199,456
Loss in value of interest rate swap arrangements	9,668,024	876,680

Total other expense, net	15,757,676	4,782,012

Loss from continuing operations before income taxes	(5,860,361)	(276,078)
Income tax benefit	(2,419,415)	(100,732)

Loss from continuing operations before minority interest	(3,440,946)	(175,346)
Minority interest	3,554	5,497

Loss from continuing operations	(3,444,500)	(180,843)
Loss from discontinued operations, net of tax (see Note 4)	—	(316,156)

Net loss before preferred dividends	(3,444,500)	(496,999)
Dividend to preferred shareholders	—	(1,881,990)

Net loss attributable to common shareholders	$(3,444,500)	$(2,378,989)

Per share data:
Net loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.17)	$(0.18)

Discontinued operations	$—	$(0.02)

	$(0.17)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Operating activities
Net loss before preferred dividends	$(3,444,500)	$(496,999)
Adjustments to reconcile net loss before preferred dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	1,765,934	1,900,523
Amortization of deferred financing cost	33,845	200,670
Provision for bad debts	1,492,529	499,286
Payment-in-kind interest expense	251,529	—
Amortization of other accumulated comprehensive income related to interest rate swap arrangements	219,918	—
Deferred income taxes, net	(3,845,364)	(388,370)
Stock-based compensation	293,620	28,882
Loss on interest rate swap agreements	9,668,024	876,680
Pre-tax loss from discontinued operations	—	497,780
Changes in assets and liabilities:
Risk pool receivables	337,948	179,184
Patient and other receivables	(2,653,867)	1,151,451
Prepaid expenses and other current assets	(980,017)	(331,044)
Refundable income taxes and taxes payable	2,294,347	(69,452)
Deposits and other assets	84,676	(50,000)
Accrued medical claims and other health care costs payable	(1,563,172)	(1,310,062)
Accounts payable and other accrued liabilities	(2,480,371)	(3,993,324)
Net cash used in operating activities from discontinued operations	—	(101,584)

Net cash provided by (used in) operating activities	1,475,079	(1,406,379)
Investing activities
Purchases of property, improvements and equipment	(221,214)	(596,028)
Proceeds from notes receivable	14,395	12,828
Capitalized expenses related to acquisitions	—	(15,863)
Increase in restricted certificates of deposits	(172)	—
Other investing activities	3,554	5,497
Net cash used in investing activities from discontinued operations	—	(1,013)

Net cash used in investing activities	(203,437)	(594,579)
Financing activities
Borrowings on credit line	—	2,000,000
Repayments of long-term debt	(1,720,046)	(1,250,000)
Payments on capital leases	(92,666)	(84,133)
Proceeds from exercises of stock options	—	1,200,000

Net cash provided by (used in) financing activities	(1,812,712)	1,865,867

Decrease in cash and cash equivalents	(541,070)	(135,091)
Cash and cash equivalents at beginning of period	33,582,686	22,094,693

Cash and cash equivalents at end of period	$33,041,616	$21,959,602

Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$195,481	$—

Accrued dividend to preferred shareholders	$—	$1,881,990

Interest paid	$5,719,022	$4,052,623

Income taxes paid	$1,050,000	$500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

1. Business

        Prospect Medical Holdings, Inc. ("Prospect" or the "Company") is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC ("Alta"), which was previously known as Alta Healthcare System, Inc. the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California, and its operations are now organized into three primary reportable segments: IPA Management, Hospital Services, and Corporate as discussed below.

Liquidity and Recent Operating Results

        During fiscal 2008 and 2007, the Company reported operating losses within its IPA Management segment. As discussed in Note 7, in fiscal 2008, the Company recorded an $8.3 million non-cash loss on debt extinguishment, which was offset by a $3.1 million non-cash gain on interest rate swaps and a $7 million gain on divestiture related to its discontinued operations. In the fourth quarter of fiscal 2007, the Company recorded a non-cash impairment charge of approximately $38.8 million ($27.5 million related to continuing operations, $11.3 million related to discontinued operations) to write off goodwill and intangibles related to legacy IPA entities, (i.e., not including the ProMed Entities (see Note 8 below)), which resulted in overall losses in the Company's IPA Management operation. Any future improvement of the Company's core operations and the successful integration of its newly acquired subsidiaries have required and will continue to require significant investment and management attention. Management is reviewing its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets (see Note 4).

        As further discussed in Note 7, the Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with its lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level. While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company and its lenders entered into a series of forbearance agreements and on May 15, 2008, the credit agreements were formally modified to waive past defaults, amend certain covenant provisions prospectively and make changes to the interest rates and payment terms. These changes resulted in a substantial modification to the credit facilities, which was accounted for as an extinguishment of the existing debt during the quarter ended June 30, 2008, with the modified debt recorded as new debt.

        As of December 31, 2008, the Company was in compliance with all covenants and believes that it will be able to comply with all covenants, as modified, through at least the next twelve months. As such, scheduled payments due after twelve months from the balance sheet date have been reflected as non-current liabilities at December 31, 2008 and September 30, 2008.

        Management has implemented a plan to improve the operating results of the legacy IPA Management operation (i.e., not including the ProMed Entities (see Note 8 below)), including measures to retain enrollment, increase health plan reimbursement and reduce medical costs. However, there can be no assurance that the Company's operational improvement efforts will have a successful

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

1. Business (Continued)

outcome and that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. The lenders may not provide forbearance or grant waivers of possible future covenant violations and could require full and immediate repayment of the loans, if under default, which would negatively impact the Company's liquidity, ability to operate and ability to continue as a going concern.

IPA Management

        The IPA Management segment is a health care management services organization that provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs"). The affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services. As discussed below and in Note 4, effective August 1, 2008, the Company sold the AV Entities to a third party for total consideration of $8 million. Prospect currently manages the provision of prepaid health care services for its affiliated physician organizations in Southern California.

Hospital Services

        Alta, which was known as Alta Healthcare System, Inc. prior to its acquisition on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. Alta and its subsidiaries (collectively, the Hospital Services segment) own and operate four hospitals in the greater Los Angeles area, with a combined 339 licensed beds, served by 351 on-staff physicians at December 31, 2008. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients who are admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third-party payers, including commercial insurance carriers, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs").

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the Securities and Exchange Commission ("SEC") for interim reports, certain information and footnote

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed. All adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements.

        The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2008 and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on December 29, 2008.

Principles of Consolidation

        The unaudited interim condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" and Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

Discontinued Operations

        As discussed in Note 4, effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), whereby it agreed to sell all of the issued and outstanding stock of Sierra Medical Management ("SMM"), Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively, the "AV Entities") to a third party. As required by the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the assets and liabilities of the AV Entities and their operations have been presented in the condensed consolidated financial statements as discontinued operations for all periods presented. All prior year amounts have been reclassified in accordance with the provisions of SFAS No. 144. All references to operating results reflect the ongoing operations of the Company, excluding the AV Entities, unless otherwise noted.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Revenues and Cost Recognition

        Revenues by reportable segments are comprised of the following amounts:

	Three months ended December 31,
	2008	2007(1)
IPA Management
Capitation	$47,762,175	$50,310,411
Management fees	144,332	107,628
Other	224,742	150,517

Total revenues: IPA Management	$48,131,249	$50,568,556

Hospital Services
Inpatient	$33,239,461	$25,091,087
Outpatient	1,722,043	1,721,359
Other	360,902	473,782

Total revenues: Hospital Services	$35,322,406	$27,286,228

Total revenues	$83,453,655	$77,854,784

    (1)
    The above amounts exclude capitation revenue related to the AV Entities, given their classification as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

        The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. With the acquisition of Alta (formerly Alta Healthcare System, Inc.) in August 2007, the Company's operations are now organized into three reporting segments: (i) IPA Management, (ii) Hospital Services, and (iii) Corporate (see Note 9). Corporate represents expenses incurred in Prospect Medical Holdings, Inc., which were not allocated to the IPA Management and Hospital Services segments.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the swaps ceased to be eligible for hedge accounting under SFAS No. 133. As a result, all further changes in fair value of the swaps were recorded in the condensed consolidated statements of operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 continues to be amortized to interest expense, using the effective interest method, over the remaining life of the swaps.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        The components of comprehensive loss for the periods ended December 31 are as follows:

	Three months ended December 31
	2008	2007
Net loss including discontinued operations	$(3,444,500)	$(496,999)
Change in fair value of interest rate swaps, net of tax	—	(2,202,479)
Amortization of fair value of interest rate swaps, net of tax	219,918	—

Comprehensive loss	$(3,224,582)	$(2,699,478)

3. Equity-Based Compensation Plans

        On August 13, 2008, following stockholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan ("2008 Plan") to provide flexibility in implementing equity awards, including incentive stock options ("ISO"), non-qualified stock options ("NQSO"), restricted stock grants, stock appreciation rights ("SAR") and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the "Committee"). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company's 1998 Stock Option Plan ("1998 Plan") have been discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan that were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the Plan. As of December 31, 2008, there were 1,896,250 shares available for future grants under the 2008 Plan.

        Under the terms of the 2008 Plan, the exercise price of an ISO may not be less than 100% of the fair market value of the Company's Common Stock on the date of grant and, if granted to a shareholder owning more than 10% of the Company's Common Stock, then not less than 110%. Stock options granted under the 2008 Plan have a maximum term of 10 years from the grant date, and will be exercisable at such time and upon such terms and conditions as determined by the Committee. Stock options granted to employees generally vest over four years, while options granted to directors and consultants typically vest over a shorter period, subject to continued service. In the case of an ISO, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which ISO are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

        The base price, above which any appreciation of a SAR issued under the 2008 Plan is measured, will in no event be less than 100% of the fair market value of the Company's stock on the date of grant of the SAR or, if the SAR is granted in tandem with a stock option, the exercise price under the associated option. The restrictions imposed on shares granted under a restricted stock award will lapse in accordance with the vesting requirements specified by the Committee in the award agreement. Such

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

3. Equity-Based Compensation Plans (Continued)

vesting requirements may be based on the continued service of the participant with the Company for a specified time, or on the attainment of specified performance goals established by the Committee in its discretion. If the vesting requirements of a restricted stock award are not satisfied prior to the termination of the participant's service, the unvested portion of the award will be forfeited and the shares of Common Stock subject to the unvested portion of the award will be returned to the Company.

Stock Options Activities

        The following table summarizes information about our stock options outstanding at December 31, 2008 and activity during the three-month period then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2008	5,087,637	$3.17
Granted	57,500	$2.25
Exercised	—	$—
Forfeited	(542,000)	$5.16

Outstanding as of December 31, 2008	4,603,137	$2.92	$—	45

Vested and Exercisable as of December 31, 2008	2,456,204	$3.35	$—	35

        During the three months ended December 31, 2007, no options were granted, 380,000 options were exercised for net proceeds of approximately $1,200,000, and 37,820 options were forfeited. The aggregate intrinsic value of the options exercised was $741,700. No net tax benefits were realized from the exercise of stock options as the Company was in a net taxable loss position.

        At December 31, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was zero. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted market price.

Stock-Based Compensation Expense Under SFAS No. 123(R)

        Under Statement of Financial Accounting Standards (SFAS No. 123(R)), "Share-Based Payment," compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant, estimated using an option pricing model.

        Compensation costs for stock-based awards are measured and recognized in the financial statements, net of estimated forfeitures over the awards' requisite service period. The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

3. Equity-Based Compensation Plans (Continued)

of options granted. Estimated forfeitures will be revised in future periods if actual forfeitures differ from the estimates and will impact compensation cost in the period in which the change in estimate occurs. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow.

        The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

Three months ended December 31, 2008
Weighted average fair value of option grants	$0.71

Market price of the Company's common stock on the date of grant	$2.25

Weighted average expected life of the options	3.18 years – 3.5 years

Risk-free interest rate	1.07%

Weighted average expected volatility	43.14%

Dividend yield	0.00%

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

December 31, 2008

(Unaudited)

3. Equity-Based Compensation Plans (Continued)

selecting comparable companies, management considered several factors including industry, stage of development, size and market capitalization.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

        Dividends—The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

        Forfeitures—Share based compensation is recognized only for those awards that are ultimately expected to vest. Compensation expense is recorded net of estimated forfeitures. Those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data since May 2005 to estimate pre-vesting option forfeitures for all our employees on a combined basis.

        Stock-based compensation expense, related to stock options under the fair value method, recognized in the three months ended December 31, 2008 and 2007 was $262,953 and $28,882, respectively. At December 31, 2008 and 2007, there were 2,146,933 and 77,557 unvested options, and related compensation expense of approximately $931,000 and $164,000 respectively, will be recognized ratably over the remaining vesting period. The weighted average remaining contractual life of stock options outstanding at December 31, 2008 was 45 months.

Restricted Stock Award Activities

        As of December 31, 2008, the Company had 66,667 unvested shares of restricted stock outstanding that were granted on August 15, 2008, with a weighted-average grant date fair value of $2.40 and an aggregated unrecognized compensation expense of approximately $100,000. Compensation expense of $30,667 was recorded during the three months ended December 31, 2008.

4. Discontinued Operations

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

        Total consideration paid by the buyer was $8,000,000, of which $2,000,000 was paid into an escrow account to fund certain AV Entities' liabilities and approximately $815,000 was paid directly to AV Entities' vendors, employees and physicians. Of the remaining amount totaling approximately $5,185,000, $4,219,000 was paid directly to the Company's lenders as required under the modified debt facilities, and approximately $966,000 was retained by the Company for transaction expenses and the required balance sheet reconciliation items.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

4. Discontinued Operations (Continued)

        The Company recorded a gain of approximately $7.1 million in connection with this transaction in the fourth quarter of fiscal 2008. The SPA contains certain post-acquisition purchase price adjustment provisions for working capital and claims liabilities which require a final determination of the gain by August 10, 2010. Once the purchase price has been finalized and the net gain on the transaction determined, any adjustment to the gain will be recorded in discontinued operations.

        Pursuant to SFAS No. 144 and EITF Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," the AV Entities have been classified as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AV Entities have been aggregated and stated separately from the respective captions of continuing operations in the unaudited interim condensed consolidated statements of operations. Expenses include direct costs of the business that will be eliminated from future operations as a result of the sale. The Company also allocated interest expense associated with the portion of debt required to be repaid for the three months ended December 31, 2007 to discontinued operations in accordance with EITF Issue 87-24, "Allocation of Interest to Discontinued Operations."

        The results of operations of the AV Entities reported as discontinued operations are summarized as follows:

Three Months Ended December 31, 2007
Managed care revenues	$4,405,829
Operating expenses:
Managed care cost of revenues	3,121,678
General and administrative	1,658,988
Depreciation and amortization	26,311

Total operating expenses	4,806,977
Operating loss	(401,148)
Other expense	96,632

Loss before income taxes	(497,780)
Income tax benefit	181,624

Loss from discontinued operations	$(316,156)

5. Earnings per Share

        We follow SFAS No. 128, "Earnings per Share," which established standards regarding the computation of basic and diluted earnings per share ("EPS"). Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive. Common stock issued at below estimated

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

5. Earnings per Share (Continued)

fair value on the issuance date is included in weighted average number of common shares as if such shares had been outstanding for all periods presented.

        The calculations of basic and diluted net loss per share for the three months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31,
	2008	2007
Basic and diluted:
Continuing operations	$(3,444,500)	$(180,843)
Dividends to preferred stockholders	—	(1,881,990)

	(3,444,500)	(2,062,833)
Discontinued operations	—	(316,156)

Net loss attributable to common stockholders	$(3,444,500)	$(2,378,989)

Weighted average number of common shares outstanding	20,508,444	11,713,566

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.17)	$(0.18)
Discontinued operations	$—	$(0.02)

	$(0.17)	$(0.20)

        Due to net losses, all potentially dilutive securities were excluded from the calculation of diluted loss per share attributable to common stockholders during the three months ended December 31, 2008 and 2007, as their effect would be anti-dilutive. The number of stock options and warrants excluded from the computation of diluted earnings per share during the three months ended December 31, 2008 were 4,603,137 and 665,973 respectively, prior to the application of the treasury stock method, due to their anti-dilutive effect. The number of stock options and warrants excluded from the computation of diluted earnings per share during the three months ended December 31, 2007 were 1,832,086 and 1,015,536, respectively. 1,672,880 Series B preferred shares were also excluded from diluted earnings per share during the three months ended December 31, 2007, since their conversion was contingent upon stockholder approval and would have been anti-dilutive.

        Following stockholder approval on August 13, 2008, the holders of all of the outstanding shares of Series B Preferred Stock elected to convert their preferred shares into Common Stock. The former holders also ceased to have any right to receive dividends on the preferred shares. All such dividends terminated and ceased to accrue, and all previously accrued dividends through August 13, 2008 were forgiven and the liability was reclassified to additional paid-in capital. Accordingly, an adjustment to additional paid-in-capital in the amount of $7,881,890 was recorded as of that date.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

5. Earnings per Share (Continued)

        The following proforma basic and diluted earnings per share assume the conversion of preferred shares into common stock at a ratio of 1:5 at the beginning of the quarter ended December 31, 2007:

Three Months Ended December 31, 2007
Basic and diluted:
Loss from continuing operations	$(180,843)
Loss from discontinued operations	(316,156)

Net loss attributable to common stockholders—proforma	$(496,999)

Weighted average number of common shares outstanding—historical	11,713,566
Add weighted number of preferred shares converted to common shares	8,364,400

Weighted average number of common shares outstanding—proforma	20,077,966

Basic and diluted net loss per share—proforma
Continuing operations	$(0.02)
Discontinued operations	$(0.02)

$(0.04)

6. Related Party Transactions

        Prospect Medical Holdings, Inc. has a controlling financial interest in the affiliated physician organizations included in its unaudited interim condensed consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group ("PMG") and was the Chief Executive Officer of each of PMG's subsidiary physician organizations, except for AMVI/Prospect and Nuestra. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer through part of fiscal 2008.

        The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner's employment without cause, the Company would be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In consideration of Dr. Terner's resignation and other provisions in his resignation

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

6. Related Party Transactions (Continued)

agreement, the Company agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in fiscal 2008.

        Dr. Terner continued to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group and its subsidiary physician organizations until a suitable replacement was found. Dr. Arthur Lipper currently serves as the nominee shareholder of Propect Medical Group and in all officer and director positions with all of our affiliated physician organizations.

        Through the ProMed Acquisition, the Company acquired the lease of an office facility which is jointly owned by an executive officer of ProMed. The total lease payments in the three months ended December 31, 2008 and 2007 under the lease were approximately $142,000 and $147,000, respectively.

7. Long Term Debt

        Long-term debt at December 31, 2008 and September 30, 2008, respectively, consists of the following:

	December 31, 2008	September 30, 2008
	(unaudited)
Term loans	$135,452,213	$136,920,730
Revolving credit facility	7,100,000	7,100,000

	142,552,213	144,020,730
Less current maturities	(12,100,000)	(12,100,000)

	$130,452,213	$131,920,730

        On June 1, 2007, the Company entered into a three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities (see Note 8). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which was not drawn at the date of acquisition). $8,051,000 of the term loan proceeds were used to repay existing debt and the balance was used to finance the ProMed Acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly principal payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranged from 275 to 300 basis points based on the consolidated leverage ratio. The Company could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

7. Long Term Debt (Continued)

        The Company recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which is being amortized over the term of the related debt using the effective interest method.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a minimum fixed-charge coverage ratio, and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (except for the test periods from April 30, 2008 through June 30, 2009, which is computed monthly) based on consolidated trailing twelve-month operating results. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control of the Company. The payment of principal and interest under the credit facilities is guaranteed, jointly and severally, by the Company and most of its existing wholly-owned subsidiaries. Substantially all of the Company's assets are pledged to secure the credit facilities.

Default and Debt Modification

        The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company also failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the trailing twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants, including the timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The modified agreements also stipulate that the LIBOR rate shall not be less than 3.5% for the term of the credit facilities. Additionally, the available line of credit under the revolving credit facility was permanently reduced from $10,000,000 to $7,250,000. The Company also agreed to pay certain fees and expenses to the lenders and their advisors as described below.

        On May 15, 2008, the Company and its lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively, starting in April 2008, to modify the required ratios and to increase the frequency of compliance reporting from quarterly to

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

7. Long Term Debt (Continued)

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

        The Company filed its 2007 Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively, and was in compliance with the amended financial covenant provisions for the April through December 2008 monthly reporting periods and continues to meet all debt service requirements on a timely basis.

        The Company believes that it will be able to comply with the adjusted financial ratios at least for the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at December 31, 2008 and September 30, 2008. The current portion includes scheduled minimum principal payments only and does not include additional principal payments contingent on excess cash flows or proceeds from future divestitures. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond twelve months. The lenders may not provide forbearance or grant waivers of possible future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining forbearance and waivers of past covenant violations, during the second and third quarters of fiscal 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders' advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was also required to pay an amendment fee of $758,000 in cash and to add 1% to the principal balance of the first and second-lien debt and the revolving line of credit, totaling $1,514,000. The amendment fees were expensed as loss on debt extinguishment in the third quarter of 2008. The Company will also incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance on a monthly basis. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. At December 31, 2008, the interest rate (as modified and including the 4% "payment-in-kind" interest) on the first and second line term loans were 11.0% and 15.25%, respectively and the interest rate on the revolver was 13.0%.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

7. Long Term Debt (Continued)

        The Company accounted for the modifications of its first and second-lien term debt in accordance with EITF Issue 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," and the modification of its revolving credit facility in accordance with EITF Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements." Pursuant to EITF Issue 96-19 and EITF Issue 98-14, the Company is required to account for these modifications as debt extinguishments if the terms of the debt have changed substantially. A substantial modification occurs when the discounted future cash flows have changed by more than 10% before and after the modification in the case of the term loans; and if the product of the remaining term and the maximum available credit (i.e. the borrowing capacity) of the new revolver has decreased in relation to the existing line of credit. As a result of the increased interest and principal payments (including "payment-in-kind" interest) under the term loans and reduction in the maximum borrowing limit for the revolver, the Company determined that these modifications should be accounted for as an extinguishment of the existing credit facilities effective April 10, 2008. The modified facilities are recorded as new debt instruments at fair value, which equal their face value.

        In connection with the modifications of the first and second-lien term debt and the revolving line of credit, considered an early extinguishment of debt, the Company wrote off the remaining unamortized discount and debt issuance costs of $6,036,000, and expensed as debt extinguishment loss $758,000 in amendment fees paid to lenders and $1,514,000 of "payment-in-kind" interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of deferred financing costs related to the new credit agreements, which is being amortized over their remaining terms. Under the amended senior credit facility agreement, all net proceeds from any future sale of one or more of the Company's IPAs are to be used to prepay the outstanding balance of the first lien debt (see Note 4).

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

December 31, 2008

(Unaudited)

7. Long Term Debt (Continued)

fix the weighted average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, the Company is ultimately obligated for all amounts due and payable under its credit facilities.

        The interest rate swap agreements were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the $48,000,000 swap being December 31, 2007 and the effective date of the $97,750,000 swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were recorded as a component of other comprehensive income, net of tax, to be subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, in anticipation of changes to the loan agreements that would impact recording of interest rate swaps, the Company elected to discontinue hedge accounting. Changes in the fair value of the interest rate swaps after March 31, 2008 are recorded as other income or expense. Total net loss on the interest rate swaps included in earnings for the three months ended December 31, 2008 and 2007 were approximately $9,668,000 and $877,000, respectively. The effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 will continue to be amortized as expense over the remaining life of the swaps. Approximately $366,000 was amortized to expense for the three months ended December 31, 2008.

8. Acquisitions

ProMed Health Services Company

        On June 1, 2007, the Company and its affiliated physician organization, Prospect Medical Group, Inc. ("PMG") completed the acquisition of ProMed Health Services Company a California corporation and its subsidiary, ProMed Health Care Administrators, Inc. ("PHCA") (collectively "ProMed Health Care Administrators"), and two affiliated IPAs: Pomona Valley Medical Group, Inc. dba ProMed Health Network ("Pomona Valley Medical Group"), and Upland Medical Group, Inc. ("Upland Medical Group") (collectively the "ProMed Entities"). PHCA manages the medical care of HMO enrollees served by Pomona Valley Medical Group and Upland Medical Group. Total purchase consideration of $48,000,000 included $41,040,000 of cash and 1,543,237 shares of Prospect Medical Holdings common stock valued at $6,960,000, or $4.51 per share. The transaction is referred to as the "ProMed Acquisition."

        The ProMed Acquisition, and $392,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,379,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing debt of Prospect Medical Holdings ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital and medical claims reserve adjustments. During fiscal 2008, the Company recorded a post-closing working capital adjustment of approximately $560,000 as a reduction in goodwill.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

8. Acquisitions (Continued)

Alta Healthcare System, Inc.

        On August 8, 2007, the Company acquired all of the outstanding common shares of Alta and the name of the surviving entity was changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the "Alta Acquisition." Alta is a for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 351 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,935,000, comprised of repayment of approximately $41,500,000 of Alta's existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of approximately $1.2 million. Each share of preferred stock was convertible into five common shares upon stockholder approval (which occurred on August 13, 2008). Prior to conversion, each share of preferred stock accrued dividends at 18% per year, compounding annually. Such dividends (amounting to $7,881,890) were canceled upon conversion to common shares on August 13, 2008, and the related liability reclassified to additional paid in capital. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock's closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of a common share on the acquisition date, plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was approximately $153,772,000.

        The Alta Acquisition, the extinguishment of Alta's existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility arranged by Bank of America, comprised of $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing (see Note 7 for discussion of long-term debt). Net proceeds of $141.1 million (net of issuance discount and financing costs of $6.9 million) were used to repay Alta's existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed Acquisition debt, pay the cash portion of the purchase price of $51.3 million and fund approximately $1.2 million in transaction costs.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

8. Acquisitions (Continued)

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

8. Acquisitions (Continued)

        Goodwill from the ProMed and Alta Acquisitions is primarily related to a new platform for future growth, driven by new geographic markets and business segments, as well as experienced management teams and workforces. Through the ProMed Acquisition, the Company expanded into a new service market in the Inland Empire area. With the Alta Acquisition, the Company purchased a hospital network. As a stock purchase, the goodwill and a significant portion of the intangible assets acquired in the ProMed and Alta Acquisitions are not deductible for income tax purposes. Future tax liabilities related to the fair value of these assets in excess of the tax deductible amounts have been recorded as deferred tax liabilities at the acquisition date.

Investment in Brotman Medical Center, Inc ("Brotman")

        Effective August 31, 2005, the Company acquired an approximately 38% stake in Brotman, for $1,000,000. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman's service area. Brotman, previously owned by Tenet HealthCare, had been incurring significant operating deficits. The new investors, including Prospect, hoped to help turn around Brotman's operations and restore profitability.

        During September 2005, the first month of operation under new ownership, Brotman experienced a net loss of approximately $1,000,000, of which Prospect's portion totaled approximately $400,000. Brotman continued to incur significant losses after September 30, 2005 and, based on these significant operating deficits, uncertain ability to increase revenues and reduce costs, and limited capital, management of Prospect believed that the remaining investment in Brotman at September 30, 2005 was impaired and wrote off its entire investment as of September 30, 2005. The Company has not recognized any equity in earnings since its initial investment as Brotman continued to incur losses.

        In October 2007, Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Effective April 22, 2008, Samuel S. Lee (the Company's CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman. The bankruptcy plan was confirmed by the U.S. Bankruptcy Court, Central District of California, Los Angeles Division, on January 21, 2009, and is currently subject to appeal.

        The Company had entered into a consulting services agreement with Brotman on August 1, 2005, pursuant to which, the Company would receive a monthly consulting fee of $20,000 and, as subsequently amended on October 25, 2007, an amended monthly consulting fee of $100,000. The receivable balance due from Brotman under this arrangement was $300,000 at December 31, and September 30, 2008.

9. Segment Information

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

        With the acquisition of Alta in August 2007, the Company's operations are now organized into three reporting segments: (i) IPA Management—which is comprised of the Prospect and ProMed

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

9. Segment Information (Continued)

reporting units, provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs") or medical clinics; (ii) Hospital Services—which owns and operates four community-based hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital and Van Nuys Community Hospital and (iii) Corporate. Corporate represents expenses incurred in Prospect Medical Holdings, Inc. (the "Parent Entity"), which were not allocated to the IPA Management and Hospital Services segments.

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

        The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the three months ended December 31, 2008 and 2007:

	As of and for the Quarter Ended December 31, 2008
	IPA Management	Hospital Services	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$48,131,249	$35,322,406	$—	$—	$83,453,655
Intersegment revenues	—	—	—	—	—

Total revenues	48,131,249	35,322,406	—	—	83,453,655
Operating income (loss)	2,805,082	9,117,745	(2,025,512)	—	9,897,315
Investment income	(25,182)	(388)	(22,677)	—	(48,247)
Interest expense and amortization of deferred financing costs	—	41,668	6,096,231	—	6,137,898
Loss on interest rate swap arrangements	—	—	9,668,024	—	9,668,024

Income (loss) from continuing operations before income taxes	$2,830,264	$9,076,465	$(17,767,090)	$—	$(5,860,361)

Identifiable segment assets	$159,990,293	$196,561,114	$(61,997,384)	$—	$294,554,023

Segment capital expenditures, net of dispositions	$40,436	$376,258	$—	$—	$416,694

Segment goodwill	$22,338,519	$106,538,714	$—	$—	$128,877,234

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

9. Segment Information (Continued)

	As of and for the Quarter Ended December 31, 2007
	IPA Management	Hospital Services	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$50,568,556	$27,286,228	$—	$—	$77,854,784
Intersegment revenues	—	—	—	—	—

Total revenues	50,568,556	27,286,228	—	—	77,854,784

Operating income (loss)	1,413,057	5,619,070	(2,526,193)	—	4,505,934
Investment income	(59,695)	—	(234,429)	—	(294,124)
Interest expense and amortization of deferred financing costs	—	38,545	4,160,911	—	4,199,456
Loss on interest rate swap arrangements	—	—	876,680	—	876,680

Income (loss) from continuing operations before income taxes	$1,472,752	$5,580,525	$(7,329,355)	$—	$(276,078)

Identifiable segment assets	$148,299,500	$166,857,910	$(23,416,441)	$—	$291,740,969

Segment capital expenditures, net of dispositions	$121,152	$464,305	$12,596	$—	$598,053

Segment goodwill	$22,623,230	$106,514,567	$—	$—	$129,137,797

(1)
Prospect Medical Holdings, Inc. files a consolidated tax return and allocates costs for shared services and corporate overhead to each of the reporting segments. All acquisition-related debt, including debt related to the IPA Management and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, and gain or loss on interest rate swaps to the IPA Management and Hospital Services segments.

(2)
Prospect Medical Group (which serves as a holding company for our affiliated physician organizations and is itself an affiliated physician organization) files a consolidated tax return.

(3)
During the three months ended December 31, 2007, the Company incurred approximately $464,000 in costs related to the restatement of Alta's pre-acquisition financial statements, preparation of SEC filings and the related special investigation by the Company's audit committee, which was completed in March 2008. These expenses are included in general and administrative expenses of the Parent Entity. Also included in general and administrative expenses of the Parent Entity were employee stock compensation expense totaling approximately $236,000 and $29,000 for the three months ended December 31, 2008 and 2007, respectively.

(4)
Certain prior year amounts have been reclassified to conform to the fiscal 2009 period presentation.

10. Income Taxes

        On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting For Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        In May 2007, the FASB published FASB Staff Position FIN 48-1 ("FSP FIN 48-1"), "Definition of Settlement in FASB Interpretation No. 48." FSP FIN 48-1 is an amendment to FIN 48. It clarifies how

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

10. Income Taxes (Continued)

an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

        The Company adopted the provisions of FIN 48 and FSP FIN 48-1 on October 1, 2007. There were no unrecognized tax benefits or interest and penalties recorded on income tax matters as of the date of adoption. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no decrease in deferred tax assets or changes in the valuation allowance. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

        Consolidated and separate income tax returns are filed with the U.S. Federal jurisdiction and in the State of California. The Company's filed tax returns are subject to examination by the IRS for tax years 2007, 2006 and 2005 and the State of California for fiscal years 2007, 2006, 2005 and 2004. Net operating losses that were incurred in prior years may still be adjusted by taxing authorities.

        The Company recorded a tax benefit of approximately $2,419,000 and $101,000 for the three months ended December 31, 2008 and 2007, at effective tax rates of 41% and 36%, respectively. The effective tax rates for the three months ended December 31, 2008, differ from the federal statutory rate of 34% and the rate for the same periods in 2007 primarily due to state income tax.

11. Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S.A. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation, liabilities for uncertain income tax positions and valuation allowances for deferred tax assets.

        During the quarters ended December 31, 2008 and 2007, we recorded approximately $1,510,000 and $609,000 in favorable changes in estimates during the respective periods related to claims development from the prior periods.

12. Fair Value Measurements

        Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") for all financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157," ("FSP SFAS 157-2"). FSP SFAS 157-2 delayed the effective date of FAS 157

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

12. Fair Value Measurements (Continued)

for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the provisions of FSP SFAS 157-2, the Company has elected to defer implementation of SFAS 157 until October 1, 2009 as it relates to its non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. Management is currently evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities.

        The FASB also issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, ("FSP 157-3") in October 2008. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and was adopted by the Company as of October 1, 2008. The impact of adopting FSP 157-3 was not material to the Company's consolidated financial statements.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

  •
  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

  •
  Level 2—Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

  •
  Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

        The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Investments	$637,385	$637,385	$—	$—

Liabilities:
Interest rate swap liability	$15,681,192	$—	$15,681,192	$—

        A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used by the Company as well as the general classification of such instruments pursuant to the hierarchy.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

12. Fair Value Measurements (Continued)

Investments

        The Company's investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The investment instruments that are valued based on quoted market prices in active markets are primarily restricted certificates of deposit.

Interest Rate Derivative Liabilities

        The Company has two interest rate swap agreements in place for a notional amount of $48 million and $97.75 million, respectively. These instruments effectively cause a portion of the Company's floating rate debt to become fixed rate debt and are held with a major financial institution, which is expected to, and is expecting the Company to, fully perform under the terms of the agreements. A mark-to-market valuation that takes into consideration anticipated cash flows from the transaction using quoted market prices, other economic data and assumptions, and pricing indications used by other market participants is used to value the swaps. Given the degree of varying assumptions used to value the swaps, they are deemed to be Level 2 instruments.

        In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted October 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) establishes new principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In general, SFAS No. 141(R) requires the acquiring entity to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective. This standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including recognition of contingent consideration and most pre-acquisition loss and gain contingencies at their acquisition-date fair values. It will also require companies to expense, as incurred, transaction costs, and recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination as adjustments to income tax expense. SFAS 141(R) will also place new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141(R) applies prospectively to business combinations in the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on October 1,

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

13. Recent Accounting Pronouncements (Continued)

2009. Management is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the accompanying Consolidated Financial Statements separate from the parent company's equity. Net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and expanded disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company will adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

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

        In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

(Unaudited)

13. Recent Accounting Pronouncements (Continued)

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

        In September 2008, the FASB issued FASB Staff Position No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133" ("FSP SFAS No. 133-1") and FASB Interpretation No. 45-4, "Clarification of the Effective Date of FASB Statement No. 161" ("FIN 45-4"). FSP SFAS No. 133-1 and FIN 45-4 amends FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP SFAS No. 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities." Disclosures required by SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP SFAS No. 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact the Company's consolidated financial position, results of operations or cash flows.

14. Litigation and Contingencies

        Many of the Company's payer and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements for the year ended September 30, 2008 appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

  •
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

  •
  Our profitability may be reduced or eliminated if we are not able to manage healthcare costs of our affiliated physician organizations effectively.

  •
  Our revenue and profitability could be significantly reduced and could also fluctuate significantly from period to period under Medicare's Risk Adjusted payment methodology.

  •
  Our operating results could be adversely affected if our actual healthcare claims exceed our reserves.

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

  •
  The acquisition of hospitals and subsequent integration with our business of managing physician organizations may prove to be difficult and may outweigh the associated benefits.

  •
  Our hospital with a union contract could experience setbacks from unfavorable negotiations with union members.

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

  •
  The healthcare industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive.

  •
  We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government's behalf under the False Claims Act's "qui tam" or whistleblower provisions.

  •
  Future reforms in healthcare legislation and regulation could reduce our revenues and profitability.

  •
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

  •
  Our profitability could be adversely affected by any changes that would reduce payments to HMOs under government-sponsored healthcare programs.

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

  •
  If we were to lose the services of Sam Lee, our CEO, or other key members of management, we might not be able to replace them in a timely manner with qualified personnel, which could disrupt our business and reduce our profitability and revenue growth.

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

  •
  If the current weakness in the U.S. economy and job market continues unabated, revenue and profitability within our Hospital Services and IPA Management segment could be adversely affected.

  •
  We also face other risks that could adversely affect our business, financial condition or results of operations, which include: any requirement to restate financial results in the event of inappropriate application of accounting principles; a significant failure of our internal control over financial reporting; failure of our prevention and control systems related to employee compliance with internal polices, including data security; failure to protect our proprietary information; and failure of our corporate governance policies or procedures.

        Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on December 29, 2008 for a discussion of risk factors. A copy of the Form 10-K annual report can be found on the internet at www.prospectmedicalholdings.com or through the SEC's electronic data system called EDGAR at www.sec.gov. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

        Prior to the August 8, 2007 acquisition of Alta, the Company was primarily a healthcare management services organization that develops integrated delivery systems and provides medical management systems and services to affiliated medical organizations. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into three reporting segments: IPA Management, Hospital Services and Corporate.

IPA Management

        The IPA Management segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations ("IPAs"). The affiliated physician organizations enter into agreements with health maintenance organizations ("HMOs") to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The IPAs contract with physicians (primary care and specialist) and other healthcare providers to provide all of their medical services.

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

        Effective August 1, 2008, the Company entered into a Stock Purchase Agreement ("SPA"), whereby it agreed to sell, all of the issued and outstanding stock of Sierra Medical Management ("SMM") and all of the issued and outstanding stock of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (the "AV Entities"). As discussed in Note 4 to the accompanying unaudited interim condensed consolidated financial statements, the assets, liabilities and operating results of the AV Entities have been classified as discontinued operations and are excluded from the disclosures below.

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

        The twelve affiliated physician organizations provide medical services to a combined total of approximately 190,300 HMO enrollees at December 31, 2008, including approximately 9,200 AMVI Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

        Currently, our affiliated physician organizations have contracts with approximately 16 HMOs, from which our revenue is primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee.

        Our IPA Management business has grown through the acquisition of IPAs by Prospect Medical Group. We do not currently have plans to acquire any IPAs, individual or small medical practices, clinics or medical group practices.

        We have chosen to concentrate our growth geographically by limiting our acquisitions to IPAs in Orange County, California, Los Angeles County, California and San Bernardino County, California.

        Managed care revenues consist primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs or under fee-for-service arrangements. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their healthcare provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustment. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as "Risk Adjustment." Under this model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth fiscal quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to Medi-Cal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA's OneCare HMO, as well as management services provided to Brotman Medical Center, an equity investee in which we hold a 38% interest. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also Medi-Cal eligible. Management fee revenue is earned in the month the services are delivered. Fee-for-service revenues were primarily related to medical clinics operated by the AV Entities, which we sold on August 1, 2008.

        Managed care revenues also include incentive payments from HMOs under "pay-for-performance" programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to independently and reliably estimate these amounts.

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

        Revenues from continuing operations of the IPA Management segment are comprised of the following amounts:

	Three Months Ended December 31,
	2008	2007(1)	% Increase (Decrease)
Capitation	$47,762,175	$50,310,411	(5.1)%
Management fees	144,332	107,628	34.1%
Other	224,742	150,517	49.3%

Total	$48,131,249	$50,568,556	(4.8)%

    (1)
    The above amounts exclude capitation revenue related to the AV Entities, given their classification as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

        We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category:

	As of December 31,
Member Category	2008	2007(2)	% Increase (Decrease)
Commercial	141,000	163,500	(13.8)%
Senior—owned	20,900	22,200	(5.9)%
Senior—managed(1)	100	100	0.0%
Medi-Cal—owned	19,200	24,100	(20.3)%
Medi-Cal—managed(1)	9,100	7,900	15.2%

Total	190,300	217,800	(12.6)%

    (1)
    Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

    (2)
    The above amounts exclude HMO enrollment related to the AV Entities, given their classification as discontinued operations.

        The following table details total paid member months, by member category, for the three-month periods ended December 31, 2008 and 2007:

	Three months ended December 31,
Member Category	2008	2007(2)	% Increase (Decrease)
Commercial	428,100	491,900	(13.0)%
Senior—owned	63,000	66,600	(5.4)%
Senior—managed(1)	400	400	0.0%
Medi-Cal—owned	58,300	71,300	(18.2)%
Medi-Cal—managed(1)	27,300	23,500	16.2%

Total	577,100	653,700	(11.7)%

    (1)
    Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

    (2)
    The above amounts exclude HMO enrollment related to the AV Entities, given their classification as discontinued operations.

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

        Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and any favorable senior capitation risk adjustment payments we receive. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, the Company also historically adjusts interim accruals of discretionary physician bonuses in the same period. Because incentives and risk adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

        Beginning with the first quarter of fiscal 2007 and continuing through the quarter ended December 31, 2007, the Company experienced an increase in fee-for-service claims costs per member per month. In December 2007, the Company undertook a turnaround plan to increase health plan reimbursements and reduce medical spending in our core operations by renegotiating payer and provider contracts, capitating certain specialties, strengthening claims adjudication and audit functions, accelerating claims recovery, adopting a new fee schedule for non-contracted claims, and improving medical management. These measures have begun to reduce claims costs in our core operations.

        G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Hospital Services

        The Hospital Services segment owns and operates four urban acute-care community hospitals in the greater Los Angeles area with a combined 339 licensed beds served by 351 on-staff physicians at December 31, 2008. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs"). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The hospitals are also eligible to receive additional payment adjustments from Medicare and Medi-Cal known as Disproportionate Share Hospital ("DSH") payments based on a prospective payment system for hospitals that serve large proportions of low-income patients.

        Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third-party payers. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs.

The Company accrues for amounts that it believes will ultimately be due to or from Medicare and other third-party payers and reports such amounts as net patient revenues in the accompanying financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record. A summary of the payment arrangements with major third-party payers follows:

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

        Medi-Cal: Medi-Cal is a joint federal-state funded healthcare benefit program that is administered by the state of California to provide benefits to qualifying individuals who are unable to afford care. As such, Medi-Cal constitutes the version of the federal Medicaid program that is applicable to California residents. Inpatient services rendered to Medi-Cal program beneficiaries are paid at contracted per diem rates. The per diem rates are not subject to retrospective adjustment. Outpatient services are paid based on prospectively determined rates per procedure provided.

        Managed Care: The Company also receives payment from certain commercial insurance carriers, HMOs, and PPOs, though generally does not enter into contracts with these entities. The basis for payment under these agreements includes the Company's standard charges for services.

        Self Pay: Our hospitals provide services to individuals that do not have any form of healthcare coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital's indigent and charity care policy.

        The following tables show the approximate net patient revenue from each major payer category during the three months ended December 31, 2008 and 2007. Net patient revenues are defined as revenues from all sources of patient care after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Medicare	$16,858,441	$14,872,864
Medi-Cal	16,113,757	10,810,778
Managed care	1,482,756	702,486
Self pay	506,550	426,318
Other	360,902	473,782

Total	$35,322,406	$27,286,228

        Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of services provided (e.g., medical/surgical, intensive care or behavioral health) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control. The percentage of patient service revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medi-Cal and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to our increased outpatient levels mirrors the general trend occurring in the healthcare industry and we are unable to predict the rate of growth and resulting impact on our future revenues.

        Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectability of our patient accounts, thereby increasing our provision for doubtful accounts and charity care provided.

        The following table details operating data of our hospital services facilities for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Total net patient revenues	$35,322,406	$27,286,228
Operating income before income taxes	$9,076,465	$5,580,525
Total assets as of December 31, 2008 and 2007	$196,561,114	$166,857,910
Average licensed beds	339	339
Average available beds	330	330
Inpatient admissions	3,585	3,314
Average length of patient stay (days)	5.8	4.9
Patient days	23,467	18,920
Occupancy rate for licensed beds	75.2%	60.6%
Occupancy rate for available beds	77.3%	62.3%

        Operating expenses of our Hospital Services segment include salaries, benefits and other compensation paid to physicians and healthcare professionals that are employees of our hospitals; medical supplies; consultant and professional services; and provision for doubtful accounts.

        General and administrative expenses of our Hospital Services segment includes salaries, benefits and other compensation for our Hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Corporate

        Certain expenses incurred in Prospect Medical Holdings, Inc. (the "Parent Entity") not specifically allocable to the IPA Management or Hospital Services segments are recorded in the Corporate segment. These include certain salaries, benefits and other compensation for our corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley assessment and compliance activities. We also do not allocate interest expense, debt extinguishment loss, gain or loss on interest rate swaps and income taxes to the other reporting segments.

Results of Operations

IPA Management

        The following tables summarize our net operating revenue, operating expenses and operating income from continuing IPA Management operations and are used in the discussions below for the three-month periods ended December 31, 2008 and 2007. Effective August 1, 2008, we sold the AV Entities' operations. The operating results of these operations are reflected as "loss from discontinued operations, net of income taxes" and are excluded from the disclosures below for each period presented.

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)%
Managed care revenues:
Capitation revenue	$47,762,175	$50,310,411	$(2,548,236)	(5.1)%
Management fees	144,332	107,628	36,704	34.1%
Other operating revenue	224,742	150,517	74,225	49.3%

Total managed care revenues	48,131,249	50,568,556	(2,437,307)	(4.8)%

Managed care cost of revenues:
PCP capitation	8,669,040	9,531,222	(862,182)	(9.0)%
Specialists capitation	11,018,492	10,513,535	504,957	4.8%
Claims expense	17,692,642	21,037,638	(3,344,996)	(15.9)%
Physician salaries	778,417	449,320	329,097	73.2%
Other cost of revenues	(546,661)	(264,283)	(282,378)	106.8%

Total managed care cost of revenues	37,611,930	41,267,432	(3,655,502)	(8.9)%

Gross margin	10,519,319	9,301,124	1,218,195	13.1%
General and administrative expenses	7,195,888	7,510,302	(314,414)	(4.2)%
Depreciation and amortization expense	870,930	852,506	18,424	2.2%

Total non-medical expenses	8,066,818	8,362,808	(295,990)	(3.5)%
Income from unconsolidated joint venture	352,582	474,741	(122,159)	(25.7)%

Operating income	$2,805,082	$1,413,057	$1,392,025	98.5%

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three months ended December 31,
	2008	2007
Managed care revenues:
Capitation revenue	99.2%	99.5%
Management fees	0.3%	0.2%
Other operating revenue	0.5%	0.3%

Total managed care revenues	100.0%	100.0%

Managed care cost of revenues:
PCP capitation	18.0%	18.8%
Specialist capitation	22.9%	20.8%
Claims expense	36.8%	41.6%
Physician salaries	1.6%	0.9%
Other cost of revenues	(1.1)%	(0.5)%

Total managed care cost of revenues	78.1%	81.6%

Gross margin	21.9%	18.4%
General and administrative expenses	15.0%	14.9%
Depreciation and amortization expense	1.8%	1.7%

Total non-medical expenses	16.8%	16.5%
Income from unconsolidated joint venture	0.7%	0.9%

Operating income	5.8%	2.8%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Capitation Revenue

        Capitation revenue for the three months ended December 31, 2008 was approximately $47,762,000, representing a decrease of approximately $2,548,000, or 5.1% from capitation revenue for the three months ended December 31, 2007, of approximately $50,310,000.

        The decrease was comprised of two main factors: (i) member month declines in our IPA operations reduced capitation revenue by approximately $6,576,000 during the fiscal 2009 period, as compared to the fiscal 2008 period due to lower HMO enrollment, and (ii) higher capitation rates on our IPA operations increased capitation revenue by approximately $4,027,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. Decrease in member months was partly due to loss of several of our primary care physicians and our cancellation of certain unprofitable Medi-Cal contracts within our ProMed operating unit.

Management Fee Revenue

        Management fee revenue for the three months ended December 31, 2008 was approximately $144,000, representing an increase of approximately $37,000 or 34.1% from management fee revenue for the year ended December 31, 2007, of approximately $108,000.

        The increase was primarily due to an increase in the number of members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

Other Operating Revenue

        Other operating revenue for the three months ended December 31, 2008 was approximately $225,000, representing an increase of approximately $74,000 or 49.3% from other operating revenue for the year ended December 31, 2007, of approximately $151,000.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The increase in other operating revenue during the fiscal 2009 period was primarily the result of timing of receipt of these incentives from our contracted Health Plans.

PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for the three months ended December 31, 2008 was approximately $8,669,000, representing a decrease of approximately $862,000 or 9.0% over PCP capitation expense for the three months ended December 31, 2007, of approximately $9,531,000.

        The decrease was comprised of two main factors: (i) higher capitation rates on our IPA operations, which increased PCP capitation expense by approximately $384,000 during the fiscal 2009 period as compared to the fiscal 2008 period and (ii) member months declines related to our IPA operations, reduced our PCP capitation expense by approximately $1,246,000 during the fiscal 2008 period, as compared to the fiscal 2007 period.

Specialist Capitation Expense

        Specialist capitation expense for the three months ended December 31, 2008 was approximately $11,018,000, representing an increase of $505,000, or 4.8%, over specialist capitation expense for the three months ended December 31, 2007, of $10,514,000.

        The increase was comprised of two main factors: (i) higher capitation rates on our IPA operations, which increased specialist capitation expense by approximately $1,879,000 during the fiscal 2009 period as compared to the fiscal 2008 period and (ii) member month declines in our IPA operations, which reduced specialist capitation expense by approximately $1,374,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. Effective November 1, 2008, we capitated radiology services for a significant number of members in our Orange County area, which services had previously been rendered on a fee-for-service basis.

Claims Expense

        Claims expense for the three months ended December 31, 2008 was approximately $17,693,000, representing a decrease of approximately $3,345,000 or 15.9% over claims expense for the three months ended December 31, 2007, of approximately $21,038,000.

        The decrease was comprised of two main factors: (i) claims per member rates on our IPA operations decreased claims expense by approximately $595,000 during the fiscal 2009 period as compared to the fiscal 2008 period; and (ii) member month declines in our IPA operations reduced claims expense by approximately $2,750,000 in the fiscal 2009 period, as compared to the fiscal 2008 period. As indicated above, effective November 1, 2008, we capitated radiology services for a significant number of our Orange County members, saving costs and effectively moving the related cost from claims expense to specialist capitation expense.

Physician Salaries Expense

        Physician salaries expense for the three months ended December 31, 2008 was approximately $778,000, representing an increase of approximately $329,000 or 73.2% over physician salaries expense for the three months ended December 31, 2007, of approximately $449,000.

        The increase was primarily due to physician bonuses totaling approximately $585,000 in the fiscal 2009 period which increased physician salaries expense by approximately $446,000 as compared to the fiscal 2008 period.

Other Cost of Revenues

        Other cost of revenues for the three months ended December 31, 2008 was a negative expense of approximately $547,000 as compared to a negative expense of approximately $264,000 for the three months ended December 31, 2007.

        The negative expense in the fiscal 2009 and 2008 periods represent stop-loss recoveries, which are recorded as a reduction of other medical costs.

Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 21.9% for the three months ended December 31, 2008, from 18.4% for the three months ended December 31, 2007.

        The increase in our gross margin percentage between the fiscal 2009 period and the fiscal 2008 period was primarily the result of the decreasing fee for service claims due to new radiology specialty capitation service agreement, PCP capitation expense and claims cost per member per month in the fiscal 2009 period, discussed above.

General and Administrative

        General and administrative expenses were approximately $7,195,000 for the three months ended December 31, 2008, representing 15.0% of total IPA Management revenues, as compared with approximately $7,510,000, or 14.9% of total IPA Management revenues, for the three months ended December 31, 2007.

        The decrease of approximately $314,000 in general and administrative expenses during the fiscal 2009 period primarily related to the reduction in personnel within our IPA Management operation.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended December 31, 2008 increased to approximately $870,000 from approximately $852,000 for the three months ended December 31, 2007. The increase of approximately $18,000 was primarily due to additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

        Income from unconsolidated joint venture for the three months ended December 31, 2008 decreased to approximately $353,000 from approximately $475,000 for the three months ended December 31, 2007. The decrease corresponds with membership levels and costs associated with participation in the CalOptima OneCare program for Medicare/MediCal eligible beneficiaries effective January 1, 2006. We also reserved against collectability of certain amounts related to the Joint Venture in the current year period.

Operating Income (Loss)

        Our IPA Management segment reported an operating income of approximately $2,805,000 for the three months ended December 31, 2008, as compared to approximately $1,413,000 for the three months ended December 31, 2007, which increase was the result of the changes discussed above. The pre-tax operating results from the IPA Management segment include certain corporate expense allocations for insurance, professional services, and amortization of identifiable intangibles.

Hospital Services

        The following table sets forth the results of operation for our Hospital Services segment and is used in the discussion below for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)%
Net Hospital services revenues:
Medicare	$16,858,441	$14,872,864	$1,985,577	13.4%
Medi-Cal	16,113,757	10,810,778	5,302,979	49.1%
Managed care	1,482,756	702,486	780,270	111.1%
Self pay	506,550	426,318	80,232	18.8%
Other	360,902	473,782	(112,880)	(23.8)%

Total Hospital services revenues	35,322,406	27,286,228	8,036,178	29.5%

Hospital operating expenses:
Salaries, wages and benefits	15,894,164	13,878,690	2,015,474	14.5%
Other operating expenses	2,184,407	1,665,861	518,546	31.1%
Supplies expense	2,193,155	1,909,265	283,890	14.9%
Provision for doubtful accounts	1,492,529	348,779	1,143,750	327.9%
Lease and rental expense	381,301	198,752	182,549	91.8%

Total Hospital operating expenses	22,145,556	18,001,347	4,144,209	23.0%

General and administrative expenses	3,167,305	2,623,992	543,314	20.7%
Depreciation and amortization expense	891,801	1,041,820	(150,019)	(14.4)%

Total non-medical expenses	4,059,107	3,665,811	393,296	10.7%

Operating income	$9,117,745	$5,619,070	$3,498,675	62.3%

        The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net Hospital services revenues:
Medicare	47.7%	54.5%
Medi-Cal	45.7%	39.6%
Managed care	4.2%	2.6%
Self pay	1.4%	1.6%
Other	1.0%	1.7%

Total Hospital services revenues	100.0%	100.0%

Hospital operating expenses:
Salaries, wages and benefits	45.0%	50.9%
Other operating expenses	6.2%	6.1%
Supplies expense	6.2%	7.0%
Provision for doubtful accounts	4.2%	1.3%
Lease and rental expense	1.1%	0.7%

Total Hospital operating expenses	62.7%	66.0%

General and administrative expenses	9.0%	9.6%
Depreciation and amortization expense	2.5%	3.8%

Total non-medical expenses	11.5%	13.4%

Operating income	25.8%	20.6%

        The following table shows certain selected historical operating statistics for our hospitals for the three-month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31
	2008	2007	% Increase (Decrease)
Net inpatient revenues(1)	$33,239,461	$25,091,087	32.48%
Net outpatient revenues(1)	$1,722,043	$1,721,359	0.04%
Number of hospitals at end of period	4	4	0.00%
Licensed beds at end of the period	339	339	0.00%
Average licensed beds	339	339	0.00%
Utilization of licensed beds(2)	75.02%	60.49%	24.02%
Average available beds	330	330	0.00%
Admissions(3)	3,585	3,314	8.18%
Adjusted patient admissions(4)	3,771	3,543	6.44%
Net inpatient revenue per admission	$9,272	$7,571	22.47%
Emergency room visits	3,240	3,258	(0.55)%
Surgeries	717	703	1.99%
Patient days	23,467	18,920	24.03%
Adjusted patient days	24,953	20,682	20.65%
Average length of patients' stay (days)	5.82	4.98	16.87%
Net inpatient revenue per patient day	$1,415	$1,326	6.81%
Outpatient visits	4,956	4,864	1.89%
Net outpatient revenue per visit	$347	$354	(1.98)%
Occupancy rate for licensed beds(5)	75.2%	60.6%	24.02%
Occupancy rate for available beds(5)	77.3%	62.3%	24.03%

(1)
Net inpatient revenues and net outpatient revenues are components of net patient revenues. Net inpatient revenues for the three months ended December 31, 2008 and 2007, include self-pay revenues of approximately $482,000 and $399,000, respectively. Net outpatient revenues for the three months ended December 31, 2008 and 2007, include self-pay revenues of approximately $25,000 and $27,000, respectively.

(2)
Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(3)
Self-pay admissions represent 1.8% and 1.3% of total admissions for the three months ended December 31, 2008 and 2007, respectively. Charity care admissions represent 0.6% and 0.3% of total admissions for the three months ended December 31, 2008 and 2007, respectively.

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

Net Hospital Services Revenues

        Our same-hospital net inpatient revenues for the three months ended December 31, 2008 were approximately $33,239,000, representing an increase of approximately $8,148,000 or 32.5% from net inpatient revenues for the three months ended December 31, 2007, of approximately $25,091,000.

        The increase was primarily comprised of two factors: (i) an increase in total admissions, and (ii) an increase in disproportionate share revenues under Medi-Cal programs to approximately $3,503,000 in the fiscal 2009 period from $2,837,000 in the fiscal 2008 period.

        Same-hospital admissions for the three months ended December 31, 2008 increased by 8.2% compared to the three months ended December 31, 2007 primarily due to net volume increases in many of the service lines emphasized by our targeted growth initiative.

        While outpatient visits increased 1.9% in the fiscal 2009 period, same-hospital net outpatient revenues increased by 0.04% to approximately $1,722,000 during the three months ended December 31, 2008 as compared to $1,721,000 during the three months ended December 31, 2007. Outpatient visits increased due to expansion of services in some locations and our organic growth efforts.

Salaries, Wages and Benefits

        Salaries, wages and benefits expense as a percentage of net patient revenues for the three months ended December 31, 2008 was 45.0%, representing a decrease of 14.5% compared to 50.9% for the three months ended December 31, 2007. Salaries, wages and benefits per adjusted patient day for the three months ended December 31, 2008 was approximately $637, representing a decrease of 5.1% compared to $671 for the three months ended December 31, 2007. The decrease is primarily due to productivity gained through efficiencies, partially offset by merit increases for our employees.

        As of December 31, 2008, less than 3% of the total employees at our Hospital Services operation were represented by labor unions. Labor relations at our hospital facilities generally have been satisfactory. In May 2008, we entered into a new collective bargaining agreement between Service Employees International Union ("SEIU") and Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC. The agreement, which expires on May 9, 2011, covers a small group of Hollywood Community Hospital's employees. We do not anticipate that the agreement we reached in 2008 will have a material adverse effect on results of our Hospital Services operations in fiscal 2009.

Supplies

        Supplies expense as a percentage of net patient revenue for the three months ended December 31, 2008 was 6.2%, representing a decrease of 11.2%, compared to 7.0% for the three months ended December 31, 2007. Supplies expense per adjusted patient day for the three months ended December 31, 2008 was approximately $87.90, representing a decrease of 4.8%, compared to approximately $92.30 for the three months ended December 31, 2007. This decrease in supplies expense per adjusted patient day reflects improved efficiencies gained through continued focus on supply management. We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements.

Provision for Doubtful Accounts

        The provision for doubtful accounts as a percentage of net Hospital services revenues was 4.2% for the three months ended December 31, 2008 compared to 1.3% for three months ended December 31, 2007, primarily due to improved collection efforts.

        The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$7,451,438	$967,167	$6,484,271	$5,939,172	$913,790	$5,025,382
Medi-Cal	11,336,783	550,012	10,786,771	10,214,125	345,426	9,868,699
Commercial managed care	1,807,511	385,275	1,422,236	1,556,520	206,492	1,350,028
Governmental managed care	2,626,487	534,265	2,092,222	2,085,295	336,565	1,748,730
Self-pay uninsured	1,742,287	1,549,518	192,769	2,106,889	1,828,267	278,622
Self-pay	270,318	135,629	134,689	260,647	243,498	17,149
Other	93,648	22,263	71,385	42,609	16,724	25,885

Total	$25,328,472	$4,144,129	$21,184,343	$22,205,257	$3,890,762	$18,314,495

        Collection of accounts receivable has been a key area of focus. Our current estimated collection rate on self-pay accounts is approximately 15.9%, including collections from point-of-service through collections by our in-house collection department or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of September 30, 2008 was approximately 11.5%.

        We continue working with managed care payers to obtain adequate and timely reimbursement for our services. Our current estimated collection rate on managed care accounts is approximately 49.5%, which includes collections from point-of-service through collections by our in-house collection department or external collection vendors. The comparable managed care collection percentage as of September 30, 2008 was approximately 38.8%.

        We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding ("AR Days"), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our Hospital Services operations' net accounts receivable of $21.1 million and $18.3 million, excluding cost report settlements payable and valuation allowances of zero and zero, at December 31, 2008 and September 30, 2008, respectively:

	December 31, 2008
	Medicare	Medi-Cal	Managed Care	Indemnity, Self-Pay and Other	Total
0 – 60 days	82.23%	75.51%	47.33%	38.40%	72.15%
61 – 120 days	12.11%	12.64%	26.98%	45.00%	15.50%
121 – 180 days	2.78%	8.84%	11.68%	10.07%	7.44%
Over 180 days	2.88%	3.01%	14.01%	6.53%	4.91%

Total	100%	100%	100%	100%	100%

	September 30, 2008
	Medicare	Medi-Cal	Managed Care	Indemnity, Self-Pay and Other	Total
0 – 60 days	84.0%	76.1%	49.6%	38.5%	75.7%
61 – 120 days	8.5%	13.2%	24.6%	37.0%	13.1%
121 – 180 days	3.7%	7.3%	16.1%	14.0%	7.0%
Over 180 days	3.8%	3.4%	9.7%	10.5%	4.2%

Total	100%	100%	100%	100%	100%

        Our AR Days from Hospital Services operations were 57.3 days at December 31, 2008 compared to 48.3 days at September 30, 2008. AR Days at December 31, 2008 and September 30, 2008 are within our target of less than 75 days. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

Other Operating Expenses

        Other operating expenses as a percentage of net patient revenues for the three months ended December 31, 2008 were 6.2%, representing an increase of 1.4%, compared to the three months ended December 31, 2007. Other operating expenses per adjusted patient day increased approximately 8.7% in the three months ended December 31, 2008 compared to the same period in 2007 primarily due to higher professional services, offset by a decrease in malpractice expense that is primarily attributable to improved claims experience.

Lease and Rental

        Lease and rental expenses as a percentage of net patient revenues for the three months ended December 31, 2008 were 1.1%, representing an increase of 48.3%, compared to the three months ended December 31, 2007. We own, through our subsidiary, Alta Hospitals Systems, LLC, all of our hospital facilities. Included in lease and rental expenses were operating lease arrangements for our administrative offices with terms expiring at various dates through 2015. The increase was primarily attributable to a new office space lease entered into on May 7, 2008. The office space is shared with Prospect Medical Holdings.

General and Administrative

        General and administrative expenses as a percentage of net patient revenues for the three months ended December 31, 2008 were 9.0%, representing a decrease of 6.25%, compared to the three months ended December 31, 2007. Included in General and Administrative expenses was consulting and outside services, supplies, insurance, utilities, taxes and licenses, and maintenance which accounted for approximately 12.1% of the total expenses in the three months ended December 31, 2008, as compared to 12.1% for the three months ended December 31, 2007.

Depreciation and Amortization

        Depreciation and Amortization expenses as a percentage of net patient revenues for the three months ended December 31, 2008 were 2.5%, representing a decrease of 34.2%, compared to the three months ended December 31, 2007. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $317,000 and $317,000, in the three months ended December 31, 2008 and 2007, respectively. During the three months ended December 31, 2008 and 2007, total capital expenditures incurred of approximately $376,000 and $464,000 respectively, were within our budgeted expectations.

Operating Income

        Our Hospital Services segment reported an operating income of approximately $9,118,000 and $5,619,000 for the three months ended December 31, 2008 and 2007, respectively, which increase was the result of the changes discussed above. The pre-tax operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

Corporate

        The following table summarizes our corporate expense for Prospect Medical Holdings, Inc., our parent entity, and is used in the discussion below for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)%
Operating Expenses:
General and administrative	$2,022,309	$2,519,995	$(497,686)	(19.7)%
Depreciation and amortization	3,202	6,198	(2,996)	(48.3)%

Total Operating Expenses	2,025,512	2,526,193	(500,681)	(19.8)%
Other (Income) Expense:
Investment income	(22,677)	(234,429)	(211,753)	(90.3)%
Interest expense and amortization of deferred financing Costs	6,096,231	4,160,911	1,935,320	46.5%
Loss on value of interest rate swap arrangements	9,668,024	876,680	8,791,344	1002.7%

Total Other Expense	15,741,578	4,803,162	10,938,416	227.7%

Total Corporate Expenses	$(17,767,090)	$(7,329,355)	$10,437,735	142.4%

General and Administrative

        General and administrative expenses for the three months ended December 31, 2008 were approximately $2,022,000, representing approximately 2.4% of total revenues from continuing operations, compared to approximately $2,520,000, or approximately 3.2% of total revenues, for the three months ended December 31, 2007. The decrease in general and administrative expenses during the fiscal 2009 period primarily related to reduction in audit, legal, insurance and Sarbanes-Oxley ("SOX") compliance consulting expenditures, offset by additional accrued bonus and an increase in employee stock option grant and issue costs.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended December 31, 2008 was approximately $3,000 compared to $6,000 for the three months ended December 31, 2007, or a decrease of 48.3%, primarily due to retirement of certain capital equipment.

Investment Income

        Investment income for the three months ended December 31, 2008 was approximately $23,000, compared to approximately $234,000 for the three months ended December 31, 2007, or a decrease of 90.3%. Following the amendment of our senior credit facility agreement on May 15, 2008, we were required by Bank of America to maintain substantially all of our cash in non-interest bearing accounts.

Interest Expense and Amortization of Deferred Financing Costs

        Interest expense and amortization of deferred financing costs for the three months ended December 31, 2008 increased to approximately $6,096,000 compared to $4,161,000 for the three months ended December 31, 2007. As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, we were in default under our credit facilities and under the April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provide that the LIBOR rate shall not be less than 3.50% for the term of the credit facility. In May 2008, the debt agreements were further modified to add a 1% "payment-in-kind" ("PIK") interest to the outstanding balance of the debt plus an additional 4% PIK interest to the interest rate applicable to the second lien debt. The 4% accrues and is added to the principal balance on a monthly basis. The 4% PIK could potentially be reduced in the future to the extent that the company reduces its consolidated leverage ratio.

Loss in Value of Interest Rate Swap Arrangements

        As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, currently we have two interest rate swaps in place for initial notional principal amounts of $48.0 million and $97.75 million, respectively. The interest rate swaps were designated as cash flow hedges of our floating rate term debts, with the effective date of the $48.0 million swap being December 31, 2007 and the effective date of the $97.75 million swap being September 6, 2007. As of April 1, 2008, in anticipation of modifications to the terms of our credit agreements, the swaps were determined to no longer be effective in offsetting the hedged items. As a result, cash flow hedge accounting treatment was discontinued and all further changes in fair value of the swaps are included in earnings. These amounts are unpredictable and likely to be significant. In the three months ended December 31, 2008, loss on interest rate swaps, totaled approximately $9.7 million.

        In the three months ended December 31, 2007, loss on interest rate swaps of approximately $877,000 represented the change in fair value of the $48.0 million swap that was not yet subject to hedge accounting, which amount was charged to earnings.

Consolidated

Income Taxes Benefit

        Income tax benefit for the three months ended December 31, 2008 was approximately $2,419,415 compared to income tax benefit of approximately $101,000 in the three months ended December 31, 2007. The effective tax rate was lower at 41.3% in the three months ended December 31, 2008 compared to 36.5% in the three months ended December 31, 2007. The higher effective tax rate in the fiscal 2009 period is primarily due to state income tax.

Net Loss from Continuing Operations

        Net loss from continuing operations attributable to common stockholders for the three months ended December 31, 2008 was approximately $3,445,000, or $0.17 per diluted share, as compared to a net loss of $2,198,000, or $0.18 per diluted share, for the three months ended December 31, 2007, which increase is the result of the changes discussed above.

Net Loss from Discontinued Operations

        Net loss from discontinued operations for the three months ended December 31, 2007 was approximately $316,000 or $0.03 per diluted share, as compared to none for the three months ended December 31, 2008. As discussed in Note 4 to the unaudited interim condensed consolidated financial statements, we sold the AV Entities' effective August 1, 2008.

Liquidity and Capital Resources

        Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities, by cash flow from operations and by proceeds from sales of assets related to discontinued operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations were healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations. With the acquisition of Alta, our sources of cash from operations now include payments for hospital services rendered under reimbursement arrangements with third-party payers, which include the federal government under the Medicare program, the state government under the Medi-Cal program, private insurers, health maintenance organizations ("HMOs), preferred provider organizations ("PPOs), and self-pay patients.

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

        Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive return. At December 31, 2008, we invested a portion of our cash in interest bearing money market accounts and, following the amendment of our senior credit facility agreement on May 15, 2008, we were also required to maintain substantially all of our cash in non-interest bearing accounts with Bank of America. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

Cash Flow from Continuing Operations

        Net cash provided by continuing operations was approximately $1,475,000 for the three months ended December 31, 2008 compared to net cash used in continuing operations of approximately $1,305,000 for the three months ended December 31, 2007. The increase in net cash provided by continuing operations for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was due to various factors, including the following:

  •
  earnings, excluding non-cash charges and credits were approximately $6,436,000 in the fiscal 2009 period compared to approximately $3,118,000 in the fiscal 2008 period;

  •
  changes in patient and other receivables, a use of approximately $2,654,000 in the fiscal 2009 period compared to a source of approximately $1,151,000 in the fiscal 2008 period. The increase in fiscal 2009 was primarily related to our Hospital Services segment;

  •
  changes in prepaid expenses and other, a use of approximately $980,000 in the fiscal 2009 period compared to a use of approximately $331,000 in the fiscal 2008 period;

  •
  changes in refundable income tax, a source of approximately $2,294,000 in the fiscal 2009 period compared to a use of $69,000 in the fiscal 2008 period;

  •
  changes in medical claims and related liabilities, a use of approximately $1,563,000 in the fiscal 2009 period compared to a use of approximately $1,310,000 in the fiscal 2008 period; and

  •
  changes in accounts payable and other accrued liabilities, a use of approximately $2,480,000 in the fiscal 2009 period compared to a use of approximately $3,993,000 in the fiscal 2008 period due to a reduction in general and administrative expenses in the fiscal 2009 period relating to legal, insurance and SOX compliance consulting expenditures.

        Net cash used in investing activities totaled approximately $203,000 for the three months ended December 31, 2008, compared with approximately $595,000 for the three months ended December 31, 2007, the largest component of which is purchases of property, improvements and equipment, a use of approximately $221,000 in the fiscal 2009 period compared to a use of approximately $596,000 in the fiscal 2008 period.

        Net cash used by financing activities totaled approximately $1,813,000 for the three months ended December 31, 2008, compared to a source of approximately $1,866,000 for the three months ended December 31, 2007. Net cash used in financing activities for the three months ended December 31, 2008 was comprised primarily of the principal repayment of the first-lien term debt of approximately $1,720,000. Net cash provided by financing activities during the three months ended December 31, 2007 included a $2,000,000 borrowing on our credit line and $1,200,000 received from exercise of stock options, net of payment of $1,250,000 on our long-term debt.

Cash Flow from Discontinued Operations

        During the three months ended December 31, 2007, net cash used in operating activities in our discontinued operations was approximately $102,000, compared to none for the three months ended December 31, 2008, and net cash used in investing activities, was approximately $1,000 compared to none for the three months ended December 31, 2008. As discussed in Note 4 to the unaudited interim condensed consolidated financial statements, we sold the AV Entities effective August 1, 2008. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position.

        At December 31, 2008, we had positive working capital of approximately $15,308,000 as compared to positive working capital of $12,373,000 at September 30, 2008.

        At December 31, 2008 and September 30, 2008, cash and cash equivalents were approximately $33,042,000 and $33,583,000, respectively.

Recent Operating Results and Credit Facility

        On June 1, 2007, we entered into a new three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities (see Note 7 to the accompanying unaudited interim condensed consolidated financial statements). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which was not drawn). $8,051,000 of the term loan proceeds were used to repay existing debt and the balance was used to finance the ProMed acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprising a $95,000,000, seven year first-lien term loan at LIBOR plus 400 basis points, with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranges from 275 to 300 basis points based on the consolidated leverage ratio. We could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

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

        While we have met all debt service requirements timely, we did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008, as further discussed in Note 7 of the accompanying unaudited interim condensed consolidated financial statements. Additionally, we did not make timely filings of our Form 10-K for the year ended September 30, 2007 and of our Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008; and as a result, trading of our shares was suspended for the period from January 16, 2008 to June 18, 2008.

        On February 13, 2008, April 10, 2008 and May 14, 2008, we and our lenders entered into forbearance agreements, whereby our lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. On May 15, 2008, we and our lenders entered into agreements to waive past covenant violations and to amend the financial covenant provisions prospectively. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loans. We are also required to meet a minimum EBITDA for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly periods through maturity of the term loan. In addition, we were required to, among other conditions, file our Form 10-K for the year ended September 30, 2007 and our Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 by June 16, 2008, which filing deadlines were met. Failure to perform any obligation under the waivers and the amended credit facility agreements constitutes an additional event of default.

        Under the April 2008 forbearance agreements and the May 2008 credit facility amendments, the applicable margin on the first and second lien term loans and the revolver were permanently increased. During the forbearance periods, we had limited or no access to the line of credit. We also agreed to pay certain fees and expenses to the lenders.

        As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, in fiscal 2008, we recorded an $8.3 million non-cash loss on debt extinguishment, which was partially offset by a $3.1 million non-cash gain on interest rate swaps and in the fourth quarter of fiscal

2007, we recorded a non-cash impairment charge of approximately $27.5 million (exclusive of $11.3 million of impairment charges related to discontinued operations) to write off goodwill and intangibles within the IPA Management segment, which resulted in overall losses in our IPA operations. Any future improvement in our IPA operations and the successful integration of our newly acquired subsidiaries will require significant investment and management attention. We continue to review the company's operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

        During fiscal 2008 and 2007, we reported operating losses in our legacy IPA Management segment. We are attempting to improve the operating results of the legacy IPA Management operation, including measures to retain enrollment, increase health plan reimbursements and reduce medical costs. Additionally, we may divest non-strategic assets (such as the August 1, 2008 divestiture of the AV Entities), the proceeds from which will be used to reduce the first lien loan. We believe that we will be able to comply with all covenants, as modified, at least for the next twelve months. We were in compliance with the adjusted financial covenant provisions at December 31, 2008. We expect to be able to comply fully with all requirements of our amended credit agreements, at least through December 31, 2009. As such, scheduled payments due after twelve months have been classified as non-current liabilities at December 31, 2008 and September 30, 2008.

        However, there can be no assurance that our attempts to improve future operating results will have a successful outcome and that we will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods. Our lenders may not provide forbearance or grant waivers of possible future covenant violations and could require full and immediate repayment of the loans, which would negatively impact our liquidity, ability to operate and ability to continue as a going concern.

Contractual Obligations

        In our annual report on Form 10-K filed on December 29, 2008, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

Critical Accounting Policies

        In Part II, Item 7 of our Form 10-K filed on December 29, 2008, under the heading "Critical Accounting Policies," we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

        When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for medical claims and other healthcare costs payable is particularly important to the determination of our financial position and results of operations and requires the application of significant judgment by our management and, as a result, is subject to an inherent degree of uncertainty.

        Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us ("IBNR"). We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, utilization of healthcare services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

        The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

        We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month ("PMPM") cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of December 31, 2008 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of December 31, 2008 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$4,104,000
(2)%	$2,736,000
(1)%	$1,368,000
1%	$(1,368,000)
2%	$(2,736,000)
3%	$(4,104,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(791,000)
(2)%	$(527,000)
(1)%	$(264,000)
1%	$264,000
2%	$527,000
3%	$791,000

        Additionally, for each 1% (hypothetical) difference between our December 31, 2008 estimated claims liability of $18,917,208 and the actual claims incurred run-out, pre-tax loss for the three months ended December 31, 2008 would increase or decrease by approximately $189,000 or approximately $0.01 per diluted share.

        The following table shows the components of the change in medical claims and benefits payable for the three months ended December 31, 2008 and 2007:

	Three months ended December 31
	2008(1)	2007(1)
IBNR as of beginning of period	$20,480,380	$21,405,960
Healthcare claims expense incurred during the period
Related to current year	19,255,060	21,646,644
Related to prior years	(1,509,728)	(609,006)

Total incurred	17,745,332	21,037,638

Healthcare claims paid during the period
Related to current year	(4,884,511)	(7,030,472)
Related to prior years	(14,423,993)	(15,317,228)

Total paid	(19,308,504)	(22,347,700)

IBNR as of end or period	$18,917,208	$20,095,898

    (1)
    Amounts exclude changes in medical claims and benefits payable related to the AV Entities which are reported in discontinued operations.

        A negative amount reported for healthcare claims expense incurred related to prior years, results from claims being ultimately settled for amounts less than originally estimated (a favorable development). A positive amount results from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development).

        Through December 31, 2008, the $1,509,728 change in estimate related to IBNR as of September 30, 2008 represented approximately 7.4% of the IBNR balance as of September 30, 2008, approximately 1.9% of fiscal 2008 claims expense, and after consideration of tax effect, approximately 35.9% of net income for the year then ended.

        Through December 31, 2007, the $609,006 change in estimate related to IBNR as of September 30, 2007 represented approximately 2.8% of the IBNR balance as of September 30, 2007, approximately 1.0% of claims expense and after consideration of tax effect, approximately 1.8% of net loss for the year then ended.

        Past fluctuations in the IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Quarterly IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at each quarter end.

Inflation

        According to U.S. Bureau of Labor Statistics Data, the national healthcare cost inflation rate has exceeded the general inflation rate for the last four years. We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, we try to control medical and hospital costs through contracts with independent providers of healthcare services. Through these contracted providers, we emphasize preventive healthcare and appropriate use of specialty and hospital services.

        While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control healthcare costs.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

  Not applicable

Item 4T.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.    Risk Factors.

        Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with its lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (monthly, for test periods from April 30, 2008 through June 30, 2009) based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company's primary business, paying certain dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control of the Company. The payment of principal and interest under the credit facilities is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially all of the Company's assets are pledged to secure the credit facilities. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve- month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008. The Company filed its Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2008 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively.

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

        The Company believes that it will be able to comply with the adjusted financial ratios through at least the next twelve months. As such, scheduled payments due after twelve months have been classified as non-current at December 31, 2008 and September 30, 2008. However, there can be no assurance that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for periods beyond the next twelve months. The lenders may not provide forbearance or grant waivers of possible future covenant violations and could require full repayment of the loans, which would negatively impact the Company's liquidity, ability to operate and its ability to continue as a going concern.

        In connection with obtaining the forbearance and waivers, during the second and third quarters of 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders' advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was required to pay an amendment fee of $758,000 in cash and add 1% to the principal balance of the first and second-lien debt and the revolving line of credit totaling $1,514,000. The Company was also required to incur an additional 4% "payment-in-kind" interest expense on the second lien debt, which accrues and is added to the principal balance on a monthly basis. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company's consolidated leverage ratio. In connection with the modifications of the first and second-lien term debt and the revolving line of credit, the Company wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the Company's existing debt totaling of $6,036,000, and expensed as debt extinguishment costs the amendment fees of $758,000 paid to lenders and the $1,514,000 "payment-in-kind" interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of legal and consulting fees to the lenders' advisors related to the new credit agreements.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's 2009 annual meeting of stockholders is scheduled to be held at 10:00 a.m. Pacific Time on March 4, 2009, at the Company's corporate headquarters, located at 10780 Santa Monica Blvd., Suite 400, Los Angeles, California 90025. At the meeting, the following matters will be submitted to a vote of the Company's stockholders: (1) the election of five members of the Company's Board of Directors to hold office until the Company's next annual stockholders meeting; (2) the ratification of the selection by the Audit Committee of the Company's Board of Directors of BDO Seidman, LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2009; and (3) the transaction of such other business as may properly come before the meeting.

        On January 29, 2009, the Company mailed to each of its stockholders as of January 23, 2009, copies of the Company's 2008 Annual Report and its 2009 Proxy Statement. As of the date of the filing of this Form 10-Q, the Company was in the process of soliciting proxy voting authorizations in connection with the annual meeting, as more fully described in the 2009 Proxy Statement. Copies of the Company's 2008 Annual Report (contained within Form 10-K) and its 2009 Proxy Statement can be found on the internet at www.prospectmedicalholdings.com or through the SEC's electronic data system, or EDGAR, at www.sec.gov.

Item 5.    Other Information.

        Effective February 12, 2009, the Company, Alta and Samuel S. Lee (our Chief Executive Officer and Chairman of our Board of Directors) entered into a Third Amendment to Executive Employment Agreement. The amendment further amends Mr. Lee's Executive Employment Agreement, dated August 8, 2007, which was previously amended as of March 19, 2008 and July 8, 2008. The amendment provides for an increased annual salary for Mr. Lee during fiscal year 2009 in the amount of $750,000. The amendment also provides that Mr. Lee will be eligible for an annual bonus tied to the Company's attainment of certain EBITDA targets. Lastly, the amendment allows the Compensation Committee of the Company's Board of Directors to grant discretionary bonuses as it determines appropriate.

        Also effective February 12, 2009, the Company and Mike Heather (our Chief Financial Officer) entered into an Amendment to Employment Agreement which amends Mr. Heather's Employment Agreement, dated April 19, 2004. The amendment provides that the Compensation Committee may grant discretionary bonuses to Mr. Heather as it determines appropriate.

Item 6.    Exhibits.

        The following documents are being filed as exhibits to this report:

Exhibit No.	Title
10.1	Amendment to Management Services Agreement, made as of October 1, 2007, between ProMed Health Care Administrators, Inc. and Pomona Valley Medical Group, Inc.(1)
10.2	Amendment to Management Services Agreement, made as of October 1, 2007, between ProMed Health Care Administrators, Inc. and Upland Medical Group, Inc.(1)
10.3	Amendment to Management Services Agreement, made as of January 15, 2009, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group, Inc.(1)
10.4	Amendment to Management Services Agreement, made as of January 15, 2009, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc.(1)
10.5	First Amendment to Employment Agreement, dated as of February 12, 2009, between Prospect Medical Holdings, Inc. and Mike Heather(1)
10.6	Third Amendment to Executive Employment Agreement, dated as of February 12, 2009, among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC, and Samuel S. Lee(1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.(1)

Exhibit No.	Title
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)

February 17, 2009	/s/ SAMUEL S. LEE Samuel S. Lee Chief Executive Officer (Principal Executive Officer)

February 17, 2009	/s/ MIKE HEATHER Mike Heather Chief Financial Officer (Principal Financial Officer)