Form 10-Q
period 2009-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2009-05-15
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 08, 2009 was 20,575,111.

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,533,427	$33,582,686
Investments, primarily restricted certificates of deposit	664,172	637,213
Patient accounts receivable, net of allowance for doubtful accounts of $4,616,977 and $3,890,762 at March 31, 2009 and September 30, 2008	22,570,809	18,314,495
Government program receivables	2,853,507	4,365,063
Risk pool receivables	—	337,948
Other receivables	2,750,866	2,598,466
Third party settlements	1,136,589	216,198
Notes receivable, current portion	204,267	224,063
Refundable income taxes, net	728,070	2,653,634
Deferred income taxes, net	5,788,068	5,788,068
Prepaid expenses and other current assets	4,674,155	4,235,925
Total current assets	72,903,930	72,953,759
Property, improvements and equipment:
Land and land improvements	18,501,280	18,452,000
Buildings	22,412,976	22,233,000
Leasehold improvements	1,912,247	1,504,656
Equipment	10,622,681	10,627,945
Furniture and fixtures	912,622	912,622
	54,361,806	53,730,223
Less accumulated depreciation and amortization	(9,374,768)	(7,911,229)
Property, improvements and equipment, net	44,987,038	45,818,994
Notes receivable, less current portion	236,430	238,334
Deposits and other assets	2,221,872	778,343
Deferred financing costs, net	593,791	661,481
Goodwill	128,877,234	128,877,234
Other intangible assets, net	45,615,301	47,739,873
Total assets	$295,435,596	$297,068,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	September 30, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$19,374,178	$20,480,380
Accounts payable and other accrued liabilities	11,227,474	16,295,770
Accrued salaries, wages and benefits	12,852,577	11,256,563
Income taxes payable, net	1,997,875	—
Current portion of capital leases	403,404	340,681
Debt, due on demand (see Note 7)	137,832,056	12,100,000
Interest rate swap liability, due on demand (see Note 7)	14,725,992	—
Other current liabilities	689,082	107,181
Total current liabilities	199,102,638	60,580,575
Long-term debt, less current portion (see Note 7)	—	131,920,730
Deferred income taxes	21,129,238	24,433,362
Malpractice reserve	786,000	786,000
Capital leases, net of current portion	380,385	442,191
Interest rate swap liability	—	6,013,168
Other long-term liabilities	15,000	—
Total liabilities	221,413,261	224,176,026
Minority interest	84,997	80,664
Commitments, Contingencies and Subsequent Event
Shareholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,508,444 shares issued and outstanding at March 31, 2009 and September 30, 2008	205,084	205,084
Additional paid-in capital	93,989,465	93,407,031
Accumulated other comprehensive loss	(4,477,548)	(4,917,384)
Accumulated deficit	(15,779,663)	(15,883,403)
Total shareholders’ equity	73,937,338	72,811,328
Total liabilities and shareholders’ equity	$295,435,596	$297,068,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Managed care revenues	$48,159,102	$50,680,973	$96,290,351	$101,249,529
Net hospital services revenues	37,908,033	32,396,126	73,230,440	59,682,354
Total revenues	86,067,135	83,077,099	169,520,791	160,931,883
Operating expenses:
Managed care cost of revenues	36,955,503	40,208,302	74,567,432	81,475,734
Hospital services operating expenses	22,857,814	20,966,977	45,003,369	38,968,324
General and administrative	13,379,522	14,280,993	25,765,025	26,935,282
Depreciation and amortization	1,822,715	1,907,412	3,588,649	3,807,935
Total operating expenses	75,015,554	77,363,684	148,924,475	151,187,275
Operating income from unconsolidated joint venture	594,623	694,219	947,205	1,168,959
Operating income	11,646,204	6,407,634	21,543,521	10,913,567
Other (income) expense:
Investment income	(19,500)	(149,068)	(67,745)	(443,192)
Interest expense and amortization of deferred financing costs	6,576,053	5,293,849	12,713,951	9,493,304
(Gain) loss in value of interest rate swap arrangements	(955,201)	—	8,712,824	876,680
Total other (income) expense, net	5,601,352	5,144,781	21,359,030	9,926,792
Income from continuing operations before income taxes	6,044,852	1,262,853	184,491	986,775
Provision for income taxes	2,495,832	456,123	76,417	355,391
Income from continuing operations before minority interest	3,549,020	806,730	108,074	631,384
Minority interest	781	3,000	4,335	8,497
Income from continuing operations	3,548,239	803,730	103,739	622,887
Loss from discontinued operations, net of tax (see Note 4)	—	(75,743)	—	(391,899)
Net income before preferred dividend	3,548,239	727,987	103,739	230,988
Dividends to preferred stockholders	—	(1,982,999)	—	(3,864,989)
Net income (loss) attributable to common stockholders	$3,548,239	$(1,255,012)	$103,739	$(3,634,001)
Per share data:
Net income (loss) per share attributable to common stockholders:
Basic:
Continuing operations	$0.17	$(0.10)	$0.01	$(0.28)
Discontinued operations	$—	$(0.01)	$—	$(0.03)
	$0.17	$(0.11)	$0.01	$(0.31)
Diluted:
Continuing operations	$0.17	$(0.10)	$0.01	$(0.28)
Discontinued operations	$—	$(0.01)	$—	$(0.03)
	$0.17	$(0.11)	$0.01	$(0.31)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2009	2008
Operating activities
Net income before preferred dividends	$103,739	$230,988
Adjustments to reconcile net income before preferred dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	3,588,649	3,807,935
Amortization of deferred financing costs	67,690	447,255
Provision for bad debts	3,708,943	2,039,172
Payment-in-kind interest expense	276,675	—
Amortization of other accumulated comprehensive income related to interest rate swap arrangements	439,836	—
Deferred income taxes, net	(3,304,124)	(1,234,948)
Stock-based compensation	582,434	57,763
Loss on interest rate swap agreements	8,712,824	876,681
Pre-tax loss from discontinued operations	—	610,121
Changes in assets and liabilities:
Risk pool receivables	460,194	(5,330)
Patient, government program and other receivables	(7,523,738)	(4,266,721)
Prepaid expenses and other current assets	(438,230)	(1,195,531)
Refundable income taxes and taxes payable	3,923,439	1,527,192
Deposits and other assets	(1,654,309)	(153,366)
Accrued medical claims and other health care costs payable	(1,106,202)	398,419
Accounts payable, accrued liabilities, and other liabilities	(2,789,600)	(1,151,430)
Net cash used in operating activities from discontinued operations	—	(573,350)
Net cash provided by operating activities	5,048,220	1,414,850
Investing activities
Purchases of property, improvements and equipment	(436,639)	(952,149)
Proceeds from notes receivable	21,700	25,813
Capitalized expenses related to acquisitions	—	(15,864)
Increase in restricted certificates of deposits	(26,959)	—
Other investing activities	4,331	8,497
Net cash used in investing activities from discontinued operations	—	(2,535)
Net cash used in investing activities	(437,567)	(936,238)
Financing activities
Borrowings on line of credit	—	10,750,000
Repayments on line of credit	—	(8,000,000)
Repayments of long-term debt	(6,465,348)	(2,500,000)
Payments on capital leases	(194,564)	(171,257)
Proceeds from exercises of stock options	—	1,200,000
Net cash (used in) provided by financing activities	(6,659,912)	1,278,743
Increase (decrease) in cash and cash equivalents	(2,049,259)	1,757,356
Cash and cash equivalents at beginning of period	33,582,686	22,094,693
Cash and cash equivalents at end of period	$31,533,427	$23,852,048
Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$195,481	$170,077
Accrued dividend to preferred shareholders	$—	$3,864,989
Interest paid	$11,865,690	$9,106,085
Income taxes paid	$3,148,000	$500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Business

Prospect Medical Holdings, Inc. (“Prospect” or the “Company”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“IPAs”) or medical clinics. With the acquisition of Alta, the Company now owns and operates several community-based hospitals in Southern California, and its operations are now organized into three primary reportable segments: IPA Management, Hospital Services, and Corporate as discussed below.

Liquidity and Recent Operating Results

As discussed in Note 7, the Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with its lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level. While the Company has met all debt service requirements timely, it did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008. The Company and its lenders entered into a series of forbearance agreements and on May 15, 2008, the credit agreements were formally modified to waive past defaults, amend certain covenant provisions prospectively and make changes to the interest rates and payment terms. These changes resulted in a substantial modification to the credit facilities, which was accounted for as an extinguishment of the existing debt during the quarter ended June 30, 2008, with the modified debt recorded as new debt.

The Company has met all of the May 15, 2008 amended financial covenant provisions for all subsequent reporting periods and continues to meet all debt service requirements on a timely basis.  However, on March 19, 2009, the Company received notices from its lenders asserting that the Company was in default of a requirement to sell certain assets by a specified date.  Additionally, on April 17, 2009, the Company received notices from its lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman Medical Center, Inc. (see Note 15) violated certain provisions of the amended credit agreements.  Based on such notices of default, the Company has classified all amounts due under the credit agreements as current, due on demand at March 31, 2009 (See Note 7). Also, due to cross default provisions, the swap liability was also classified as current at March 31, 2009.  The Company has contested both assertions and is currently in discussions with its lenders to seek resolution of these matters.  However, there can be no assurance that these matters will be resolved on a basis favorable to the Company. The lenders may not grant waivers and could require full repayment of the loans and settlement of the swap liability, which would negatively impact the Company’s liquidity, it’s ability to operate and raises substantial doubt about its ability to continue as a going concern.  The lenders also began assessing default interest (additional 2% per annum) effective with the first asserted event of default, or as of March 19, 2009.

During the six-month period ended March 31, 2009 and fiscal 2008 and 2007, the Company reported operating losses associated with legacy IPA entities within its IPA Management segment. Any future improvement of the Company’s legacy IPA Management operations will require significant investment and management attention. Management is reviewing its operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets (see Note 4).

Management has implemented a plan to improve the operating results of the legacy IPA Management operation, including measures to retain enrollment, increase health plan reimbursement and reduce medical and operating costs. However, there can be no assurance that the Company’s operational improvement efforts will have a successful outcome and that the Company will be able to meet all of the financial covenants and other conditions required by the loan agreements for future periods.

IPA Management

The IPA Management segment is comprised of Prospect Medical Systems and ProMed HealthCare Administrators, two health care management services organizations that provide management services to affiliated physician organizations that operate as IPAs. The affiliated physician organizations enter into agreements with health maintenance organizations (“HMOs”) to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all of their medical services.

Hospital Services

Alta, which was acquired on August 8, 2007, is a wholly-owned subsidiary of Prospect Medical Holdings, Inc. Alta owns and operates (i) Alta Hollywood Hospitals, Inc., a California corporation dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. As of March 31, 2009, Alta and its subsidiaries (collectively, the “Hospital Services segment”) owns and operates four hospitals in the greater Los Angeles area, with a combined 339 licensed beds, served by 315 on-staff physicians.  The hospitals in Hollywood, Los Angeles and Norwalk offer a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients who are admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third-party payers, including some commercial insurance carriers, HMOs and preferred provider organizations (“PPOs”).  Effective April 14, 2009 (the “Effective Date”), the Company increased its approximately 33.1% ownership stake in Brotman Medical Center, Inc., a California corporation (“Brotman”), to approximately 71.9% via an incremental investment of approximately $2.5 million, $1.8 million of which had been paid as of March 31, 2009 and $0.7 million of which will be paid within six months thereafter.  Brotman is a 420-bed licensed and accredited acute care hospital located in Culver City, California.  The Company will begin consolidating the results of Brotman, as part of its Hospital Services segment, as of the Effective Date, and expects to file it’s amended Form 8K(A) with proforma financial informtion by no later than June 30, 2009.  Accordingly, results for the second quarter of fiscal 2009 exclude Brotman.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In accordance with the instructions and regulations of the Securities and Exchange Commission (“SEC”) for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed.  All adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements.

The results of operations for the three months and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2008.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation.

Discontinued Operations

As discussed in Note 4, effective August 1, 2008, the Company sold all of the issued and outstanding stock of Sierra Medical Management (“SMM”), Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively, the “AV Entities”) to a third party. As required by the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities of the AV Entities and their operations have been presented in the condensed consolidated financial statements as discontinued operations for all periods presented. All prior year amounts have been reclassified in accordance with the provisions of SFAS No. 144. All references to operating results reflect the ongoing operations of the Company, excluding the AV Entities, unless otherwise noted.

Revenues

Revenues by reportable segment are comprised of the following amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008(1)	2009	2008(1)
IPA Management
Capitation	$47,874,277	$50,464,854	$95,636,452	$100,775,264
Management fees	143,863	146,767	288,195	254,395
Other	140,962	69,352	365,704	219,870
Total revenues: IPA Management	$48,159,102	$50,680,973	$96,290,351	$101,249,529
Hospital Services
Inpatient	$35,560,711	$30,159,537	$68,800,172	$55,250,624
Outpatient	1,941,093	1,860,356	3,663,137	3,581,715
Other	406,229	376,233	767,131	850,015
Total revenues: Hospital Services	$37,908,033	$32,396,126	$73,230,440	$59,682,354
Total revenues	$86,067,135	$83,077,099	$169,520,791	$160,931,883

(1)               The above amounts exclude revenue related to the AV Entities, given their classification as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. With the acquisition of Alta in August 2007, the Company’s operations are now organized into three reporting segments: (i) IPA Management, (ii) Hospital Services, and (iii) Corporate (see Note 9). Corporate represents expenses incurred in Prospect Medical Holdings, Inc., which were not allocated to the IPA Management and Hospital Services segments.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the swaps ceased to be eligible for hedge accounting under SFAS No. 133, “Accounting For Derivatives And Hedging Activities” (“SFAS No. 133”). As a result, all subsequent changes in the fair value of the swaps were recorded in the condensed consolidated statements of operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 continues to be amortized to interest expense, using the effective interest method, over the remaining life of the swaps.

The components of comprehensive income (loss) for the periods ended March 31 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income (loss) including discontinued operations	$3,548,239	$727,987	$103,739	$230,988
Change in fair value of interest rate swaps, net of tax	—	(2,951,145)	—	(5,153,624)
Amortization of fair value of interest rate swaps, net of tax	219,918	—	439,836	—
Comprehensive income (loss)	$3,768,157	$(2,223,158)	$543,575	$(4,922,636)

3. Equity-Based Compensation Plans

On August 13, 2008, following stockholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) have been discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan that were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the Plan. As of March 31, 2009, there were 1,896,250 shares available for future grants under the 2008 Plan.

Under the terms of the 2008 Plan, the exercise price of an ISO may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant and, if granted to a shareholder owning more than 10% of the Company’s Common Stock, then not less than 110%. Stock options granted under the 2008 Plan have a maximum term of 10 years from the grant date, and will be exercisable at such time and upon such terms and conditions as determined by the Committee. Stock options granted to employees generally vest over four years, while options granted to certain executives typically vest over a shorter period, subject to continued service. In the case of an ISO, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which ISO are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

The base price, above which any appreciation of a SAR issued under the 2008 Plan is measured, will in no event be less than 100% of the fair market value of the Company’s stock on the date of grant of the SAR or, if the SAR is granted in tandem with a stock option, the exercise price under the associated option. The restrictions imposed on shares granted under a restricted stock award will lapse in accordance with the vesting requirements specified by the Committee in the award agreement. Such vesting requirements may be based on the continued service of the participant with the Company for a specified time, or on the attainment of specified performance goals established by the Committee in its discretion. If the vesting requirements of a restricted stock award are not satisfied prior to the termination of the participant’s service, the unvested portion of the award will be forfeited and the shares of Common Stock subject to the unvested portion of the award will be returned to the Company.

Stock Options Activities

The following table summarizes information about our stock options outstanding at March 31, 2009 and activity during the six-month period then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2008	5,087,637	$3.17
Granted	57,500	$2.25
Exercised	—	$—
Forfeited	(692,180)	$4.56
Outstanding as of March 31, 2009	4,452,957	$2.94	$—	41
Vested and Exercisable as of March 31, 2009	2,896,331	$3.20	$—	35

The aggregate intrinsic value of the options exercised during the six months ended March 31, 2008 was $741,700.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value. As discussed in Note 7, due to untimely filing of its Form 10-K for the year ended December 31, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008, trading of the Company’s shares was suspended effective January 16, 2008. As such, the aggregate intrinsic value of the outstanding and the vested and exercisable stock options at March 31, 2008, could not be determined.

Stock-Based Compensation Expense

Under SFAS No. 123(R), “Share-Based Payment,” compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant, estimated using an option pricing model.

Compensation costs for stock-based awards are measured and recognized in the financial statements, net of estimated forfeitures over the awards’ requisite service period. The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. Estimated forfeitures will be revised in future periods if actual forfeitures differ from the estimates and will impact compensation cost in the period in which the change in estimate occurs. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

Six Months Ended March 31, 2009
Weighted average fair value of option grants	$0.71
Market price of the Company’s common stock on the date of grant	$2.25
Weighted average expected life of the options	3.18 years — 3.5 years
Risk-free interest rate	1.07%
Weighted average expected volatility	43.14%
Dividend yield	0.00%

Expected Term—The expected term of options granted represents the period of time that they are expected to be outstanding. The Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under Staff Accounting Bulletin (SAB) No. 107. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. We will continue to gather additional information about the exercise behavior of participants and will adjust the expected term of our option awards to reflect the actual exercise experience when such historical experience becomes sufficient.

Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company’s shares did not become publicly traded until May 2005, management believes there is currently not enough historical volatility data available to predict the stock’s future volatility. The Company has identified a group of comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, management considered several factors including industry, stage of development, size and market capitalization.

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

Stock-based compensation expense, related to stock options under the fair value method, recognized in the six months ended March 31, 2009 and 2008 was approximately $502,000 and $58,000, respectively. At March 31, 2009, there were 1,566,626 unvested options with related compensation expense of approximately $735,000, which will be recognized ratably over a weighted average remaining vesting period of 53 months.

Restricted Stock Award Activities

As of March 31, 2009, the Company had 66,667 unvested shares of restricted stock outstanding that were granted on August 15, 2008, with a weighted-average grant date fair value of $2.40 and an aggregated unrecognized compensation expense of approximately $56,000. Compensation expense of approximately $80,000 was recorded during the six months ended March 31, 2009.

4. Discontinued Operations

On August 1, 2008, the Company sold all of the outstanding stock of Sierra Medical Management, Inc. (“SMM”), a management subsidiary, and all of the outstanding stock of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., each of which is an independent physician association (collectively with SMM, the “AV Entities”) pursuant to a Stock Purchase Agreement (“SPA”). As part of the sale, the Company also entered into a non-competition agreement in the Antelope Valley region of Los Angeles County for the benefit of the buyer.

Total consideration paid by the buyer was $8,000,000, of which $2,000,000 was paid into an escrow account to fund certain AV Entities’ liabilities and approximately $815,000 was paid directly to AV Entities’ vendors, employees and physicians. Of the remaining amount totaling approximately $5,185,000, $4,219,000 was paid directly to the Company’s lenders as required under the modified debt facilities, and approximately $966,000 was retained by the Company for transaction expenses and the required balance sheet reconciliation items.

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

Pursuant to SFAS No. 144 and EITF Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the AV Entities have been classified as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AV Entities have been aggregated and stated separately from the respective captions of continuing operations in the unaudited interim condensed consolidated statements of operations. Expenses include direct costs of the business that will be eliminated from future operations as a result of the sale. The Company also allocated interest expense associated with the portion of debt required to be repaid for the six months ended March 31, 2008 to discontinued operations in accordance with EITF Issue 87-24, “Allocation of Interest to Discontinued Operations.”

The results of operations of the AV Entities reported as discontinued operations are summarized as follows:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Managed care revenues	$4,265,647	$8,671,476
Operating expenses:
Managed care cost of revenues	2,622,153	5,743,831
General and administrative	1,655,563	3,314,551
Depreciation and amortization	11,131	37,441
Total operating expenses	4,288,847	9,095,823
Operating loss	(23,200)	(424,347)
Other expense	89,143	185,774
Loss before income taxes	(112,343)	(610,121)
Income tax benefit	(36,600)	(218,222)
Loss from discontinued operations	$(75,743)	$(391,899)

5. Earnings per Share

The Company follows SFAS No. 128, “Earnings per Share,” which established standards regarding the computation of basic and diluted earnings per share (“EPS”). Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive.

The calculations of basic and diluted net income (loss) per share for the three months and six months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic:
Continuing operations	$3,548,239	$803,730	$103,739	$622,887
Dividends to preferred stockholders	—	(1,982,999)	—	(3,864,989)
	3,548,239	(1,179,269)	103,739	(3,242,102)
Discontinued operations	—	(75,743)	—	(391,899)
Net income (loss) attributable to common stockholders	$3,548,239	$(1,255,012)	$103,739	$(3,634,001)
Weighted average number of common shares outstanding	20,508,444	11,782,567	20,508,444	11,747,942
Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.17	$(0.10)	$0.01	$(0.28)
Discontinued operations	$—	$(0.01)	$—	$(0.03)
	$0.17	$(0.11)	$0.01	$(0.31)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Diluted:
Continuing operations	$3,548,239	$(1,179,269)	$103,739	$(3,242,102)
Discontinued operations	—	(75,743)	—	(391,899)
Net income (loss) attributable to common stockholders	$3,548,239	$(1,255,012)	$103,739	$(3,634,001)
Weighted average number of common shares outstanding	20,508,444	11,782,567	20,508,444	11,747,942
Weighted average number of dilutive common equivalents from options and warrants to purchase common stock	170,803	—	173,078	—
	20,679,247	11,782,567	20,681,522	11,747,942
Diluted net income (loss) earnings per share attributable to common stockholders
Continuing operations	$0.17	$(0.10)	$0.01	$(0.28)
Discontinued operations	$—	$(0.01)	$—	$(0.03)
	$0.17	$(0.11)	$0.01	$(0.31)

The number of stock options and warrants excluded from the computation of diluted earnings per share during the three and six months ended March 31, 2009 were 4,452,957 and 475,774 respectively, prior to the application of the treasury stock method, due to their anti-dilutive effect. Due to net losses, all potentially dilutive securities were excluded from the calculation of diluted loss per share attributable to common stockholders during the three and six months ended March 31, 2008, as their effect would be anti-dilutive. The number of stock options and warrants excluded from the computation of diluted earnings per share during the three and six months ended March 31, 2008 were 1,830,886, and 1,016,536, respectively. 1,672,880 Series B preferred shares were also excluded from diluted earnings per share during the three months and six months ended March 31, 2008, since their conversion was contingent upon stockholder approval and would have been anti-dilutive.

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

The following proforma basic and diluted earnings per share assume the conversion of preferred shares into common stock at a ratio of 1:5 at the beginning of the quarter ended December 31, 2007:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Basic and diluted:
Income from continuing operations	$803,730	$622,887
Loss from discontinued operations	(75,743)	(391,899)
Net income attributable to common stockholders—proforma	$727,987	$230,988
Weighted average number of common shares outstanding—historical	11,782,567	11,747,942
Add weighted number of preferred shares converted to common shares	8,364,400	8,364,400
Add weighted average number of dilutive common equivalent shares from options and warrants to purchase common stock	*—	*—
Weighted average number of common shares outstanding—proforma	20,146,967	20,112,342
Basic and diluted net income per share—proforma	$0.04	$0.03
Continuing operations	$—	$(0.02)
Discontinued operations	$0.04	$0.01

* No effect has been given to the dilutive common equivalent shares from options and warrants since the Company’s common stock suspended trading during the period January 16, 2008 through June 17, 2008 and thus, the weighted average share price cannot be determined for the periods presented.

6. Related Party Transactions

Prospect Medical Holdings, Inc. has a controlling financial interest in the affiliated physician organizations included in its unaudited interim condensed consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, Inc. (“PMG”) and was the Chief Executive Officer of each of PMG’s subsidiary physician organizations, except for AMVI/Prospect Health Network and Nuestra Familia Medical Group. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer through part of fiscal 2008.

The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner’s employment without cause, the Company would be required to pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as the chairman of the board of directors effective May 12, 2008. In consideration of Dr. Terner’s resignation and other provisions in his resignation agreement, the Company agreed to pay to his family trust the sum of $19,361 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in fiscal 2008.

Dr. Terner continued to serve temporarily as the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, Inc. and its subsidiary physician organizations until a suitable replacement was found. Dr. Arthur Lipper currently serves as the nominee shareholder of Prospect Medical Group and as the sole director of all subsidiary physician organizations (except Nuestra Familia Medical Group, where he is one of two directors) and the Chief Executive Officer, President and Treasurer of all legacy subsidiary physician organizations (i.e., not including the ProMed Entities).

Through the ProMed Acquisition (See Note 8), the Company acquired the lease of an office facility which is jointly owned by a former officer of the ProMed Entities. The total lease payments during the six months ended March 31, 2009 and 2008 under that lease were approximately $240,000 and $232,000, respectively.

7. Debt

Debt at March 31, 2009 and September 30, 2008, respectively, consists of the following:

	March 31, 2009	September 30, 2008
	(unaudited)
Term loans	$130,732,056	$136,920,730
Revolving credit facility	7,100,000	7,100,000
	137,832,056	144,020,730
Less current maturities (*)	(137,832,056)	(12,100,000)
Long-term portion	$—	$131,920,730

* Due to default on the amended credit facility agreements (see below), all payments due after 12 months, as of March 31, 2009, were reclassified as current.

On June 1, 2007, the Company entered into a three-year senior secured credit facility with Bank of America, N.A. in connection with the purchase of the ProMed Entities (see Note 8). The Bank of America facility totaled $53,000,000, and was comprised of a $48,000,000 variable-rate term loan and a $5,000,000 revolver (which was not drawn at the date of acquisition). $8,051,000 of the term loan proceeds were used to repay existing debt and the balance was used to finance the ProMed Acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta (see Note 8), comprised of a $95,000,000 seven-year first-lien term loan at LIBOR plus 400 basis points, with quarterly principal payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranged from 275 to 300 basis points based on the consolidated leverage ratio. The Company could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

The Company recorded an interest charge of $895,914 to write off deferred financing costs upon the extinguishment of the $53 million credit facility and capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which was being amortized over the term of the related debt using the effective interest method.

The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with the lenders, including a maximum senior debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a minimum fixed-charge coverage ratio, and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (except for the test periods from April 30, 2008 through June 30, 2009, when computations are monthly) based on consolidated trailing twelve-month operating results. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company’s primary business, paying dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control of the Company. The payment of principal and interest under the credit facilities is guaranteed, jointly and severally, by the Company and most of its existing wholly-owned subsidiaries. Substantially all of the Company’s assets are pledged to secure the credit facilities.

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

On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facilities through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates of 11.4% with respect to the first lien term loan and 15.4% with respect to the second-lien term loan. Under the April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The modified agreements also stipulate that the LIBOR rate shall not be less than 3.5% for the term of the credit facilities. Additionally, the available line of credit under the revolving credit facility was permanently reduced from $10,000,000 to $7,250,000. The Company also agreed to pay certain fees and expenses to the lenders and their advisors.

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

In connection with obtaining forbearance and waivers of past covenant violations, during the second and third quarters of fiscal 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders’ advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was also required to pay an amendment fee of $758,000 in cash and to add 1% to the principal balance of the first and second-lien debt and the revolving line of credit, totaling $1,514,000. The amendment fees were expensed as loss on debt extinguishment in the third quarter of 2008. The Company also began to incur an additional 4% payment-in-kind (“PIK”) interest expense on the second lien debt, which accrued and was added to the principal balance on a monthly basis. The 4% could be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company’s consolidated leverage ratio.  Effective January 2009, the Company’s consolidated leverage ratio had been sufficiently reduced to end this PIK interest accrual.

In the third quarter of fiscal 2008, the Company accounted for the modifications of its first and second-lien term debt in accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and the modification of its revolving credit facility in accordance with EITF Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements.” Pursuant to EITF Issue 96-19 and EITF Issue 98-14, the Company is required to account for these modifications as debt extinguishments if the terms of the debt have changed substantially. A substantial modification occurs when the discounted future cash flows have changed by more than 10% before and after the modification in the case of the term loans; and if the product of the remaining term and the maximum available credit (i.e. the borrowing capacity) of the new revolver has decreased in relation to the existing line of credit. As a result of the increased interest and principal payments (including “payment-in-kind” interest) under the term loans and reduction in the maximum borrowing limit for the revolver, the Company determined that these modifications should be accounted for as an extinguishment of the existing credit facilities effective April 10, 2008. The modified facilities are recorded as new debt instruments at fair value, which equal their face value.

In connection with the modifications of the first and second-lien term debt and the revolving line of credit, considered as an early extinguishment of debt, the Company wrote off the remaining unamortized discount and debt issuance costs of $6,036,000, and expensed as debt extinguishment loss $758,000 in amendment fees paid to lenders and $1,514,000 of PIK interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of deferred financing costs related to the new credit agreements, which is being amortized over their remaining terms. Under the amended senior credit facility agreement, all net proceeds from any future sale of one or more of the Company’s IPAs are to be used to prepay the outstanding balance of the first lien debt (see Note 4).

                    The Company filed its 2007 Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively, and was in compliance with the amended financial covenant provisions for the April 2008 through March 2009 monthly reporting periods.  While the Company continues to meet all debt service requirements on a timely basis, on March 19, 2009, the Company received written notices from its lenders asserting that the Company was in default of a requirement to sell certain assets by a specified date.  Additionally, on April 17, 2009, the Company received notices from its lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman Medical Center, Inc. violated certain provisions of the amended credit agreements.  Based on such notices and in accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor - An Amendment to ARB 43, Chapter 3A,” the Company has classified all scheduled payments due after twelve months as current at March 31, 2009. The Company has contested both assertions and is currently in discussions with its lenders to seek resolution of these matters; however, there can be no assurance that these matters will be resolved on a basis favorable to the Company. The lenders may not grant waivers and could require full repayment of the loans, which would negatively impact the Company’s liquidity, ability to operate and its ability to continue as a going concern. Effective with the first asserted default, the lenders instituted default rates of 13.0% with respect to the first lien term loan, 17.25% with respect to the second lien term loan and 13.25% with respect to the revolving line of credit.

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

In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, the Company entered into a separate interest rate swap agreement for the incremental debt, initially totaling $97,750,000, to effectively convert the variable interest rate (the LIBOR component) under the incremental portion of the original $155 million credit facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps are scheduled to decline as the principal balances owing under the term loans decline. Under these swaps, the Company is required to make monthly fixed-rate payments to the swap counterparties calculated on the notional amount of the swap and the interest rate for the particular swap, while the swap counterparties are obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. These interest rate swaps effectively fix the weighted average annual interest rate payable on the term loans to 5.13%, plus the applicable margin. Notwithstanding the terms of the interest rate swap transactions, the Company is ultimately obligated for all amounts due and payable under its credit facilities.

The interest rate swap agreements contain cross-default provisions whereby, in the event the Company is in default under its credit agreements, the Company is also deemed to be in default under the swap agreements.  Given the asserted credit agreement defaults, the interest rate swap liability has been classified as a current liability at March 31, 2009.

The interest rate swap agreements were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the $48,000,000 swap being December 31, 2007 and the effective date of the $97,750,000 swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were recorded as a component of other comprehensive income, net of tax, to be subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, in anticipation of changes to the loan agreements that would impact recording of interest rate swaps, the Company elected to discontinue hedge accounting. Changes in the fair value of the interest rate swaps after March 31, 2008 are recorded as other income or expense. Total net loss on the interest rate swaps included in earnings for the six months ended March 31, 2009 and 2008 were approximately $8,713,000 and $877,000, respectively. The effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 will continue to be amortized as expense over the remaining life of the swaps. Approximately $440,000 was amortized to expense for the six months ended March 31, 2009.

8. Acquisitions

ProMed Health Services Company

On June 1, 2007, the Company and its affiliated physician organization, Prospect Medical Group, Inc. (“PMG”) completed the acquisition of ProMed Health Services Company, a California corporation, and its subsidiary, ProMed Health Care Administrators, Inc. (“PHCA”) (collectively “ProMed Health Care Administrators”), and two affiliated IPAs: Pomona Valley Medical Group, Inc. dba ProMed Health Network (“Pomona Valley Medical Group”), and Upland Medical Group, Inc. (“Upland Medical Group”) (collectively the “ProMed Entities”). PHCA manages the medical care of HMO enrollees served by Pomona Valley Medical Group and Upland Medical Group. Total purchase consideration of $48,000,000 included $41,040,000 of cash and 1,543,237 shares of Prospect Medical Holdings, Inc. common stock valued at $6,960,000, or $4.51 per share. The transaction is referred to as the “ProMed Acquisition.”

The ProMed Acquisition, and $392,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,379,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing debt of Prospect Medical Holdings, Inc. ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital and medical claims reserve adjustments. During fiscal 2008, the Company recorded a post-closing working capital adjustment of approximately $560,000 as a reduction in goodwill.

Alta Healthcare System, Inc.

On August 8, 2007, the Company acquired all of the outstanding common shares of Alta and the name of the surviving entity was changed to Alta Hospitals System, LLC. The purchase transaction is referred to as the “Alta Acquisition.” Alta is a for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 315 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,935,000, comprised of repayment of approximately $41,500,000 of Alta’s existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of approximately $1.2 million. Each share of preferred stock was convertible into five common shares upon stockholder approval (which occurred on August 13, 2008). Prior to conversion, each share of preferred stock accrued dividends at 18% per year, compounding annually. Such dividends (amounting to $7,881,890) were canceled upon conversion to common shares on August 13, 2008, and the related liability reclassified to additional paid in capital. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock’s closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of a common share on the acquisition date, plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was approximately $153,772,000.

The Alta Acquisition, the extinguishment of Alta’s existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility arranged by Bank of America, comprised of $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing (see Note 7 for discussion of debt). Net proceeds of $141.1 million (net of issuance discount and financing costs of $6.9 million) were used to repay Alta’s existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed Acquisition debt, pay the cash portion of the purchase price of $51.3 million and fund approximately $1.2 million in transaction costs.

Investment in Brotman Medical Center, Inc

Effective August 31, 2005, the Company acquired an approximately 33.1% stake in Brotman, for $1,000,000. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman’s service area. Brotman, previously owned by Tenet HealthCare, had been incurring significant operating deficits. The new investors, including Prospect, hoped to help turn around Brotman’s operations and restore profitability.

During September 2005, the first month of operation under new ownership, Brotman experienced a net loss of approximately $1,000,000, of which Prospect’s portion totaled approximately $350,000. Brotman continued to incur significant losses after September 30, 2005 and, based on these significant operating deficits, uncertain ability to increase revenues and reduce costs, and limited capital, management of Prospect believed that the remaining investment in Brotman at September 30, 2005 was impaired and wrote off its entire investment as of September 30, 2005. The Company has not recognized any equity in earnings since its initial investment as Brotman continued to incur losses.

The Company had entered into a consulting services agreement with Brotman on August 1, 2005, pursuant to which, the Company would receive a monthly consulting fee of $20,000, amended on October 25, 2007 to  $100,000 monthly. The receivable balance due from Brotman under this arrangement was $300,000 at March 31, 2009.

In October 2007, Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Effective April 22, 2008, Samuel S. Lee (the Company’s CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman. The bankruptcy plan was confirmed by the U.S. Bankruptcy Court, Central District of California, Los Angeles Division, on January 21, 2009, and was declared effective on April 14, 2009.

See Note 15 for discussion of subsequent event relating to Brotman.

9. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

With the acquisition of Alta in August 2007, the Company’s operations are now organized into three reporting segments: (i) IPA Management—which is comprised of the Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations (“IPAs”); (ii) Hospital Services—which owns and operates four community-based hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital and Van Nuys Community Hospital and (iii) Corporate. Corporate represents expenses incurred in Prospect Medical Holdings, Inc. (the “Parent Entity”), which were not allocated to the IPA Management and Hospital Services segments.

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

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the three months ended March 31, 2009 and 2008:

	As of and for the Three Months Ended March 31, 2009
	IPA Management	Hospital Services	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$48,159,102	$37,908,033	$—	$—	$86,067,135
Intersegment revenues	—	—	—	—	—
Total revenues	48,159,102	37,908,033	—	—	86,067,135
Operating income (loss)	3,434,826	11,065,118	(2,853,740)	—	11,646,204
Investment income	(5,461)	388	(14,427)	—	(19,500)
Interest expense and amortization of deferred financing costs	19	51,258	6,524,776	—	6,576,053
Loss on interest rate swap arrangements	—	—	(955,201)	—	(955,201)
Income (loss) from continuing operations before income taxes	$3,440,268	$11,013,472	$(8,408,888)	$—	$6,044,852
Identifiable segment assets (liabilities)	$161,714,515	$208,207,429	$(74,486,348)	$—	$295,435,596
Segment capital expenditures, net of dispositions	$20,686	$194,202	$—	$—	$214,888
Segment goodwill	$22,338,519	$106,538,715	$—	$—	$128,877,234

	As of and for the Three Months Ended March 31, 2008
	IPA Management	Hospital Services	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$50,680,973	$32,396,126	$—	$—	$83,077,099
Intersegment revenues	—	—	—	—	—
Total revenues	50,680,973	32,396,126	—	—	83,077,099
Operating income (loss)	2,792,871	7,494,411	(3,879,648)	—	6,407,634
Investment income	(81,048)	—	(68,020)	—	(149,068)
Interest expense and amortization of deferred financing costs	—	41,279	5,252,570	—	5,293,849
Loss on interest rate swap arrangements	—	—	—	—	—
Income (loss) from continuing operations before income taxes	$2,873,919	$7,453,132	$(9,064,198)	$—	$1,262,853
Identifiable segment assets (liabilities)	$146,701,440	$176,084,131	$(32,631,304)	$—	$290,154,267
Segment capital expenditures, net of dispositions	$95,081	$216,931	$4,305	$—	$316,317
Segment goodwill	$22,623,230	$106,493,715	$—	$—	$129,116,945

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker as of and for the six months ended March 31, 2009 and 2008:

	As of and for the Six Months Ended March 31, 2009
	IPA Management	Hospital Services	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$96,290,351	$73,230,440	$—	$—	$169,520,791
Intersegment revenues	—	—	—	—	—
Total revenues	96,290,351	73,230,440	—	—	169,520,791
Operating income (loss)	6,239,908	20,182,863	(4,879,250)	—	21,543,521
Investment income	(30,643)	—	(37,102)	—	(67,745)
Interest expense and amortization of deferred financing costs	19	92,926	12,621,006	—	12,713,951
Loss on interest rate swap arrangements	—	—	8,712,824	—	8,712,824
Income (loss) from continuing operations before income taxes	$6,270,532	$20,089,937	$(26,175,978)	$—	$184,491
Identifiable segment assets (liabilities)	$161,714,515	$208,207,429	$(74,486,348)	$—	$295,435,596
Segment capital expenditures, net of dispositions	$61,661	$374,978	$—	$—	$436,639
Segment goodwill	$22,338,519	$106,538,715	$—	$—	$128,877,234

	As of and for the Six Months Ended March 31, 2008
	IPA Management	Hospital Services	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$101,249,529	$59,682,354	$—	$—	$160,931,883
Intersegment revenues	—	—	—	—	—
Total revenues	101,249,529	59,682,354	—	—	160,931,883
Operating income (loss)	4,205,928	13,113,481	(6,405,842)	—	10,913,567
Investment income	(140,742)	—	(302,450)	—	(443,192)
Interest expense and amortization of deferred financing costs	—	79,823	9,413,481	—	9,493,304
Loss on interest rate swap arrangements	—	—	876,680	—	876,680
Income (loss) from continuing operations before income taxes	$4,346,670	$13,033,658	$(16,393,553)	$—	986,775
Identifiable segment assets (liabilities)	$146,701,440	$176,084,131	$(32,631,304)	$—	$290,154,267
Segment capital expenditures, net of dispositions	$215,220	$720,028	$16,901	$—	$952,149
Segment goodwill	$22,623,230	$106,493,715	$—	$—	$129,116,945

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

(2)	Prospect Medical Group (which serves as a holding company for our affiliated physician organizations and is itself an affiliated physician organization) files a separate consolidated tax return.

(3)

During the six months ended March 31, 2008, the Company incurred approximately $1,135,000 in costs related to the restatement of Alta’s pre-acquisition financial statements, preparation of SEC filings and the related special investigation by the Company’s audit committee, which was completed in March 2008. These expenses are included in general and administrative expenses of the Corporate Entity. Also included in general and administrative expenses of the Corporate Entity were employee stock compensation expense totaling approximately $582,000 and $58,000 for the six months ended March 31, 2009 and 2008, respectively.

(4)	Certain prior year amounts have been reclassified to conform to the fiscal 2009 period presentation.

10. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting For Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

In May 2007, the FASB published FASB Staff Position FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Consolidated and separate income tax returns are filed with the U.S. Federal jurisdiction and in the State of California. The Company’s filed tax returns are subject to examination by the IRS for tax years 2007, 2006 and 2005 and the State of California for fiscal years 2007, 2006, 2005 and 2004. Net operating losses that were incurred in prior years may still be adjusted by taxing authorities.

The Company recorded a tax  provision of approximately $2,496,000 and $76,000 for the three months and six months ended March 31, 2009, at effective tax rates of 41% and 41%, respectively and a tax provision of approximately $456,000 and $355,000 for the three months and six months ended march 31, 2008, at effective tax rates of 36% and 36%, respectively. The effective tax rates for the three months and six months ended March 31, 2009, differ from the federal statutory rate of 34% and the rate for the same period in fiscal 2008 primarily due to state income tax and permanent differences.

11. Use of Estimates

The preparation of Consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation, liabilities for uncertain income tax positions and valuation allowances for deferred tax assets.

During the six months ended March 31, 2009 and 2008, the company recorded approximately $1,891,000 and $2,128,000 in favorable changes in estimates during the respective periods related to medical claims development from the prior periods.

12. Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for all financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157,” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the provisions of FSP SFAS 157-2, the

Company has elected to defer implementation of SFAS 157 until October 1, 2009 as it relates to its non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. Management is currently evaluating the impact, if any, SFAS No. 157 will have on those non-financial assets and liabilities.

The FASB also issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, (“FSP 157-3”) in October 2008. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately and was adopted by the Company as of October 1, 2008. The impact of adopting FSP 157-3 was not material to the Company’s consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

·                  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

·                  Level 2—Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

·                  Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009:

	Total	Level 1	Level 2	Level 3
Assets:
Investments	$664,172	$664,172	$—	$—
Liabilities:
Interest rate swap liability	$14,725,992	$—	$14,725,992	$—

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used by the Company as well as the general classification of such instruments pursuant to the hierarchy.

Investments

The Company’s investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The investment instruments that are valued based on quoted market prices in active markets are primarily restricted certificates of deposit.

Interest Rate Derivative Liabilities

The Company has two interest rate swap agreements in place for an initial notional amount of $48 million and $97.75 million, respectively. These instruments effectively cause a portion of the Company’s floating rate debt to become fixed rate debt and are held with a major financial institution, which is expected to, and is expecting the Company to, fully perform under the terms of the agreements. A mark-to-market valuation that takes into consideration anticipated cash flows from the transaction using quoted market prices, other economic data and assumptions, and pricing indications used by other market participants is used to value the swaps. Given the degree of varying assumptions used to value the swaps, they are deemed to be Level 2 instruments.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted October 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes new principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In general, SFAS No. 141(R) requires the acquiring entity to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective. This standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including recognition of contingent consideration and most pre-acquisition loss and gain contingencies at their acquisition-date fair values. It will also require companies to expense, as incurred, transaction costs, and recognize changes in income tax valuation allowances and tax uncertainty accruals that result from a business combination as adjustments to income tax expense. SFAS 141(R) will also place new restrictions on the ability to capitalize acquisition-related restructuring costs. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on October 1, 2009. Management is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the accompanying Consolidated Financial Statements separate from the parent company’s equity. Net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and expanded disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company will adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of SFAS No. 161 and has not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP SFAS No. 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In May 2008, the FASB issued Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In September 2008, the FASB issued FASB Staff Position No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133” (“FSP SFAS No. 133-1”) and FASB Interpretation No. 45-4, “Clarification of the Effective Date of FASB Statement No. 161” (“FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP SFAS No. 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities.” Disclosures required by SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP SFAS No. 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company will adopt EITF 07-5 on October 1, 2009 and is currently evaluating the potential impact of the adoption of EITF 07-5 on its consolidated financial statements.

14. Litigation and Contingencies

Many of the Company’s payer and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or its results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

15. Subsequent Event

On April 14, 2009, the U.S. Bankruptcy Court confirmed and declared the Second Amended Chapter 11 Plan of Reorganization (the “Plan”) of Brotman effective.  Effective on such date, the Company acquired an additional 38.86% ownership interest in Brotman, which brought it to its current total ownership of 71.96% of the outstanding common stock of Brotman.  The Company’s ownership interest in Brotman continues to be held through its wholly-owned subsidiary, Prospect Hospital Advisory Services, Inc., a Delaware corporation.  Pursuant to the terms of the bankruptcy plan, the Company made an additional $1,800,000 investment in Brotman on January 13, 2009, which amount was recorded in Deposits and Other Assets at March 31, 2009, and has made a commitment to invest approximately an additional $700,000 within six months after the effective date of the plan.

As part of its bankruptcy plan, Brotman obtained a commitment from Gemino Healthcare Finance, LLC for a three-year, $6.0 million, senior credit facility secured by accounts receivable at an interest rate of LIBOR plus 7% per annum.  In addition, the Los Angeles Jewish Home for the Aging (“JHA”) provided an aggregate of $22.25 million in financing through a $16.0 million loan (“Term A” loan) with a two-year term and a $6.25 million loan (“Term B” loan) with a three-year term.  The entire financing is secured by Brotman’s real estate and personal property.  The interest rate on the $16.0 million loan is 10% per annum during the first year of the loan and 7.5% thereafter.  Under the $6.25 million loan, the interest rate is 10% per annum during the life of the loan.  The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman, including Debtor-In-Possession financing.  The Company has not guaranteed any portion of the Gemino or JHA financing.

As part of the JHA financing, Brotman has granted JHA an option to purchase certain Brotman-owned land adjacent to the hospital, where JHA plans to construct a senior living facility, for a purchase price equal to the outstanding principal balance of the JHA Term A loan plus any prepaid amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited consolidated financial statements for the year ended September 30, 2008 appearing in our annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

·                  We are subject to certain financial and administrative covenants under our loan agreements. Our lenders have asserted that we are not in compliance with certain administrative covenants, which could result in the requirement to repay our loans in full, thus jeopardizing our ability to operate and raises substantial doubt about our ability to continue as a going concern.

·                  Changes in the fair market value of our interest rate swap arrangements are included in earnings. These amounts are unpredictable and likely to be significant.  Cumulative changes in the value of these swap arrangements have been significant and reflected as a liability in our financial statements.  These swaps have cross-default provisions, whereby defaults under our loan agreements cause defaults under the swap agreements, which could potentially result in the recorded swap liability becoming immediately payable, and thus jeopardize our ability to operate and continue as a going concern.

·                  Our revenue and profitability may be significantly reduced or eliminated if management is unable to successfully execute our turnaround plan to improve the operating results of our legacy IPA Management segment.

·                  Decreases in the number of HMO enrollees using our provider networks reduce our profitability and inhibit future growth.

·                  A deficit in working capital could adversely affect our ability to satisfy our obligations as they come due and, accordingly, jeopardize our ability to operate as a going concern.

·                  If our goodwill and intangible assets become impaired, the impaired portion has to be written off, which will materially reduce the value of our assets and reduce our net income for the year in which the write-off occurs.

·                  We may not be able to make any additional acquisitions without first obtaining additional financing and obtaining the consent of our lenders.

·                  Substantially all of our IPA revenues are generated from contracts with a limited number of HMOs, and if our affiliated physician organizations were to lose HMO contracts or to renew HMO contracts on less favorable terms, our revenues and profitability could be significantly reduced.

·                  Our profitability may be reduced or eliminated if we are not able to manage healthcare costs of our affiliated physician organizations effectively.

·                  Our revenue and profitability could be significantly reduced and could also fluctuate significantly from period to period under Medicare’s Risk Adjusted payment methodology.

·                  Our operating results could be adversely affected if our actual healthcare claims exceed our reserves.

·                  We may be exposed to liability or fail to estimate IBNR claims accurately if we cannot process any increased volume of claims accurately and timely.

·                  Medicare, Medi-Cal and private third-party payer cost containment efforts and reductions in reimbursement rates could reduce our hospital revenue and our cash flow.

·                  Risk-sharing arrangements that our affiliated physician organizations have with HMOs and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

·                  If we do not successfully integrate the operations of acquired physician organizations, our costs could increase, our business could be disrupted, and we may not be able to realize the desired benefits from those acquisitions.

·                  The acquisition of hospitals and subsequent integration with our business of managing physician organizations may prove to be difficult and may outweigh the associated benefits.

·                  Our hospital with a union contract could experience setbacks from unfavorable negotiations with union members.

·                  Hospital operations are capital intensive and could prove to be a drain on cash.

·                  If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

·                  The continued growth of uninsured and underinsured patients or further deterioration in the collectibility of the accounts of such patients could harm our results of operations.

·                  Because we are obligated to provide care in certain circumstances regardless of whether we will get paid for providing such care, if the number of uninsured patients treated at our hospitals increases, our results of operations may be harmed.

·                  Controls designed to reduce inpatient services may reduce our hospital revenue.

·                  Our hospital revenues and volume trends may be adversely affected by certain factors over which we have no control, including weather conditions, severity of annual flu seasons and other factors.

·                  An increasing portion of our IPA revenue is “at risk” and difficult to project, which increases uncertainty regarding future revenues, cash flow projections, and profitability.

·                  If we are unable to identify suitable acquisition candidates or to negotiate or complete acquisitions on favorable terms, our prospects for growth could be limited.

·                  Any acquisitions we complete in the future could potentially dilute the equity interests of our current stockholders or could increase our indebtedness and cost of debt service, thereby reducing our profitability.

·                  Our acquisition initiatives may be put on hold until such time that we achieve a lower financial leverage.

·                  Our increased ownership stake in Brotman Medical Center, Inc. (“Brotman”) will require us to consolidate Brotman in our financial statements, including all assets, liabilities, and results of operations.  Brotman has, in its past, incurred significant operating losses.  Such net operating losses may be significantly limited as to its utilization under section IRC 382 of the I.R.S. Tax Code.

·                  The Brotman acquisition could potentially expose us to significant outlier liability, which may be subject to audit.

·                  We operate in a highly competitive market.  Increased competition could adversely affect our revenues.

·                  We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

·                  Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future.

·                  The healthcare industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive.

·                  We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions.

·                  Future reforms in healthcare legislation and regulation could reduce our revenues and profitability.

·                  If our affiliated physician organizations are not able to satisfy California Department of Managed Health Care financial solvency requirements, we could become subject to sanctions and our ability to do business in this segment in California could be limited or ended.

·                  Our profitability could be adversely affected by any changes that would reduce payments to HMOs under government-sponsored healthcare programs.

·                  If any of our hospitals lose their accreditation, such hospitals could become ineligible to receive reimbursement under Medicare or Medi-Cal.

·                  Our revenues and profits could be diminished if we lose the services of key physicians in our affiliated physician organizations.

·                  Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and harm our results of operations.

·                  If we were to lose the services of Sam Lee, our CEO, or other key members of management, we might not be able to replace them in a timely manner with qualified personnel, which could disrupt our business and reduce our profitability and revenue growth.

·                  Because our business is currently limited to the Southern California area, any reduction in our revenues and profitability from a local economic downturn would not be offset by operations in other geographic areas.

·                  We are required to upgrade and modify our management information systems to accommodate growth in our business and changes in technology and to satisfy new government regulations. As we seek to implement these changes, we may experience complications, delays and increasing costs, which could disrupt our business and reduce our profitability.

·                  Our ability to control labor and employee benefit costs could be hindered by continued acquisition activity.

·                  We and our hospitals and affiliated physician organizations may become subject to claims of medical malpractice or HMO bad-faith liability claims for which our insurance coverage may not be adequate. Such claims could materially increase our costs and reduce our profitability.

·                  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations, which could decrease the market value of our common stock.

·                  If we are not able to develop or sustain an active trading market for our common stock, it may be difficult for stockholders to dispose of their common stock.

·                  Even if an active market develops for our common stock, the market price of our stock is likely to be volatile.

·                  If the current weakness in the U.S. economy and job market continues unabated, revenue and profitability within our Hospital Services and IPA Management segments could be adversely affected.

·                  While the Company and its lenders remain in discussion to resolve the asserted defaults, there can be no assurance that the matter will be resolved on a basis favorable to the Company. The lenders may not grant waivers and could require full repayment of the loans, which would negatively impact the Company’s liquidity, ability to operate and its ability to continue as a going concern.

·                  If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

·                  We also face other risks that could adversely affect our business, financial condition or results of operations, which include: any requirement to restate financial results in the event of inappropriate application of accounting principles; a significant failure of our internal control over financial reporting; failure of our prevention and control systems related to employee compliance with internal polices, including data security; failure to protect our proprietary information; and failure of our corporate governance policies or procedures.

Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on December 29, 2008 for a discussion of risk factors. A copy of the Form 10-K annual report can be found on the internet at www.prospectmedicalholdings.com or through the SEC’s electronic data system called EDGAR at www.sec.gov. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

Prior to the August 8, 2007 acquisition of Alta, the Company was primarily a healthcare management services organization that developed integrated delivery systems and provides medical management systems and services to affiliated medical organizations. With the acquisition of Alta, the Company now owns and operates four community-based hospitals in Southern California and its operations are now organized into three reporting segments: IPA Management, Hospital Services and Corporate.

IPA Management

The IPA Management segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations (“IPAs”). The affiliated physician organizations enter into agreements with health maintenance organizations (“HMOs”) to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The IPAs contract with physicians (primary care and specialist) and other healthcare providers to provide all of their medical services.

Through our management subsidiaries—Prospect Medical Systems, Inc., Sierra Medical Management (through August 1, 2008) and ProMed Health Care Administrators, Inc.—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

Effective August 1, 2008, the Company sold all of the issued and outstanding stock of Sierra Medical Management (“SMM”), Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc.,

(the “AV Entities”). As discussed in Note 4 to the accompanying unaudited interim condensed consolidated financial statements, the assets, liabilities and operating results of the AV Entities have been classified as discontinued operations and are excluded from the disclosures below.

Our management subsidiaries currently provide management services to twelve affiliated physician organizations, which include Prospect Medical Group, ten other affiliated physician organizations that Prospect Medical Group owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which Prospect Medical Group owns a 50% interest. Prospect Medical Group, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations. Thus, while Prospect Medical Group is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, Prospect Medical Group also serves as a holding company for our other affiliated physician organizations.

The twelve affiliated physician organizations provide medical services to a combined total of approximately 183,200 HMO enrollees at March 31, 2009, including approximately 9,300 AMVI Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

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

Our IPA Management business has grown through the acquisition of IPAs by Prospect Medical Group. We do not currently have plans to acquire any additional IPAs.

We have chosen to concentrate our growth geographically by limiting our acquisitions to IPAs in Orange County, California, Los Angeles County, California and San Bernardino County, California.

Managed care revenues consist primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with various HMOs. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of enrollees electing any one of the affiliates as their healthcare provider. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustment. Beginning in calendar 2004, Medicare began a four year phase-in of a revised capitation model referred to as “Risk Adjustment.” Under this model, capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth fiscal quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees primarily comprise amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture. Management services have historically related only to Medi-Cal members. However, starting in fiscal 2006, this was expanded to also include management services related to Medicare members enrolling in CalOPTIMA’s OneCare HMO, as well as management services provided to Brotman Medical Center, an equity investee as of March 31, 2009 in which we held an initial 33.1% interest (increased to approximately 72% in April 2009). OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also Medi-Cal eligible. Management fee revenue is earned in the month the services are delivered.

Managed care revenues also include incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to independently and reliably estimate these amounts.

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

Revenues from continuing operations of the IPA Management segment are comprised of the following amounts:

	Three Months Ended March 31,		% Increase	Six Months Ended March 31,		% Increase
	2009	2008(1)	(Decrease)	2009	2008(1)	(Decrease)
Capitation	$47,874,277	$50,464,854	(5.1)%	$95,636,452	$100,775,264	(5.1)%
Management fees	143,863	146,767	(2.0)%	288,195	254,395	13.3%
Other	140,962	69,352	103.3%	365,704	219,870	66.3%
Total	$48,159,102	$50,680,973	(5.0)%	$96,290,351	$101,249,529	(4.9)%

(1)	The above amounts exclude capitation revenue related to the AV Entities, given their classification as discontinued operations in the accompanying unaudited condensed consolidated financial statements

We have increased our membership through acquisitions. These increases through acquisition are offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category:

	As of March 31,
Member Category	2009	2008(2)	% Increase (Decrease)
Commercial	140,900	161,100	(12.5)%
Commercial—managed(1)	1,300	1,300	0.0%
Senior—owned	21,600	22,100	(2.3)%
Senior—managed(1)	100	100	0.0%
Medi-Cal—owned	11,400	16,100	(29.2)%
Medi-Cal—managed(1)	7,900	7,300	8.2%
Total	183,200	208,000	(11.9)%

(1)	Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

(2)	The above amounts exclude HMO enrollment related to the AV Entities, given their classification as discontinued operations.

The following table details total paid member months, by member category, for the three-month and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		% Increase	Six Months Ended March 31,		% Increase
	2009	2008(2)	(Decrease)	2009	2008(2)	(Decrease)
Commercial—owned	427,500	487,800	(12.4)%	878,200	1,002,200	(12.4)%
Commercial—managed(1)	4,000	4,000	0.0%	8,100	7,900	2.5%
Senior—owned	64,800	66,800	(3.0)%	129,700	133,400	(2.8)%
Senior—managed(1)	400	400	0.0%	800	900	(11.1)%
MediCal—owned	34,200	49,300	(30.6)%	68,000	98,100	(30.7)%
MediCal—managed(1)	23,600	21,700	8.8%	46,800	41,300	13.3%
	554,500	630,000	(12.0)%	1,131,600	1,283,800	(11.9)%

(1)	Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

(2)	The above amounts exclude HMO enrollment related to the AV Entities, given their classification as discontinued operations.

Our operating expenses include expenses related to the provision of medical care services (managed care cost of revenues) and general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include payments to contracted primary care physicians, payments to contracted specialists and the cost of employed physicians at the Company’s medical clinics (through August 1, 2008). In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and any favorable senior capitation risk adjustment payments we receive. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, the Company also historically adjusts interim accruals of discretionary physician bonuses in the same period. Because incentives and risk-adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Hospital Services

The Hospital Services segment owns and operates four urban acute-care community hospitals in the greater Los Angeles area.  The four urban acute-care community hospitals, operated by Alta, have a combined 339 licensed beds served by 315 on-staff physicians at March 31, 2009. Each of the three hospitals in Hollywood, Los Angeles and Norwalk offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients admitted on a voluntary basis.  Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, Health Maintenance Organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The hospitals are also eligible to receive additional payment adjustments from Medicare and Medi-Cal known as Disproportionate Share Hospital (“DSH”) payments based on a prospective payment system for hospitals that serve large proportions of low-income patients.

Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third-party payers. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs. The Company accrues for amounts that it believes will ultimately be due to or from Medicare and other third-party payers and reports such amounts as net patient revenues in the accompanying financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. A summary of the payment arrangements with major third-party payers follows:

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

Managed Care: The Company also receives payment from certain commercial insurance carriers, HMOs, and PPOs, though generally does not enter into contracts with these entities. The basis for payment under these agreements includes the Company’s standard charges for services.

Self Pay: Our hospitals provide services to individuals that do not have any form of healthcare coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital’s indigent and charity care policy.

The following tables show the approximate net patient revenue from each major payer category during the three-month and six-month periods ended March 31, 2009 and 2008. Net patient revenues are defined as revenues from all sources of patient care after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

	Three Months Ended March 31,		% Increase	Six Months Ended March 31,		% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Medicare	$17,899,611	$17,297,146	3.5%	$34,758,052	$32,170,010	8.0%
Medi-Cal	17,464,590	13,256,236	31.7%	33,578,348	24,067,014	39.5%
Managed care	1,511,323	954,193	58.4%	2,994,078	1,656,679	80.7%
Self pay	626,280	512,318	22.2%	1,132,831	938,636	20.7%
Other	406,229	376,233	8.0%	767,132	850,015	(9.8)%
Total	$37,908,033	$32,396,126	17.0%	$73,230,440	$59,682,354	22.7%

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

The following table details operating data of our hospital services facilities for the three-month and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		% Increase	Six Months Ended March 31,		% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Total net Hospital services revenues	$37,908,033	$32,396,126	17.0%	$73,230,440	$59,682,354	22.7%
Operating income before income taxes	$11,065,118	$7,494,410	47.6%	$20,182,863	$13,113,481	53.9%
Total assets as of March 31, 2009 and 2008	$208,207,429	$176,084,131	18.2%	$208,207,429	$176,084,131	18.2%
Average licensed beds	339	339	0.0%	339	339	0.0%
Average available beds	330	330	0.0%	330	330	0.0%
Inpatient admissions	3,639	3,742	(2.8)%	7,224	7,031	2.7%
Average length of patient stay (days)	6.0	5.5	9.1%	5.9	5.3	11.3%
Patient days	24,062	22,700	6.0%	47,529	41,620	14.2%
Occupancy rate for licensed beds	78.9%	73.4%	7.5%	77.0%	67.1%	14.8%
Occupancy rate for available beds	81.0%	75.5%	7.3%	79.1%	68.9%	14.8%

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

Corporate

Certain expenses incurred in Prospect Medical Holdings, Inc. (the “Parent Entity”) not specifically allocable to the IPA Management or Hospital Services segments are recorded in the Corporate segment. These include certain salaries, benefits and other compensation for our corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley assessment and compliance activities. We also do not allocate interest expense, debt extinguishment loss, gain or loss on interest rate swaps and income taxes to the other reporting segments.

Results of Operations

IPA Management

The following tables summarize our net operating revenue, operating expenses and operating income from continuing IPA Management operations and are used in the discussions below for the three-month and six-month periods ended March 31, 2009 and 2008. Effective August 1, 2008, we sold the AV Entities’ operations. The operating results of these operations are reflected as loss from discontinued operations, net of income tax and are excluded from the disclosures below for each period presented.

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Increase (Decrease)%		2009	2008	Increase (Decrease)%
Managed care revenues:
Capitation	$47,874,277	$50,464,854	$(2,590,576)	(5.1)%	$95,636,452	$100,775,264	$(5,138,812)	(5.1)%
Management fees	143,863	146,767	(2,904)	(2.0)%	288,195	254,395	33,800	13.3%
Other operating revenue	140,962	69,352	71,610	103.3%	365,704	219,870	145,834	66.3%
Total managed care revenues	48,159,102	50,680,973	(2,521,871)	(5.0)%	96,290,351	101,249,529	(4,959,178)	(4.9)%
Managed care cost of revenues:
PCP capitation	8,465,544	9,464,369	(998,825)	(10.6)%	17,134,584	18,995,591	(1,861,007)	(9.8)%
Specialist capitation	11,128,335	10,449,154	679,181	6.5%	22,146,827	20,962,690	1,184,137	5.6%
Claims expense	17,470,089	19,749,143	(2,279,054)	(11.5)%	35,162,731	40,786,780	(5,624,049)	(13.8)%
Physician salaries	286,578	318,154	(31,576)	(9.9)%	1,064,995	767,473	297,522	38.8%
Other cost of revenues	(395,044)	227,482	(622,526)	(273.7)%	(941,706)	(36,801)	(904,905)	2458.9%
Total managed care cost of revenues	36,955,502	40,208,302	(3,252,800)	(8.1)%	74,567,431	81,475,733	(6,908,302)	(8.5)%
Gross margin	11,203,600	10,472,671	730,929	7.0%	21,722,920	19,773,796	1,949,124	9.9%
General and administrative expenses	7,479,468	7,496,673	(17,205)	(0.2)%	14,675,358	15,006,977	(331,619)	(2.2)%
Depreciation and amortization expense	883,929	877,344	6,585	0.8%	1,754,859	1,729,850	25,009	1.4%
Total non-medical expenses	8,363,397	8,374,018	(10,620)	(0.1)%	16,430,217	16,736,827	(306,610)	(1.8)%
Income from unconsolidated joint venture	594,623	694,219	(99,596)	(14.3)%	947,205	1,168,959	(221,754)	(19.0)%
Operating income	$3,434,826	$2,792,873	$641,953	23.0%	$6,239,908	$4,205,928	$2,033,980	48.4%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Managed care revenues:
Capitation revenue	99.4%	99.6%	99.3%	99.5%
Management fees	0.3%	0.3%	0.3%	0.3%
Other revenues	0.3%	0.1%	0.4%	0.2%
Total managed care revenues	100.0%	100.0%	100.0%	100.0%
Managed care cost of revenues:
PCP capitation	17.6%	18.7%	17.8%	18.8%
Specialists capitation	23.1%	20.6%	23.0%	20.7%
Claims expense	36.3%	39.0%	36.5%	40.3%
Physician salaries	0.6%	0.6%	1.1%	0.8%
Other cost of revenues	(0.8)%	0.4%	(1.0)%	0.0%
Total managed care cost of revenues	76.8%	79.3%	77.4%	80.6%
Gross margin	23.2%	20.7%	22.6%	19.4%
General and administrative expenses	15.5%	14.8%	15.2%	14.8%
Depreciation and amortization expense	1.8%	1.7%	1.8%	1.7%
Total non-medical expenses	17.3%	16.5%	17.1%	16.5%
Income from unconsolidated joint venture	1.2%	1.4%	1.0%	1.2%
Operating income	7.1%	5.6%	6.6%	4.1%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Capitation Revenue

Capitation revenue for the three months ended March 31, 2009 was approximately $47,874,000, representing a decrease of approximately $2,591,000, or 5.1% from capitation revenue for the three months ended March 31, 2008, of approximately $50,465,000.

The decrease was comprised of two main factors: (i) member month declines in our IPA Management operations reduced capitation revenue by approximately $6,604,000 during the fiscal 2009 period, as compared to the fiscal 2008 period due to lower HMO enrollment, and (ii) higher capitation rates on our IPA Management operations increased capitation revenue by approximately $4,013,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. The decrease in member months was partly due to the loss of several of our primary care physicians and our cancellation of certain unprofitable Medi-Cal contracts within our ProMed operating unit.

Management Fee Revenue

Management fee revenue for the three months ended March 31, 2009 was approximately $144,000, representing a decrease of approximately $3,000 or 2.0% from management fee revenue for the three months ended March 31, 2008, of approximately $147,000.

The decrease was primarily due to lower accrual of Brotman management fee within our IPA Management operation in the fiscal 2009 period as compared to the fiscal 2008 period, offset by an increase in management fee resulting from an increase in the number of members of AMVICare Health Network, Inc., which we manage on their behalf in exchange for a fee.

Other Operating Revenue

Other operating revenue for the three months ended March 31, 2009 was approximately $141,000, representing an increase of approximately $72,000 or 103.3% from other operating revenue for the three months ended March 31, 2008, of approximately $69,000.

Amounts include incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The increase in other operating revenue during the fiscal 2009 period was primarily the result of timing of receipt of these incentives from our contracted Health Plans.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended March 31, 2009 was approximately $8,466,000, representing a decrease of approximately $999,000 or 10.6% over PCP capitation expense for the three months ended March 31, 2008, of approximately $9,464,000.

The decrease was comprised of two main factors: (i) member months declines related to our IPA Management operations, reduced our PCP capitation expense by approximately $1,239,000 during the fiscal 2009 period, as compared to the fiscal 2008 period and (ii) higher capitation rates on our IPA Management operations increased PCP capitation expense by approximately $240,000 during the fiscal 2009 period, as compared to the fiscal 2008 period.

Specialist Capitation Expense

Specialist capitation expense for the three months ended March 31, 2009 was approximately $11,128,000, representing an increase of $679,000, or 6.5%, over specialist capitation expense for the three months ended March 31, 2008, of $10,449,000.

The increase was comprised of two main factors: (i) higher capitation rates on our IPA Management operations increased specialist capitation expense by approximately $2,047,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. Effective November 1, 2008, we capitated radiology services for a significant number of members in our Orange County area, which services had previously been rendered on a fee-for-service basis; and (ii) member month declines in our IPA Management operations reduced specialist capitation expense by approximately $1,368,000 during the fiscal 2009 period, as compared to the fiscal 2008 period.

Claims Expense

Claims expense for the three months ended March 31, 2009 was approximately $17,470,000, representing a decrease of approximately $2,279,000 or 11.5% over claims expense for the three months ended March 31, 2008, of approximately $19,749,000.

The decrease was comprised of two main factors: (i) member month declines in our IPA operations reduced claims expense by approximately $2,585,000 in the fiscal 2009 period, as compared to the fiscal 2008 period. As indicated above, effective November 1, 2008, we capitated radiology services for a significant number of our Orange County members, saving costs and effectively moving the related cost from claims expense to specialist capitation expense and (ii) claims per member rates on our IPA Management operations increased claims expense by approximately $306,000 during the fiscal 2009 period as compared to the fiscal 2008 period.

Physician Salaries Expense

Physician salaries expense for the three months ended March 31, 2009 was approximately $287,000, representing a decrease of approximately $32,000 or 9.9% over physician salaries expense for the three months ended March 31, 2008, of approximately $318,000.

The decrease was primarily due to the conversion of certain physicians from salary to capitation basis effective November 11, 2008, offset by a higher physician bonus accrual totaling $100,000 in the fiscal 2009 period as compared to $2,000 in the fiscal 2008 period.

Other Cost of Revenues

Other cost of revenues for the three months ended March 31, 2009 was a negative expense of approximately $395,000 as compared to an expense of approximately $227,000 for the three months ended March 31, 2008.

The negative expense in the fiscal 2009 period represents stop-loss recoveries, which have been offset against premiums paid and are recorded as a reduction of other medical costs.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 23.3% for the three months ended March 31, 2009, from 20.7% for the three months ended March 31, 2008.

The increase in our gross margin percentage between the fiscal 2009 period and the fiscal 2008 period was primarily the result of the decreasing fee for service claims due to new radiology specialty capitation service agreement, PCP capitation expense and claims cost per member per month in the fiscal 2009 period, discussed above.

General and Administrative

General and administrative expenses were approximately $7,479,000 for the three months ended March 31, 2009, representing 15.5% of total IPA Management revenues, as compared with approximately $7,497,000, or 14.8% of total IPA Management revenues, for the three months ended March 31, 2008.

The decrease of approximately $17,000 in general and administrative expenses during the fiscal 2009 period primarily related to the reduction in the use of outside consulting services and temporary personnel within our IPA Management operation.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2009 increased to approximately $884,000 from approximately $877,000 for the three months ended March 31, 2008. The increase of approximately $7,000 was due to additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture for the three months ended March 31, 2009 decreased to approximately $595,000 from approximately $694,000 for the three months ended March 31, 2008. The decrease corresponds with membership levels and costs associated with participation in the CalOptima OneCare program for Medicare/Medi-Cal eligible beneficiaries effective January 1, 2006.

Operating Income

Our IPA Management segment reported an operating income of approximately $3,435,000 for the three months ended March 31, 2009, as compared to approximately $2,793,000 for the three months ended March 31, 2008, which increase was the result of the changes discussed above. The pre-tax operating results from the IPA Management segment include certain corporate expense allocations for insurance, professional services, and amortization of identifiable intangibles.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Capitation Revenue

Capitation revenue for the six months ended March 31, 2009 was approximately $95,636,000, representing a decrease of approximately $5,138,000, or 5.1% from capitation revenue for the six months ended March 31, 2008, of approximately $100,775,000.

The decrease was comprised of two main factors: (i) member month declines in our IPA Management operations reduced capitation revenue by approximately $13,180,000 during the fiscal 2009 period, as compared to the fiscal 2008 period due to lower HMO enrollment, and (ii) higher capitation rates on our IPA Management operations increased capitation revenue by approximately $8,042,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. The decrease in member months was partly due to the loss of several of our primary care physicians and our cancellation of certain unprofitable Medi-Cal contracts within our ProMed operating unit.

Management Fee Revenue

Management fee revenue for six months ended March 31, 2009 was approximately $288,000, representing an increase of approximately $34,000 or 13.3% from management fee revenue for the six months ended March 31, 2008, of approximately $254,000.

The increase was primarily due to an increase in the number of members of AMVICare Health Network, Inc., which we manage on their behalf in exchange for a fee.

Other Operating Revenue

Other operating revenue for the six months ended March 31, 2009 was approximately $366,000, representing an increase of approximately $146,000 or 66.3% from other operating revenue for the six months ended March 31, 2008, of approximately $220,000.

Amounts include incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The increase in other operating revenue during the fiscal 2009 period was primarily the result of timing of receipt of these incentives from our contracted Health Plans and the settlement of claims under certain of our HMO contracts.

PCP Capitation Expense

PCP capitation expense for the six months ended March 31, 2009 was approximately $17,135,000, representing a decrease of approximately $1,861,000 or 9.8% over PCP capitation expense for the six months ended March 31, 2008, of approximately $18,996,000.

The decrease was comprised of two main factors: (i) member months declines related to our IPA Management operations, reduced our PCP capitation expense by approximately $2,484,000 during the fiscal 2009 period, as compared to the fiscal 2008 period and (ii) higher capitation rates on our IPA Management operations increased PCP capitation expense by approximately $623,000 during the fiscal 2009 period, as compared to the fiscal 2008 period.

Specialist Capitation Expense

Specialist capitation expense for the six months ended March 31, 2009 was approximately $22,147,000, representing an increase of $1,184,000, or 5.6%, over specialist capitation expense for the six months ended March 31, 2008, of $20,963,000.

The increase was comprised of two main factors: (i) higher capitation rates on our IPA Management operations increased specialist capitation expense by approximately $3,926,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. Effective November 1, 2008, we capitated radiology services for a significant number of members in our Orange County area, which services had previously been rendered on a fee-for-service basis; and (ii) member month declines in our IPA Management operations, which reduced specialist capitation expense by approximately $2,742,000 during the fiscal 2009 period, as compared to the fiscal 2008 period.

Claims Expense

Claims expense for the six months ended March 31, 2009 was approximately $35,162,000, representing a decrease of approximately $5,624,000 or 13.8% over claims expense for the six months ended March 31, 2008, of approximately $40,787,000.

The decrease was comprised of two main factors: (i) member month declines in our IPA operations reduced claims expense by approximately $5,334,000 in the fiscal 2009 period, as compared to the fiscal 2008 period. As indicated above, effective November 1, 2008, we capitated radiology services for a significant number of our Orange County members, saving costs and effectively moving the related cost from claims expense to specialist capitation expense and (ii) claims per member rates on our IPA Management operations decreased claims expense by approximately $290,000 during the fiscal 2009 period as compared to the fiscal 2008 period.

Physician Salaries Expense

Physician salaries expense for the six months ended March 31, 2009 was approximately $1,065,000, representing an increase of approximately $298,000 or 38.8% over physician salaries expense for the six months ended March 31, 2008, of approximately $767,000.

The increase was primarily due to physician bonus accrual totaling $600,000 in the fiscal 2009 period as compared to $8,000 in the fiscal 2008 period, offset by the reduction in salaries resulting from the conversion of certain physicians from salary to capitation basis effective November 11, 2008.

Other Cost of Revenues

Other cost of revenues for the six months ended March 31, 2009 was a negative expense of approximately $942,000 as compared to a negative expense of approximately $37,000 for the six months ended March 31, 2008.

The negative expense in the fiscal 2009 and 2008 periods represent stop-loss recoveries, which have been offset against premiums paid and are recorded as a reduction of other medical costs.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 22.6% for the six months ended March 31, 2009, from 19.5% for the six months ended March 31, 2008.

The increase in our gross margin percentage between the fiscal 2009 period and the fiscal 2008 period was primarily the result of the decreasing fee for service claims due to new radiology specialty capitation service agreement, PCP capitation expense and claims cost per member per month in the fiscal 2009 period, discussed above.

General and Administrative

General and administrative expenses were approximately $14,675,000 for the six months ended March 31, 2009, representing 15.2% of total IPA Management revenues, as compared with approximately $15,007,000, or 14.8% of total IPA Management revenues, for the six months ended March 31, 2009.

The decrease of approximately $332,000 in general and administrative expenses during the fiscal 2009 period primarily related to the reduction in the use of outside consulting services and temporary personnel within our IPA Management operation.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2009 increased to approximately $1,755,000 from approximately $1,730,000 for the six months ended March 31, 2008. The increase of approximately $25,000 was due to additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture for the six months ended March 31, 2009 decreased to approximately $947,000 from approximately $1,169,000 for the six months ended March 31, 2008. The decrease corresponds with membership levels and costs associated with participation in the CalOptima OneCare program for Medicare/Medi-Cal eligible beneficiaries effective January 1, 2006. We also reserved against collectability of certain amounts related to the Joint Venture in the current period.

Operating Income

Our IPA Management segment reported an operating income of approximately $6,240,000 for the six months ended March 31, 2009, as compared to approximately $4,206,000 for the six months ended March 31, 2008, which increase was the result of the changes discussed above. The pre-tax operating results from the IPA Management segment include certain corporate expense allocations for insurance, professional services, and amortization of identifiable intangibles.

Hospital Services

The following table sets forth the results of operation for our Hospital Services segment and is used in the discussion below for the three-month and six-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Increase (Decrease)%		2009	2008	Increase (Decrease)%
Net Hospital Services revenues:
Medicare	$17,899,611	$17,297,146	602,465	3.5%	$34,758,035	$32,170,010	2,588,025	8.0%
Medi-Cal	17,464,590	13,256,236	4,208,355	31.7%	33,578,348	24,067,014	9,511,334	39.5%
Managed care	1,511,323	954,193	557,130	58.4%	2,994,078	1,656,679	1,337,399	80.7%
Self pay	626,280	512,318	113,962	22.2%	1,132,831	938,636	194,195	20.7%
Other	406,228	376,233	29,995	8.0%	767,148	850,015	(82,867)	(9.8)%
Total Hospital Services revenues	37,908,033	32,396,126	5,511,907	17.0%	73,230,440	59,682,354	13,548,086	22.7%
Hospital operating expenses:
Salaries, wages and benefits	15,922,785	15,063,696	859,089	5.7%	31,816,949	28,942,386	2,874,562	9.9%
Other operating expenses	2,250,224	1,868,772	381,452	20.4%	4,434,631	3,534,633	899,999	25.5%
Supplies expense	2,184,130	2,268,317	(84,187)	(3.7)%	4,377,284	4,177,582	199,702	4.8%
Provision for doubtful accounts	2,216,414	1,512,030	704,384	46.6%	3,708,943	1,860,809	1,848,134	99.3%
Lease and rental expense	284,260	254,162	30,098	11.8%	665,562	452,915	212,647	47.0%
Total Hospital operating expenses	22,857,813	20,966,977	1,890,836	9.0%	45,003,369	38,968,325	6,035,044	15.5%
General and administrative expenses	3,049,518	2,911,418	138,100	4.7%	6,216,823	5,535,410	681,414	12.3%
Depreciation and amortization expense	935,583	1,023,320	(87,736)	(8.6)%	1,827,385	2,065,138	(237,755)	(11.5)%
Total non-medical expenses	3,985,101	3,934,738	50,363	1.3%	8,044,208	7,600,548	443,660	5.8%
Operating income	$11,065,118	$7,494,411	$3,570,707	47.6%	$20,182,863	$13,113,481	$7,069,382	53.9%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net Hospital Services revenues:
Medicare	47.2%	53.4%	47.5%	53.9%
Medi-Cal	46.1%	40.9%	45.8%	40.3%
Managed care	4.0%	2.9%	4.1%	2.8%
Self pay	1.7%	1.6%	1.5%	1.6%
Other	1.1%	1.2%	1.1%	1.4%
Total Hospital Services revenues	100.0%	100.0%	100.0%	100.0%
Hospital operating expenses:
Salaries, wages and benefits	42.0%	46.5%	43.4%	48.5%
Other operating expenses	5.9%	5.8%	6.1%	5.9%
Supplies expense	5.8%	7.0%	6.0%	7.0%
Provision for doubtful accounts	5.8%	4.7%	5.1%	3.1%
Lease and rental expense	0.7%	0.8%	0.9%	0.8%
Total Hospital operating expenses	60.2%	64.8%	61.5%	65.3%
General and administrative expenses	8.0%	9.0%	8.5%	9.3%
Depreciation and amortization expense	2.5%	3.2%	2.5%	3.5%
Total non-medical expenses	10.5%	12.2%	11.1%	12.8%
Operating income	29.3%	23.0%	27.4%	21.9%

The following table shows certain selected historical operating statistics for our hospitals for the three-month and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Net inpatient revenues(1)	$35,560,711	$30,159,537	17.9%	$68,800,172	$55,250,624	24.5%
Net outpatient revenues(1)	$1,941,093	$1,860,356	4.3%	$3,663,137	$3,581,715	2.3%
Number of hospitals at end of period	4	4	0.0%	4	4	0.0%
Licensed beds at end of the period	339	339	0.0%	339	339	0.0%
Average licensed beds	339	339	0.0%	339	339	0.0%
Utilization of licensed beds(2)	77.2%	72.8%	6.0%	76.2%	66.7%	14.2%
Average available beds	330	330	0.0%	330	330	0.0%
Admissions(3)	3,639	3,742	(2.8)%	7,224	7,031	2.7%
Adjusted patient admissions(4)	3,899	3,974	(1.9)%	7,607	7,488	1.6%
Net inpatient revenue per admission	$9,772	$8,060	21.2%	$9,524	7,830	21.6%
Emergency room visits	3,687	3,696	(0.2)%	6,927	6,954	(0.4)%
Surgeries	697	722	(3.5)%	1,414	1,425	(0.8)%
Patient days	24,062	22,700	6.0%	47,529	41,620	14.2%
Adjusted patient days	25,600	24,520	4.4%	50,553	45,202	11.8%
Average length of patients’ stay (days)	6.0	5.5	9.1%	5.9	5.3	11.3%
Net inpatient revenue per patient day	$1,478	$1,329	11.2%	$1,448	$1,328	9.0%
Outpatient visits	5,223	5,389	(3.1)%	10,179	10,253	(0.7)%
Net outpatient revenue per visit	$372	$345	7.8%	$360	$349	3.2%
Occupancy rate for licensed beds(5)	78.9%	73.4%	7.2%	77.0%	67.1%	14.8%
Occupancy rate for available beds(5)	81.0%	75.4%	7.5%	79.1%	68.9%	14.8%

(1)

Net inpatient revenues and net outpatient revenues are components of net patient revenues. Net inpatient revenues include self-pay revenues of $593,864 and $479,537, for the three months ended March 31, 2009 and 2008, respectively, and 1,075,464 and $878,485, for the six months ended March 31, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $32,416 and $29,580 for the three months ended March 31, 2009 and 2008, respectively, and $57,367 and $56,949, for the six months ended March 31, 2009 and 2008, respectively.

(2)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(3)

Self-pay admissions represent 1.8% and 1.4% of total admissions for the three months ended March 31, 2009 and 2008, respectively, and represent 1.8% and 1.6% of total admissions for the six months ended March 31, 2009 and 2008, respectively. Charity care admissions represent 0.5% and 0.3% of total admissions for the three months ended March 31, 2009 and 2008, respectively, and represent 0.6% and 0.3% of total admissions for the six months ended March 31, 2009 and 2008, respectively.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Hospital Services Revenues

Our same-hospital net inpatient revenues for the three months ended March 31, 2009 were approximately $35,561,000, representing an increase of approximately $5,401,000 or 17.9% from net inpatient revenues for the three months ended March 31, 2008, of approximately $30,160,000.

The net increase was comprised of the following main factors: (i) increases in both Medicare and Medi-Cal reimbursement rates, (ii) an increase a total patient days offset by (iii) decreases in total admissions and in disproportionate share revenues under Medi-Cal programs.

Same-hospital admissions for the three months ended March 31, 2009 decreased by 2.8% compared to the three months ended March 31, 2008 primarily due to increased patient days, resulting in patients hitting facility maximum.

While outpatient visits decreased 3.1% in the fiscal 2009 period, same-hospital net outpatient revenues increased by 4.3% to approximately $1,941,000 during the three months ended March 31, 2009 as compared to $1,860,000 during the three months ended March 31, 2008. Outpatient visits decreased due to the elimination of certain unprofitable outpatient services.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net Hospital Services revenues for the three months ended March 31, 2009 was 42.0%, representing a decrease of 9.7% compared to 46.5% for the three months ended March 31, 2008. Salaries, wages and benefits per adjusted patient day for the three months ended March 31, 2009 was approximately $622, representing a decrease of 1.3% compared to $614 for the three months ended March 31, 2008. The decrease is primarily due to productivity gained through efficiencies, partially offset by merit increases for our employees.

As of March 31, 2009, less than 5% of the total employees at our Hospital Services operation were represented by labor unions. Labor relations at our hospital facilities generally have been satisfactory. In May 2008, we entered into a new collective bargaining agreement between Service Employees International Union (“SEIU”) and Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC. The agreement, which expires on May 9, 2011, covers a small group of Hollywood Community Hospital’s employees. We do not anticipate that the agreement we reached in 2008 will have a material adverse effect on results of our Hospital Services operations in fiscal 2009.

Supplies

Supplies expense as a percentage of net Hospital Services revenue for the three months ended March 31, 2009 was 5.8%, representing a decrease of 17.7%, compared to 7.0% for the three months ended March 31, 2008. Supplies expense per adjusted patient day for the three months ended March 31, 2009 was approximately $85, representing a decrease of 7.8%, compared to approximately $93 for the three months ended March 31, 2008. This decrease in supplies expense per adjusted patient day reflects improved efficiencies gained through continued focus on supply management. We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital services revenues was 5.8% for the three months ended March 31, 2009 compared to 4.7% for three months ended March 31, 2008.

The table below shows the net accounts receivable and allowance for doubtful accounts by payor at March 31, 2009 and September 30, 2008:

	March 31, 2009			September 30, 2008
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$7,421,617	$982,570	$6,439,047	$5,939,172	$913,790	$5,025,382
Medi-Cal	12,411,206	809,427	11,601,779	10,214,125	345,426	9,868,699
Commercial managed care	554,280	78,806	475,474	1,556,520	206,492	1,350,028
Governmental managed care	3,041,173	581,667	2,459,506	2,085,295	336,565	1,748,730
Self-pay uninsured	1,946,416	1,622,572	323,844	2,106,889	1,828,267	278,622
Self-pay	360,252	306,612	53,640	260,647	243,498	17,149
Other	1,452,842	235,323	1,217,519	42,609	16,724	25,885
Total	$27,187,786	$4,616,977	$22,570,809	$22,205,257	$3,890,762	$18,314,495

Collection of accounts receivable has been a key area of focus. Our current estimated collection rate on self-pay accounts is approximately 15.4%, including collections from point-of-service through collections by our in-house collection department or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of September 30, 2008 was approximately 11.5%.

We continue working with managed care payers to obtain adequate and timely reimbursement for our services. Our current estimated collection rate on managed care accounts is approximately 54.4%, which includes collections from point-of-service through collections by our in-house collection department or external collection vendors. The comparable managed care collection percentage as of September 30, 2008 was approximately 48.5%.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our Hospital Services operations’ net accounts receivable of $22.6 million and $18.3 million, excluding cost report settlements payable and valuation allowances of zero and zero, at March 31, 2009 and September 30, 2008, respectively:

	March 31, 2009					September 30, 2008
	Medicare	Medi-Cal	Managed Care	Indemnity, Self-Pay and Other	Total	Medicare	Medi-Cal	Managed Care	Indemnity, Self-Pay and Other	Total
0 – 60 days	74.0%	72.3%	41.5%	41.3%	69.9%	84.0%	76.1%	49.6%	38.5%	75.7%
61 – 120 days	12.8%	14.4%	26.6%	29.1%	15.2%	8.5%	13.2%	24.6%	37.0%	13.1%
121 – 180 days	8.7%	6.4%	24.1%	18.2%	8.5%	3.7%	7.3%	16.1%	14.0%	7.0%
Over 180 days	4.5%	6.9%	7.8%	11.4%	6.4%	3.8%	3.4%	9.7%	10.5%	4.2%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Our AR Days from Hospital Services operations were 53.4 days at March 31, 2009 compared to 53.0 days at September 30, 2008. AR Days at March 31, 2009 and September 30, 2008 are within our target of less than 75 days. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

Other Operating Expenses

Other operating expenses as a percentage of net Hospital Services revenues for the three months ended March 31, 2009 were 5.9%, representing an increase of 2.9%, compared to 5.8% for the three months ended March 31, 2008. Other operating expenses per adjusted patient day increased approximately 15.3% to approximately $88 in the three months ended March 31, 2009 compared to approximately $76 for the same period in fiscal 2008 primarily due to higher registry expense resulting from increased patient days, offset by a decrease in malpractice expense that is primarily attributable to improved claims experience.

Lease and Rental

Lease and rental expenses as a percentage of net Hospital Services revenues for the three months ended March 31, 2009 were 0.7%, compared to 0.8% for the three months ended March 31, 2008. We own, through our subsidiary, Alta Hospitals Systems, LLC, all of our hospital facilities. Included in lease and rental expenses were operating lease arrangements for our administrative offices with terms expiring at various dates through 2015. The office space is shared with Prospect Medical Holdings, Inc.

General and Administrative

General and administrative expenses as a percentage of net Hospital Services revenues for the three months ended March 31, 2009 were 8.0%, representing a decrease of 10.5%, compared to 9.0% for the three months ended March 31, 2008. Included in General and Administrative expenses was consulting and outside services, supplies, insurance, utilities, taxes and licenses, and maintenance which accounted for approximately 11.4% of the total expenses in the three months ended March 31, 2009, as compared to 11.7% for the three months ended March 31, 2008.

Depreciation and Amortization

Depreciation and Amortization expenses as a percentage of net Hospital Services revenues for the three months ended March 31, 2009 were 2.5%, representing a decrease of 21.9%, compared to 3.2% for the three months ended March 31, 2008. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $317,000 and $317,000, in the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, total capital expenditures incurred of approximately $194,000 and $387,000 respectively, were within our budgeted expectations.

Operating Income

Our Hospital Services segment reported an operating income of approximately $11,065,000 and $7,494,000 for the three months ended March 31, 2009 and 2008, respectively, which increase was the result of the changes discussed above. The pre-tax operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Net Hospital Services Revenues

Our same-hospital net inpatient revenues for the six months ended March 31, 2009 were approximately $68,800,000, representing an increase of approximately $13,550,000 or 24.5% from net inpatient revenues for the six months ended March 31, 2008, of approximately $55,251,000.

The increase was comprised of three main factors: (i) an increase in disproportionate share revenues under Medi-Cal programs to approximately $6,164,000 in the fiscal 2009 period from $5,674,000 in the fiscal 2008 period, (ii) increases in both Medicare and Medi-Cal reimbursement rates, and (iii) an increase in total admissions.

Same-hospital admissions for the six months ended March 31, 2009 increased by 2.4% compared to the six months ended March 31, 2008 primarily due to net volume increases in many of the service lines emphasized by our targeted growth initiative.

While outpatient visits decreased 0.7% in the fiscal 2009 period, same-hospital net outpatient revenues increased by 2.3% to approximately $3,663,000 during the six months ended March 31, 2009 as compared to $3,582,000 during the six months ended March 31, 2008. Outpatient visits decreased due to the elimination of certain unprofitable outpatient services.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net Hospital Services revenues for the six months ended March 31, 2009 was 43.4%, representing a decrease of 10.4% compared to 48.5% for the six months ended March 31, 2008. Salaries, wages and benefits per adjusted patient day for the six months ended March 31, 2009 was approximately $629, representing a decrease of 1.7% compared to $640 for the six months ended March 31, 2008. The decrease is primarily due to productivity gained through efficiencies, partially offset by merit increases for our employees.

As of March 31, 2009, less than 5% of the total employees at our Hospital Services operation were represented by labor unions. Labor relations at our hospital facilities generally have been satisfactory. In May 2008, we entered into a new collective bargaining agreement between Service Employees International Union (“SEIU”) and Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC. The agreement, which expires on May 9, 2011, covers a small group of Hollywood Community Hospital’s employees. We do not anticipate that the agreement we reached in 2008 will have a material adverse effect on results of our Hospital Services operations in fiscal 2009.

Supplies

Supplies expense as a percentage of net Hospital Services revenue for the six months ended March 31, 2009 was 6.0%, representing a decrease of 14.6%., compared to 7.0% for the six months ended March 31, 2008. Supplies expense per adjusted patient day for the six months ended March 31, 2009 was approximately $87, representing a decrease of 6.3%, compared to approximately $92 for the six months ended March 31, 2008. This decrease in supplies expense per adjusted patient day reflects improved efficiencies gained through continued focus on supply management. We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital Services revenues was 5.1% for the six months ended March 31, 2009 compared to 3.1% for six months ended March 31, 2008.

Other Operating Expenses

Other operating expenses as a percentage of net Hospital Services revenues for the six months ended March 31, 2009 were 6.1%, representing an increase of 2.3%, compared to 5.9% for the six months ended March 31, 2008. Other operating expenses per adjusted patient day increased approximately 12.2% to $88 in the six months ended March 31, 2009 compared to $78 for the same period in fiscal 2008 primarily due to higher registry expense resulting from increased patient days, offset by a decrease in malpractice expense that is primarily attributable to improved claims experience.

Lease and Rental

Lease and rental expenses as a percentage of net Hospital Services revenues for the six months ended March 31, 2009 were 0.9%, representing an increase of 19.8%, compared to 0.8% for the six months ended March 31, 2008. We own, through our subsidiary, Alta Hospitals Systems, LLC, all of our hospital facilities. Included in lease and rental expenses were operating lease arrangements for our administrative offices with terms expiring at various dates through 2015. The office space is shared with Prospect Medical Holdings, Inc.

General and Administrative

General and administrative expenses as a percentage of net Hospital Services revenues for the six months ended March 31, 2009 were 8.5%, representing a decrease of 8.5%, compared to 9.3% for the six months ended March 31, 2008. Included in General and Administrative expenses was consulting and outside services, supplies, insurance, utilities, taxes and licenses, and maintenance which accounted for approximately 11.7% of the total expenses in the six months ended March 31, 2009, as compared to 11.9% for the six months ended March 31, 2008.

Depreciation and Amortization

Depreciation and Amortization expenses as a percentage of net Hospital Services revenues for the six months ended March 31, 2009 were 2.5%, representing a decrease of 27.9%, compared to 3.5% for the six months ended March 31, 2008. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $634,000 and $634,000, in the six months ended March 31, 2009 and 2008, respectively. During the six months ended March 31, 2009 and 2008, total capital expenditures incurred of approximately $375,000 and $720,000 respectively, were within our budgeted expectations.

Operating Income

Our Hospital Services segment reported an operating income of approximately $20,183,000 and $13,113,000 for the six months ended March 31, 2009 and 2008, respectively, which increase was the result of the changes discussed above. The pre-tax operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

Corporate

The following table summarizes our corporate expense for Prospect Medical Holdings, Inc., our parent entity, and is used in the discussion below for the three-month and six-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	2008	Increase (Decrease)%		2009	2008	Increase (Decrease)%
Operating Expenses:
General and administrative	$2,850,537	$3,872,901	$(1,022,364)	(26.4)%	$4,872,846	$6,392,896	$(1,520,050)	(23.8)%
Depreciation and amortization	3,203	6,747	(3,545)	(52.5)%	6,404	12,946	(6,542)	(50.5)%
Total Operating Expenses	2,853,740	3,879,648	(1,025,908)	(26.4)%	4,879,250	6,405,842	(1,526,592)	(23.8)%
Other (Income) Expense:
Investment income	(14,427)	(68,021)	(53,594)	(78.8)%	(37,102)	(302,450)	(265,348)	(87.7)%
Interest expense and amortization of deferred financing Costs	6,524,776	5,252,571	1,272,205	24.2%	12,621,006	9,413,481	3,207,525	34.1%
(Gain) loss on value of interest rate swap arrangements	(955,201)	—	955,201	100%	8,712,824	876,680	7,836,144	893.8%
Total Other Expense	5,555,148	5,184,550	370,598	7.1%	21,296,728	9,987,711	11,309,017	113.2%
Total Corporate Expenses	$8,408,888	$9,064,198	$(655,310)	(7.2)%	$26,175,978	$16,393,553	$9,782,425	59.7%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues from continuing operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating Expenses:
General and administrative	3.3%	4.7%	2.9%	4.0%
Depreciation and amortization	0.0%	0.0%	0.0%	0.0%
Total Operating Expenses	3.3%	4.7%	2.9%	4.0%
Other (Income) Expense:
Investment income	0.0%	(0.1)%	0.0%	(0.2)%
Interest expense and amortization of deferred financing Costs	7.6%	6.3%	7.4%	5.8%
(Gain) loss on value of interest rate swap arrangements	(1.1)%	0.0%	5.2%	0.5%
Total Other Expense	6.5%	6.2%	12.6%	6.1%
Total Corporate Expenses	9.8%	10.9%	15.5%	10.1%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 were approximately $2,851,000, representing approximately 3.3% of total revenues from continuing operations, compared to approximately $3,873,000, or approximately 4.7% of total revenues, for the three months ended March 31, 2008, a decrease of approximately 29.8%. The decrease in general and administrative expenses during the fiscal 2009 period primarily related to reduction in audit, legal, insurance and Sarbanes-Oxley (“SOX”) compliance consulting expenditures, offset by additional accrued bonus and an increase in employee stock option grant and issue costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2009 was approximately $3,000, compared to approximately $7,000, for the three months ended March 31, 2008, a decrease of approximately 52.5%.  The decrease was primarily due to retirement of certain capital equipment.

Investment Income

Investment income for the three months ended March 31, 2009 was approximately $14,000, compared to approximately $68,000 for the three months ended March 31, 2008, a decrease of approximately 78.8%. Following the amendment of our senior credit facility agreement on May 15, 2008, we were required by Bank of America to maintain substantially all of our cash in non-interest bearing accounts.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the three months ended March 31, 2009 was approximately $6,525,000, representing approximately 7.6% of total revenues from continuing operations, compared to $5,253,000 or approximately 6.3% of total revenues from continuing operations for the three months ended March 31, 2008, an increase of approximately 24.2%. As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, we were in default under our credit facilities and under the April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provide that the LIBOR rate shall not be less than 3.50% for the term of the credit facility. In May 2008, the debt agreements were further modified to add a 1% “payment-in-kind” (“PIK”) interest to the outstanding balance of the debt plus an additional 4% PIK interest to the interest rate applicable to the second lien debt. The 4% accrues and is added to the principal balance on a monthly basis. The 4% PIK could potentially be reduced in the future to the extent that the company reduces its consolidated leverage ratio.  Additionally, as discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, effective with the first asserted default on March 19, 2009, our lenders have instituted default rates of 13.0% with respect to the first lien term loan, 17.25% with respect to the second lien term loan, and 13.25% with respect to the revolving line of credit.

(Gain) Loss in Value of Interest Rate Swap Arrangements

As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, currently we have two interest rate swaps in place for initial notional principal amounts of $48.0 million and $97.75 million, respectively. The interest rate swaps were designated as cash flow hedges of our floating rate term debts, with the effective date of the $48.0 million swap being December 31, 2007 and the effective date of the $97.75 million swap being September 6, 2007. As of April 1, 2008, in anticipation of modifications to the terms of our credit agreements, the swaps were determined to no longer be effective in offsetting the hedged items. As a result, cash flow hedge accounting treatment was discontinued and all further changes in fair value of the swaps are included in earnings. These amounts are unpredictable and likely to be significant. In the three months ended March 31, 2009, gain on interest rate swaps totaled approximately $955,000.

In the three months ended March 31, 2008, all changes in fair value of the interest rate swaps were recorded in other comprehensive loss as the swaps were deemed effective.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

General and Administrative

General and administrative expenses for the six months ended March 31, 2009 were approximately $4,873,000, representing approximately 2.9% of total revenues from continuing operations, compared to approximately $6,393,000, or approximately 4.0% of total revenues from continuing operations, for the six months ended March 31, 2008, a decrease of approximately 23.8%. The decrease in general and administrative expenses during the fiscal 2009 period primarily related to related to reduction in audit, legal, insurance and Sarbanes-Oxley (“SOX”) compliance consulting expenditures, offset by additional accrued bonus and an increase in employee stock option grant and issue costs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2009 was approximately $6,000, compared to approximately $13,000 for the six months ended March 31, 2008, a decrease of approximately 50.5%.  The decrease was primarily due to retirement of certain capital equipment.

Investment Income

Investment income for the six months ended March 31, 2009 was approximately $37,000, compared to approximately $302,000, for the six months ended March 31, 2008, a decrease of approximately 87.7%. Following the amendment of our senior credit facility agreement on May 15, 2008, we were required by Bank of America to maintain substantially all of our cash in non-interest bearing accounts.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the six months ended March 31, 2009 was approximately $12,621,000, representing approximately 7.4% of total revenues from continuing operations, compared to $9,414,000 or approximately 5.8% of total revenues from continuing operations for the six months ended March 31, 2008, an increase of approximately 34.1%. As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, we were in default under our credit facilities and under the April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provide that the LIBOR rate shall not be less than 3.50% for the term of the credit facility. In May 2008, the debt agreements were further modified to add a 1% “payment-in-kind” (“PIK”) interest to the outstanding balance of the debt plus an additional 4% PIK interest to the interest rate applicable to the second lien debt. The 4% accrues and is added to the principal balance on a monthly basis. The 4% PIK could potentially be reduced in the future to the extent that the company reduces its consolidated leverage ratio.  Additionally, effective with the first asserted default on March 19, 2009, our lenders have instituted default rates of 13.0% with respect to the first lien term loans, 17.25% with respect to the second lien term loan, and 13.25% with respect to the revolving line of credit.

Loss in Value of Interest Rate Swap Arrangements

As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, currently we have two interest rate swaps in place for initial notional principal amounts of $48.0 million and $97.75 million, respectively. The interest rate swaps were designated as cash flow hedges of our floating rate term debts, with the effective date of the $48.0 million swap being December 31, 2007 and the effective date of the $97.75 million swap being September 6, 2007. As of April 1, 2008, in anticipation of modifications to the terms of our credit agreements, the swaps were determined to no longer be effective in offsetting the hedged items. As a result, cash flow hedge accounting treatment was discontinued and all further changes in fair value of the swaps are included in earnings. These amounts are unpredictable and likely to be significant. In the six months ended March 31, 2009, loss on interest rate swaps totaled approximately $8.7 million.

In the six months ended March 31, 2008, loss on interest rate swaps of approximately $877,000 represented the change in fair value of the $48.0 million swap that was not yet subject to hedge accounting, which amount was charged to earnings.

Consolidated

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2009 was approximately $2,496,000 compared to approximately $456,000 in the three months ended March 31, 2008. The effective tax rate was higher at 41.0% in the three months ended March 31, 2009 compared to 36.0% in the three months ended March 31, 2008. The higher effective tax rate in the fiscal 2009 period was primarily due to state income tax and permanent differences.

Net Income (Loss) from Continuing Operations

Net income from continuing operations attributable to common stockholders for the three months ended March 31, 2009 was approximately $3,548,000, or $0.17 per diluted share, as compared to a net loss of $1,179,000, or $0.10 per diluted share, for the three months ended March 31, 2008, which increase is the result of the changes discussed above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2008 was approximately $76,000 or $0.01 per diluted share, as compared to none for the three months ended March 31, 2009. As discussed in Note 4 to the unaudited interim condensed consolidated financial statements, we sold the AV Entities’ effective August 1, 2008.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Provision for Income Taxes

Income tax provision for the six months ended March 31, 2009 was approximately $76,000 compared to approximately $355,000 in the six months ended March 31, 2008. The effective tax rate was higher at 41.0% in the six months ended March 31, 2009 compared to 36.0% in the six months ended March 31, 2008. The higher effective tax rate in the fiscal 2009 period was primarily due to state income tax and permanent differences.

Net Income (Loss) from Continuing Operations

Net income from continuing operations attributable to common stockholders for the six months ended March 31, 2009 was approximately $104,000, or $0.01 per diluted share, as compared to a net loss of $3,242,000, or $0.28 per diluted share, for the six months ended March 31, 2008, which increase is the result of the changes discussed above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the six months ended March 31, 2008 was approximately $392,000 or $0.03 per diluted share, as compared to none for the six months ended March 31, 2009. As discussed in Note 4 to the unaudited interim condensed consolidated financial statements, we sold the AV Entities’ effective August 1, 2008.

Liquidity and Capital Resources

Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities, by cash flow from operations and by proceeds from sales of assets related to discontinued operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations were healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations. With the acquisition of Alta, our sources of cash from operations now include payments for hospital services rendered under reimbursement arrangements with third-party payers, which include the federal government under the Medicare program, the state government under the Medi-Cal program, private insurers, health maintenance organizations (“HMOs), preferred provider organizations (“PPOs), and self-pay patients.

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

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash-flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive return. At March 31, 2009, we invested a portion of our cash in interest bearing money market accounts and, following the amendment of our senior credit facility agreement on May 15, 2008, we were also required to maintain substantially all of our cash in non-interest bearing accounts with Bank of America. All of these amounts are classified as current assets and included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

Cash Flow from Continuing Operations

Net cash provided by continuing operations was approximately $5,048,000 for the six months ended March 31, 2009 compared to net cash provided by continuing operations of approximately $1,415,000 for the six months ended March 31, 2008. The increase in net cash provided by continuing operations for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 was due to various factors, including the following:

·                  earnings, excluding non-cash charges and credits were approximately $14,177,000 in the fiscal 2009 period compared to approximately $6,835,000 in the fiscal 2008 period;

·                  changes in patient, government program and other receivables, a use of approximately $7,524,000 in the fiscal 2009 period compared to a use of approximately $4,267,000 in the fiscal 2008 period. The increase in fiscal 2009 was primarily related to our Hospital Services segment;

·                  changes in prepaid expenses and other, a use of approximately $438,000 in the fiscal 2009 period compared to a use of approximately $1,196,000 in the fiscal 2008 period;

·                  changes in refundable income tax and taxes payable a source of approximately $3,923,000 in the fiscal 2009 period compared to a source of $1,527,000 in the fiscal 2008 period;

·                  changes in medical claims and related liabilities, a use of approximately $1,106,000 in the fiscal 2009 period compared to a source of approximately $398,000 in the fiscal 2008 period; and

·                  changes in accounts payable and other accrued liabilities, a use of approximately $2,790,000 in the fiscal 2009 period compared to a use of approximately $1,151,000 in the fiscal 2008 period due to a reduction in general and administrative expenses in the fiscal 2009 period relating to legal, insurance and SOX compliance consulting expenditures.

Net cash used in investing activities totaled approximately $438,000 for the six months ended March 31, 2009, compared to a use of approximately $936,000 for the six months ended March 31, 2008, the largest component of which was purchases of property, improvements and equipment, a use of approximately $437,000 in the fiscal 2009 period compared to a use of approximately $952,000 in the fiscal 2008 period.

Net cash used by financing activities totaled approximately $6,660,000 for the six months ended March 31, 2009, compared to a source of approximately $1,279,000 for the six months ended March 31, 2008. Net cash used in financing activities for the six months ended March 31, 2009 was comprised primarily of the principal repayment of the first-lien term debt of approximately $6,465,000. Net cash provided by financing activities during the six months ended March 31, 2008 included a $10,750,000 borrowing on our line of credit and $1,200,000 received from exercise of stock options, net of payment of $2,500,000 on our long-term debt and payment of $8,000,000 on our line of credit.

Cash Flow from Discontinued Operations

During the six months ended March 31, 2008, net cash used in operating activities in our discontinued operations was approximately $573,000, compared to none for the six months ended March 31, 2009, and net cash used in investing activities, was approximately $3,000 compared to none for the six months ended March 31, 2009. As discussed in Note 4 to the unaudited interim condensed consolidated financial statements, we sold the AV Entities effective August 1, 2008. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position.

At March 31, 2009, we had negative working capital of approximately $126,199,000 as compared to positive working capital of $12,373,000 at September 30, 2008, primarily resulting from the reclassification of approximately $125.7 million of long-term debt and $14.7 million for the swap liability as current due to our default on the amended credit facility agreements for failure to meet certain technical requirements, including the sale of certain assets by a specified date and the acquisition of Brotman.

At March 31, 2009 and September 30, 2008, cash, cash equivalents and investments were approximately $32,198,000 and $34,220,000, respectively.

Recent Operating Results and Credit Facility

On June 1, 2007, we entered into a new three-year senior secured credit facility with Bank of America, in connection with the purchase of the ProMed Entities (see Note 7 to the accompanying unaudited interim condensed consolidated financial statements). The Bank of America facility totaled $53,000,000, and comprised a $48,000,000 variable-rate term loan, and a $5,000,000 revolver (which was not drawn). $8,051,000 of the term loan proceeds were used to repay existing debt and the balance was used to finance the ProMed acquisition. The $48,000,000 term loan was repaid on August 8, 2007, with proceeds from a new $155,000,000 syndicated senior secured credit facility arranged by Bank of America in connection with the acquisition of Alta, comprised of a $95,000,000 seven-year first-lien term loan at LIBOR plus 400 basis points, with quarterly payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranges from 275 to 300 basis points based on the consolidated leverage ratio. We could borrow, make repayments and re-borrow under the revolver until August 8, 2012, at which time all outstanding amounts must be repaid.

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

As discussed in Note 7 to the accompanying unaudited interim condensed consolidated financial statements, in fiscal 2008, we recorded an $8.3 million non-cash loss on debt extinguishment, which was partially offset by a $3.1 million non-cash gain on interest rate swaps and in the fourth quarter of fiscal 2007, we recorded a non-cash impairment charge of approximately $27.5 million (exclusive of $11.3 million of impairment charges related to discontinued operations) to write off goodwill and intangibles within the IPA Management segment, which resulted in overall losses in our IPA operations. Any future improvement in our IPA operations and the successful integration of our newly acquired subsidiaries will require significant investment and management attention. We continue to review the company’s operations to improve profitability and efficiency and to reduce costs, which may include the divestiture of non-strategic assets.

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

We were in compliance with the amended financial covenant provisions for the April 2008 through March 2009 monthly reporting periods. While we continue to meet all debt service requirements on a timely basis, on March 19, 2009, we received written notices from our lenders who have elected to begin charging interest based on the default interest rates (additional 2.0% per annum) set forth in the amended loan agreements because our lenders have deemed the Company in default of a credit facility requirement regarding the sale of certain of the Company’s assets by a specified date.  Additionally, on April 17, 2009, the Company received notices from its lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman Medical Center, Inc. violated certain provisions of the amended credit agreements.  The Company has contested both assertions.  Based on such notices, we have classified all scheduled payments due after twelve months as current at March 31, 2009. We have strongly disputed our lenders’ characterization of the matters, and we are currently in discussions with our lenders to seek resolution of the matters. While the discussions are continuing, there can be no assurance that this matter will be resolved on a basis favorable to us. Our lenders may not grant waivers and could require full repayment of the loans, which would negatively impact our liquidity, our ability to operate and our ability to continue as a going concern.

Contractual Obligations

In our annual report on Form 10-K filed on December 29, 2008, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

Critical Accounting Policies

In Part II, Item 7 of our Form 10-K filed on December 29, 2008, under the heading “Critical Accounting Policies,” we have provided a discussion of the critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month (“PMPM”) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following tables reflect (i) the change in our estimate of claims liability as of March 31, 2009 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of March 31, 2009 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$4,047,000
(2)%	$2,698,000
(1)%	$1,349,000
1%	$(1,349,000)
2%	$(2,698,000)
3%	$(4,047,000)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(3)%	$(782,000)
(2)%	$(521,000)
(1)%	$(261,000)
1%	$261,000
2%	$521,000
3%	$782,000

Additionally, for each 1% (hypothetical) difference between our March 31, 2009 estimated claims liability of $19,374,177 and the actual claims incurred run-out, pre-tax loss for the six months ended March 31, 2009 would increase or decrease by approximately $194,000 or approximately $0.01 per diluted share.

The following table shows the components of the change in medical claims and benefits payable for the six months ended March 31, 2009 and 2008:

	Six Months Ended March 31,
	2009	2008(1)
IBNR as of beginning of period	$20,480,380	$21,405,960
Healthcare claims expense incurred during the period
Related to current year	37,054,197	42,914,646
Related to prior years	(1,891,465)	(2,127,866)
Total incurred	35,162,732	40,786,780
Healthcare claims paid during the period
Related to current year	(20,074,687)	(23,189,927)
Related to prior years	(16,194,247)	(17,198,434)
Total paid	(36,268,934)	(40,388,361)
IBNR as of end or period	$19,374,178	$21,804,379

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

Through March 31, 2009, the $1,891,465 change in estimate related to IBNR as of September 30, 2008 represented approximately 9.2% of the IBNR balance as of September 30, 2008, approximately 2.5% of fiscal 2008 claims expense, and after consideration of tax effect, approximately 45% of net loss from continuing operation for the year then ended.

Through March 31, 2008, the $2,127,866 change in estimate related to IBNR as of September 30, 2007 represented approximately 9.9% of the IBNR balance as of September 30, 2007, approximately 3.4% of claims expense and after consideration of tax effect, approximately 9.1% of net loss from continuing operation for the year then ended.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company is subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with its lenders, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and, effective May 15, 2008, a minimum EBITDA level, each computed quarterly (monthly, for test periods from April 30, 2008 through June 30, 2009) based on consolidated trailing twelve-month results, including the pre-acquisition results of any acquired entities. The administrative covenants and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in business other than the Company’s primary business, paying certain dividends, acquisitions and asset sales. The credit facilities provide that an event of default will occur if there is a change in control of the Company. The payment of principal and interest under the credit facilities is fully and unconditionally guaranteed, jointly and severally by the Company and most of its existing wholly-owned subsidiaries. Substantially all of the Company’s assets are pledged to secure the credit facilities. The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants including timely filing of its Form 10-K for the year ended September 30, 2007 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008.

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

On May 15, 2008, the Company and its lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting periods through maturity of the term loan. The Company is also required to meet a new minimum EBITDA requirement for future monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan. In addition, the Company was required to, among other conditions, file its Form 10-K for the year ended September 30, 2007 and the Forms 10-Q for the quarters ended December 31, 2007 and June 30, 2008 by June 16, 2008. Failure to perform any obligations under the wavier and the amended credit facility agreement constitutes additional events of default. The Company filed its Form 10-K on June 2, 2008 and its Forms 10-Q for the quarters ended December 31, 2007 and March 31, 2008 on June 9, 2008 and June 16, 2008, respectively and has met all debt service requirements on a timely basis.

In connection with obtaining the forbearance and waivers, during the second and third quarters of 2008, the Company paid $450,000 in fees to Bank of America, which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders’ advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was required to pay an amendment fee of $758,000 in cash and add 1% to the principal balance of the first and second-lien debt and the revolving line of credit totaling $1,514,000. The Company was also required to incur an additional 4% “payment-in-kind” interest expense on the second lien debt, which accrues and is added to the principal balance on a monthly basis. The 4% may be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company’s consolidated leverage ratio. In connection with the modifications of the first and second-lien term debt and the revolving line of credit, the Company wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the Company’s existing debt totaling of $6,036,000, and expensed as debt extinguishment costs the amendment fees of $758,000 paid to lenders and the $1,514,000 “payment-in-kind” interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of legal and consulting fees to the lenders’ advisors related to the new credit agreements.

                    The Company was in compliance with the amended financial covenant provisions for the April 2008 through March 2009 monthly reporting periods. While the Company continues to meet all debt service requirements on a timely basis, on March 19, 2009, it received written notices from the lenders who have elected to begin charging interest based on the default interest rates set forth in the amended loan agreements because the lenders have deemed the Company in default of a credit facility requirement regarding the sale of certain of the Company’s assets by a specified date.  Additionally, on April 17, 2009, the Company received notices from its lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman Medical Center, Inc. violated certain provisions of the amended credit agreements.  The Company has contested both assertions.  Based on such notices, the Company has classified all scheduled payments due after twelve months as current at March 31, 2009. Also, due to cross default provisions, the swap liability was classified as current as of March 31, 2009.  The Company has strongly disputed the lenders’ characterization of the matters and is currently in discussions with the lenders to seek resolution of these matters. While the parties’ discussions are continuing, there can be no assurance that the matters will be resolved on a basis favorable to the Company. The lenders may not grant waivers and could require full repayment of the loans, which would negatively impact the Company’s liquidity, ability to operate and raises substantial doubt about its ability to continue as a going concern.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective May 12, 2009, the Company and Samuel S. Lee (our Chief Executive Officer and Chairman of our Board of Directors) entered into an Amended and Restated Executive Employment Agreement (“Agreement”).  The Agreement amends and restates the Original Agreement (as amended by the First, Second, and Third Amendments) in its entirety, and provides for an increased annual base salary for Mr. Lee during fiscal year 2009 in the amount of $950,000 (retroactive to April 1, 2009).  It also provides that Mr. Lee will be eligible for an annual bonus tied to the Company’s attainment of certain EBITDA targets.  Lastly, the Agreement allows the Compensation Committee of the Company’s Board of Directors to grant discretionary bonuses as it determines appropriate.

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

Exhibit No.	Title
10.1*

Letter agreement dated April 10, 2008, pertaining to the Amended and Restated Forbearance Agreement dated April 10, 2008, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement.

10.2*

Letter agreement dated April 10, 2008, pertaining to the Amended and Restated Forbearance Agreement dated April 10, 2008, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement.

10.3*

Letter agreement dated May 15, 2008, pertaining to the First Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement.

10.4*

Letter agreement dated May 15, 2008, pertaining to the Second Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement.

10.5*

Letter agreement dated December 31, 2008, pertaining to the First Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated December 31, 2008. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.6*

Letter agreement dated December 31, 2008, pertaining to the Second Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated December 31, 2008. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.7*

Letter agreement dated January 30, 2009, pertaining to the First Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated January 30, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.8*

Letter agreement dated January 30, 2009, pertaining to the Second Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated January 30, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.9*

Letter agreement dated February 27, 2009, pertaining to the First Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated February 27, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.10*

Letter agreement dated February 27, 2009, pertaining to the Second Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated February 27, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

Exhibit No.	Title
10.11*

Letter agreement dated March 6, 2009, pertaining to the First Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated March 6, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.12*

Letter agreement dated March 6, 2009, pertaining to the Second Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated March 6, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.13*

Letter agreement dated March 12, 2009, pertaining to the First Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the First Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated March 12, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.14*

Letter agreement dated March 12, 2009, pertaining to the Second Lien Credit Agreement, among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent on behalf of itself and the lenders named in the Second Lien Credit Agreement, and the other parties whose signatures are set forth on the signature pages to the letter agreement dated March 12, 2009. (Certain portions of this exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.15**	Amended and Restated Employment Agreement dated as of May 12, 2009 between Prospect Medical Holdings, Inc. and Samuel S. Lee.
31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed by the Company with the Securities and Exchange Commission on April 3, 2009 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.

**                                  Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

May 15, 2009	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

May 15, 2009	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)