Form 10-Q
period 2009-06-30
PROSPECT MEDICAL HOLDINGS INC
filed 2009-08-19
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number: 1-32203

Prospect Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0564370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10780 Santa Monica Blvd., Suite 400
Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of August 12, 2009 was 20,575,111.

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,587	$33,583
Restricted cash	1,745	—
Investments, primarily restricted certificates of deposit	665	637
Patient accounts receivable, net of allowance for doubtful accounts of $11,509 and $3,891 at June 30, 2009 and September 30, 2008	39,307	18,314
Government program receivables	3,606	4,365
Risk pool receivables	194	338
Other receivables	1,222	2,598
Third party settlements	2,990	217
Notes receivable, current portion	62	224
Refundable income taxes, net	—	2,654
Deferred income taxes, net	5,788	5,788
Inventories	4,185	1,460
Prepaid expenses and other current assets	4,479	2,776
Total current assets	95,830	72,954
Property, improvements and equipment:
Land and land improvements	31,028	18,452
Buildings	27,047	22,233
Leasehold improvements	2,028	1,505
Equipment	20,140	10,628
Furniture and fixtures	913	912
	81,156	53,730
Less accumulated depreciation and amortization	(13,219)	(7,911)
Property, improvements and equipment, net	67,937	45,819
Notes receivable, less current portion	371	238
Deposits and other assets	391	778
Deferred financing costs, net	3,045	662
Goodwill	150,046	128,877
Other intangible assets, net	44,553	47,740
Total assets	$362,174	$297,068

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2009	September 30, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$17,863	$20,480
Accounts payable and other accrued liabilities	28,548	16,296
Accrued salaries, wages and benefits	22,745	11,257
Due to government payer	13,834	—
Income taxes payable, net	64	—
Payable to Creditors’ Trust	1,000	—
Current portion of capital leases	1,137	341
Current portion of long-term debt	900	12,100
Interest rate swap liability – current (see Note 7)	11,032	—
Other current liabilities	693	107
Total current liabilities	97,816	60,581

Long-term debt, net of current portion	160,399	131,921
Deferred income taxes	26,522	24,433
Malpractice reserve	2,706	786
Capital leases, net of current portion	542	442
Interest rate swap liability – non-current	—	6,013
Total liabilities	287,985	224,176
Minority interest	86	81
Commitments, Contingencies and Subsequent Event
Shareholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,575,111 and 20,508,444 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	206	204
Additional paid-in capital	94,172	93,407
Accumulated other comprehensive loss	(4,258)	(4,917)
Accumulated deficit	(16,017)	(15,883)
Total shareholders’ equity	74,103	72,811
Total liabilities and shareholders’ equity	$362,174	$297,068

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net hospital services revenues	$66,470	$31,413	$139,701	$91,096
Managed care revenues	47,848	49,448	144,138	150,697
Total revenues	114,318	80,861	283,839	241,793
Operating expenses:
Hospital services operating expenses	51,278	20,764	96,281	59,732
Managed care cost of revenues	36,968	38,973	111,535	120,448
General and administrative	17,740	16,122	43,505	43,057
Depreciation and amortization	2,162	1,903	5,751	5,712
Total operating expenses	108,148	77,762	257,072	228,949
Operating income from unconsolidated joint venture	535	955	1,482	2,124
Operating income	6,705	4,054	28,249	14,968
Other (income) expense:
Investment income	(33)	(81)	(101)	(523)
Interest expense and amortization of deferred financing costs	8,682	6,562	21,396	16,055
(Gain) loss in value of interest rate swap arrangements	(3,694)	(4,948)	5,019	(4,072)
Loss on debt extinguishment	—	8,309	—	8,309
Total other (income) expense, net	4,954	9,842	26,313	19,769
Income (loss) from continuing operations before income taxes	1,751	(5,788)	1,936	(4,801)
Provision (benefit) for income taxes	1,989	(2,083)	2,065	(1,728)
Loss from continuing operations before minority interest	(237)	(3,705)	(129)	(3,073)
Minority interest	1	3	5	12
(Loss) from continuing operations	(238)	(3,708)	(134)	(3,085)
Income (loss) from discontinued operations, net of tax (see Note 4)	—	188	—	(203)
Net loss before preferred dividend	(238)	(3,520)	(134)	(3,288)
Dividends to preferred stockholders	—	(1,932)	—	(5,797)
Net loss attributable to common stockholders	$(238)	$(5,452)	$(134)	$(9,085)

Per share data:
Net loss per share attributable to common stockholders:
Basic:
Continuing operations	$(0.01)	$(0.48)	$(0.01)	$(0.75)
Discontinued operations	$—	$0.02	$—	$(0.02)
Net loss attributable to common stockholders	$(0.01)	$(0.46)	$(0.01)	$(0.77)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(134)	$(3,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,751	5,712
Amortization of deferred financing costs	259	479
Loss on debt extinguishment	—	8,308
Payment-In-kind interest expense	277	454
Loss (Gain) on interest rate swap arrangements	5,019	(4,072)
Provision for bad debts	12,283	2,998
Loss on disposal of assets	34	65
Stock based compensation	766	87
Deferred income taxes, net	(1,628)	(4,898)
Loss on discontinued operations	—	287
Amortization of other comprehensive income	659	—
Changes in assets and liabilities, net of business combination:
Risk pool receivables	144	(171)
Patient and other receivables	(9,160)	(2,582)
Prepaid expenses and other	431	(655)
Inventory	133	(258)
Refundable income taxes	2,654	3,248
Excess tax benefits from options exercised	—	—
Deposits and other assets	142	(22)
Accrued medical claims and other health care costs payable	(2,617)	(771)
Accounts payable and other accrued liabilities	(3,009)	805
Net cash used in operating activities from discontinued operations	—	(8)
Net cash provided by operating activities	12,004	5,718
Investing activities
Purchases of property, improvements and equipment	(764)	(1,532)
Collections on notes receivable	29	25
Cash paid for acquisitions, net of cash received	(2,310)	—
Decrease in restricted certificates of deposit	(28)	(36)
Capitalized expenses related to acquisitions	(37)	(102)
Other investing activities	5	12
Net cash used in investing activities from discontinued operations	—	(3)
Net cash used in investing activities	(3,105)	(1,636)
Financing activities
Borrowings on line of credit	—	4,000
Repayments on line of credit	(1,671)	—
Change in restricted cash	1,047	—
Repayments of term loan	(8,904)	(3,750)
Payments on capital leases	(395)	(126)
Cash paid for deferred financing costs	(972)	(327)
Cash paid to lenders for loan modifications	—	(757)
Proceeds from exercises of stock options and warrants	—	1,200
Net cash provided by financing activities	(10,895)	240

Net increase in cash and cash equivalents	(1,996)	4,322
Cash and cash equivalents at beginning of period	33,583	22,095
Cash and cash equivalents at end of period	$31,587	$26,417
Supplemental cash flow information
Non-cash investing and financing activities:
Dividend on preferred shares	$—	$5,797
Deferred income taxes related to change in interest rate swap liability	$530	$3,304
Write off of deferred financing costs	$—	$6,038
Paid-in-kind interest added to principal	$252	$1,967
Details of businesses acquired:
Fair value of assets acquired	$7,502	$—
Liabilities assumed or accrued for	(4,983)	—
Total net assets acquired	2,519	—
Less: cash acquired	(209)	—
Net cash paid for acquisitions	$2,310	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Business

Prospect Medical Holdings, Inc. (“Prospect” or the “Company”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“IPAs”) or medical clinics. Inclusive of the acquisition of a majority stake in Brotman Medical Center, Inc., a California corporation (“Brotman”) on April 14, 2009 (see Note 8), as of June 30, 2009, the Company owns and operates five community-based hospitals in Southern California, and its operations are organized into three primary reportable segments: Hospital Services, IPA, and Corporate as discussed below.

Liquidity and Recent Operating Results

As discussed in Note 7, prior to the July 29, 2009 refinancing, the Company was subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements with its prior lenders. While the Company met all debt service requirements timely, it did not comply with certain financial and administrative covenants as of September 30, 2007, December 31, 2007 and March 31, 2008. On May 15, 2008, the credit agreements were formally modified to waive past defaults, amend certain covenant provisions prospectively and make changes to the interest rates and payment terms. These changes resulted in a substantial modification to the credit facilities, which was accounted for as an extinguishment of the existing debt during the quarter ended June 30, 2008, with the modified debt recorded as new debt.

The Company met all of the May 15, 2008 amended financial covenant provisions for all subsequent reporting periods. However, on March 19, 2009, the Company received notices from its lenders asserting that the Company was in default of a requirement to sell certain assets by a specified date; and on April 17, 2009, the Company received notices from its lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman (see Note 8) violated certain provisions of the amended credit agreements. Effective with the first asserted default, the lenders began assessing interest at default rates on all loans. The Company contested both asserted events of default. On June 30, 2009, the Company entered into loan amendments whereby, among other things, the lenders waived all alleged events of default, and stopped assessing default interest rates. In connection with these amendments, the Company also entered into an amendment and waiver related to its swap agreements which provide that the alleged events of default under the existing credit facility would not trigger an event of default under the swap agreements. The amendments required the Company to refinance all debt no later than October 31, 2009.

On July 29, 2009, the Company issued $160.0 million in the aggregate principal amount of 12.75% senior secured notes due 2014 (the “Notes”) with net proceeds, after original issue discount and expenses, of $141.4 million, which amount was used to repay all amounts outstanding under prior debt and, together with the Company’s existing cash, terminate the  interest rate swap agreements. Based on such refinancing, all amounts owing under the prior borrowing arrangements were reclassified as long-term in the June 30, 2009 unaudited condensed consolidated balance sheet. Given the Company’s subsequent termination and repayment, the interest rate swap liabilities continued to be classified as current at June 30, 2009.

Following the Company’s acquisition of a majority stake in Brotman effective April 14, 2009, all Brotman debt has been included in the Company’s condensed consolidated financial statements. However, the Company has no obligation and only limited ability to fund Brotman’s operations post acquisition.

Hospital Services Segment

Alta, which was acquired on August 8, 2007, owns (i) Alta Hollywood Hospitals, Inc., a California corporation dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the “Acquisition Date”), the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 71.9% via an incremental investment of approximately $2.5 million, all of which was paid as of June 30, 2009. As of June 30, 2009, Alta and Brotman (collectively, the “Hospital Services segment”) owns and operates five hospitals in the greater Los Angeles area, with a combined 759 licensed beds, served by 787 on-staff physicians. The hospitals in Hollywood, Los Angeles, Norwalk and Culver City offer a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients who are admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third-party payers, including some commercial insurance carriers, health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”).

IPA Segment

The IPA segment is comprised of two management services organizations, Prospect Medical Systems, Inc. and ProMed Health Care Administrators, that provide management services to affiliated physician organizations that operate as IPAs. The affiliated physician organizations enter into agreements with HMOs to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The IPAs contract with physicians (primary care and specialist) and other health care providers to provide all necessary medical services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the Securities and Exchange Commission (“SEC”) for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed. All adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for fair presentation have been included in the accompanying interim unaudited condensed consolidated financial statements.

The results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2008 and Form 8-K filed with the SEC on July 8, 2009 and, relating to the Brotman transaction, as included in Form 8-K/A filed with the SEC on July 8, 2009.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities under Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. Effective April 14, 2009, the results of operations and financial position of Brotman have been included in the accompanying unaudited interim condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

Restricted Cash

Restricted cash is established at Brotman pursuant to Brotman’s Amended Plan of Reorganization, consisting of contingency reserves, totaling $525,000 held in escrow in satisfaction of a certain pre-emergence bankruptcy creditor of Brotman; property tax, maintenance and an emergency room construction reserves set aside in connection with Brotman’s JHA loan agreements (see Note 7); and the Class 4 cash, in the amount of $987,000 that was received in June 2009 in satisfaction of the discharge of Class 4 claims (see below). Additionally, $233,000 was held in restricted account pursuant to workers compensation arrangements at June 30, 2009.

Payable to Creditors’ Trust

On April 14, 2009 (the “Effective Date”), pursuant to the confirmation of Brotman’s Plan, in exchange for their new equity stakes in Brotman, the Company and certain holders of pre-reorganized Brotman’s securities committed to contribute cash totaling approximately $3.5 million ($2.5 million as of the Effective Date and $1 million within six months of the Effective Date), which amount was to be used solely for the satisfaction of holders of Class 4 claims. As of June 30, 2009, the remaining approximately $1 million of Class 4 cash that was received in June 2009 was recorded in the accompanying unaudited condensed consolidated balance sheet as payable to Creditors’ Trust.

Due to governmental payers and third party settlements

Following the acquisition of Brotman, effective April 14, 2009, the Company recorded a liability to the Centers for Medicare and Medicaid Services (“CMS”) arising out of payments for services provided by Brotman to Medicare eligible inpatients for the last four months of calendar 2005, all of calendar 2006, and approximately six weeks of calendar 2007 (ending February 15, 2007).

While Brotman reports financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology based on diagnosis of the patient, but are entitled to receive additional payments, referred to as “outliers” for patients whose treatment is unusually costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the “RCC”) based on the average prevailing market rate in Southern California. This RCC was an interim estimate provided by CMS, subject to final determination upon filing of the hospital’s cost reports. Upon filing cost reports, subsequent information called into question whether the interim RCC provided by CMS was supportable, giving rise to a potential claim for return of overpayments. Brotman filed its cost reports with CMS for 2005, 2006 and 2007, respectively, which have been tentatively reviewed by the fiscal intermediary exclusive of any outlier reconciliation to be conducted directly by CMS. CMS has not conducted any outlier reconciliations, has not notified the hospital of any pending reconciliation to be conducted and has not determined the amount of any liability at this point related to possible overpayments. As of June 30, 2009, an estimated liability of $13,834,000 was included in the accompanying unaudited condensed consolidated balance sheet related to this matter. Brotman and Alta have accrued estimated settlement net receivables in the amount of $2,990,000 for as filed cost reporting years and estimates for the nine months ended June 30, 2009.

Government program receivables

Brotman receives supplemental payments from the California Medical Assistance Commission (“CMAC”). The contract between CMAC and Brotman was entered into on September 1, 2005 (“Agreement”).  That Agreement has an “evergreen” provision that requires at least 120 days notice for either side to provide the other with termination notice.  On June 10, 2009, Brotman entered into an Amendment of this Agreement which extends the earliest termination notice date to July 1, 2010.  Thus, the earliest possible termination of this Agreement could be November 1, 2010.  At June 30, 2009, the Company had accrued CMAC Distressed Hospital Funds in the amount of $2,000,000, which amount was included as receivable in the accompanying unaudited condensed consolidated balance sheet. In addition to the aforementioned  receivable the Company accrued an additional $1,606,000 in Disproportionate Share Revenue (DSH) under the Medi-Cal DSH Program.

Reclassifications

Certain prior amounts have been reclassified to conform to current period presentation. These reclassifications primarily relate to the discontinued operations treatment of the AV Entities, following their sale on August 1, 2008.

Discontinued Operations

As discussed in Note 4, effective August 1, 2008, the Company sold all of the issued and outstanding stock of Sierra Medical Management (“SMM”), Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively, the “AV Entities”) to a third party. As required under U.S. GAAP, the assets and liabilities of the AV Entities and their operations have been presented in the condensed consolidated financial statements as discontinued operations for all periods presented. All references to operating results reflect the ongoing operations of the Company, excluding the AV Entities, unless otherwise noted.

Revenues

Revenues by reportable segment are comprised of the following amounts (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009(2)	2008(1)	2009(2)	2008(1)
Net Hospital Services
Inpatient	$59,039	$29,664	$127,839	$84,914
Outpatient	6,651	1,377	10,315	4,959
Other	780	372	1,547	1,223
Total net hospital services revenues	$66,470	$31,413	$139,701	$91,096
IPA (Managed Care)
Capitation	$47,369	$49,057	$143,005	$149,832
Management fees	149	150	437	404
Other	330	241	696	461
Total managed care revenues	$47,848	$49,448	$144,138	$150,697
Total revenues	$114,318	$80,861	$283,839	$241,793

(1)          The above amounts for the IPA segment exclude revenue related to the AV Entities, given their classification as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

(2)          Brotman revenues have been included in the accompanying unaudited condensed consolidated financial statements effective April 14, 2009, when the Company acquired a majority stake in that entity.

The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Following the acquisition of Alta in August 2007, the Company’s operations are organized into three reporting segments: (i) Hospital Services, (ii) IPA (Managed Care), and (iii) Corporate (see Note 9). Corporate represents expenses incurred in Prospect Medical Holdings, Inc., which were not allocated to the IPA or Hospital Services segments.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in the fair value of interest rate swaps subject to hedge accounting that were recorded as other comprehensive income. As of April 1, 2008, the swaps ceased to be eligible for hedge accounting under SFAS No. 133, “Accounting For Derivatives And Hedging Activities” (“SFAS No. 133”). As a result, all subsequent changes in the fair value of the swaps were recorded in the condensed consolidated statements of operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through June 30, 2008 was being amortized to interest expense, using the effective interest method, over the remaining life of the interest rate swaps.  (See Note 15 for subsequent termination of interest rate swap arrangements, effective July 23, 2009.)

The components of comprehensive income (loss) for the periods ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net loss including discontinued operations	$(388)	$(3,519)	$(284)	$(3,288)
Change in fair value of interest rate swaps, net of tax	—	163	—	(4,990)
Amortization of fair value of interest rate swaps, net of tax	220	—	660	—
Comprehensive income (loss)	$(168)	$(3,356)	$376	$(8,278)

3. Equity-Based Compensation Plans

On August 13, 2008, following stockholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) have been discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan that were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan. As of June 30, 2009, there were 1,746,250 shares available for future grants under the 2008 Plan.

Under the terms of the 2008 Plan, the exercise price of an ISO may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant and, if granted to a shareholder owning more than 10% of the Company’s Common Stock, then not less than 110%. Stock options granted under the 2008 Plan have a maximum term of 10 years from the grant date, and were exercisable at such time and upon such terms and conditions as determined by the Committee. Stock options granted to employees generally vest over four years, while options granted to certain executives typically vest over a shorter period, subject to continued service. In the case of an ISO, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which ISO are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

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

Stock Options Activities

The following table summarizes information about our stock options outstanding at June 30, 2009 and activity during the nine-month period then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2008	5,087,637	$3.17
Granted	207,500	$1.86
Exercised	—	$—	$—
Forfeited	(1,141,249)	$4.12
Outstanding as of June 30, 2009	4,153,888	$2.84	$4,755,581	44
Vested and exercisable as of June 30, 2009	2,464,969	$3.17	$2,401,653	39

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

Stock-Based Compensation Expense

Under SFAS No. 123(R), “Share-Based Payments,” compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant, estimated using an option pricing model.

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

Nine Months Ended June 30, 2009
Weighted average fair value of option grants	$0.67
Weighted average market price of the Company’s common stock on the date of grant	$1.84
Weighted average expected life of the options	3.5 years
Weighted average risk-free interest rate	1.31%
Weighted average expected volatility	48.8%
Dividend yield	0.00%

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

Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company’s shares did not become publicly traded until May 2005 and trading volume has been limited, management believes there is currently not enough historical volatility data available to predict the stock’s future volatility. The Company has identified a group of comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, management considered several factors including industry, stage of development, size and market capitalization.

Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Dividends—The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Forfeitures—Share-based compensation is recognized only for those awards that are ultimately expected to vest. Compensation expense is recorded net of estimated forfeitures. Those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data since May 2005 to estimate pre-vesting option forfeitures.

Stock-based compensation expense for stock options recognized in the nine months ended June 30, 2009 and 2008 was approximately $665,000 and $86,645, respectively. At June 30, 2009, there were 1,688,919 unvested options with related compensation expense of approximately $683,000, which will be recognized ratably over a weighted average remaining vesting period of 52 months.

Restricted Stock Award Activities

On August 15, 2008, the Company granted 200,000 shares of restricted stock with a grant date fair value of $2.40. As of June 30, 2009, there were no unvested shares of restricted stock outstanding. Compensation expense relating to restricted stock of approximately $113,000 was recorded during the nine months ended June 30, 2009.

4. Discontinued Operations

On August 1, 2008, the Company sold all of the outstanding stock of Sierra Medical Management, Inc. (“SMM”), a management subsidiary, and all of the outstanding stock of Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (collectively with SMM, the “AV Entities”). As part of the sale, the Company entered into a non-competition agreement in the Antelope Valley region of Los Angeles County for the benefit of the buyer.

Total consideration paid by the buyer was $8,000,000, of which $2,000,000 was paid into an escrow account to fund certain AV Entities’ liabilities and approximately $815,000 was paid directly to AV Entities’ vendors, employees and physicians. Of the remaining amount totaling approximately $5,185,000, $4,219,000 was paid directly to the Company’s lenders, and approximately $966,000 was retained by the Company for transaction expenses and the required balance sheet reconciliation items.

The Company recorded a gain of approximately $7.1 million in connection with this transaction in the fourth quarter of fiscal 2008. The sale documents contain certain post-closing purchase price adjustment provisions for working capital and claims liabilities which require a final determination by August 10, 2010. Once the sale price has been finalized and the net gain on the transaction determined, any adjustment to the gain will be recorded in discontinued operations.

The AV Entities have been classified as discontinued operations for all periods presented. As discontinued operations, revenues and expenses of the AV Entities have been aggregated and stated separately from the respective captions of continuing operations in the unaudited interim condensed consolidated statements of operations. Expenses include direct costs of the business that will be eliminated from future operations as a result of the sale. The Company also allocated interest expense associated with the portion of debt required to be repaid for the nine months ended June 30, 2008 to discontinued operations in accordance with EITF Issue 87-24, “Allocation of Interest to Discontinued Operations.”

The results of operations of the AV Entities reported as discontinued operations are summarized as follows (in thousands):

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Managed care revenues	$4,595	$13,267
Operating expenses:
Managed care cost of revenues	2,441	8,185
General and administrative	1,709	5,024
Depreciation and amortization	7	44
Total operating expenses	4,157	13,253
Operating income	438	13
Other expense	(115)	(300)
Income (loss) before income taxes	323	(287)
Income tax (provision) benefit	(135)	84
Income (loss) from discontinued operations, net of income tax	$188	$(203)

5. Earnings per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive.

The calculations of basic and diluted net income (loss) per share for the three months and nine months ended June 30, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Basic:
Continuing operations	$(238)	$(3,708)	$(134)	$(3,085)
Dividends to preferred stockholders	—	(1,932)	—	(5,797)
	(238)	(5,640)	(134)	(8,882)
Discontinued operations	—	188	—	(203)
Net loss attributable to common stockholders	$(238)	$(5,452)	$(134)	$(9,085)

Weighted average number of common shares outstanding	20,520	11,783	20,512	11,759
Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$(0.01)	$(0.48)	$(0.01)	$(0.75)
Discontinued operations	$—	$0.02	$—	$(0.02)
	$(0.01)	$(0.46)	$(0.01)	$(0.77)

Due to net losses, all potentially dilutive securities were excluded from the calculation of diluted loss per share attributable to common stockholders during the three and nine months ended June 30, 2009 and 2008, as their effect would be anti-dilutive. The number of stock options and warrants excluded from the computation of diluted earnings per share during the three and nine months ended June 30, 2009 were 4,819,851 and 4,819,851, and during the three and nine months ended June 30, 2008 were 1,785,000, and 1,017,000, respectively. 1,672,880 Series B preferred shares were also excluded from diluted earnings per share during the three months and nine months ended June 30, 2008, since their conversion was contingent upon stockholder approval and would have been anti-dilutive.

Following stockholder approval on August 13, 2008, the holders of all of the outstanding shares of Series B Preferred Stock elected to convert their preferred shares into Common Stock. The former holders also ceased to have any right to receive dividends on the preferred shares. All such dividends terminated and ceased to accrue, and all previously accrued dividends through August 13, 2008 were forgiven and the liability was recorded to additional paid-in capital. Accordingly, an adjustment to additional paid-in-capital in the amount of $7,881,890 was recorded as of that date.

The following pro forma basic and diluted earnings per share assume the conversion of preferred shares into common stock at a ratio of 1:5 at the beginning of the fiscal 2008 year (in thousands, except per share amounts):

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Basic and Diluted:
Net loss attributable to common stockholders—historical
Continuing operations	$(5,640)	$(8,882)
Add: Dividend to preferred stockholders	1,932	5,797
Net continuing loss attributable to common stockholders	(3,708)	(3,085)
Discontinued operations	188	(203)
Net loss attributable to common stockholders—proforma	$(3,520)	$(3,288)
Weighted average number of common shares outstanding—historical	11,783	11,759
Add number of preferred shares converted to common shares	8,364	8,364
Weighted average number of common shares outstanding—pro forma	20,147	20,123
Basic net income (loss) per share attributable to common stockholders—pro forma
Continuing operations	$(0.19)	$(0.15)
Discontinued operations	$0.01	$(0.01)
	$(0.18)	$(0.16)

6. Related Party Transactions

Prospect has a controlling financial interest in the affiliated physician organizations included in its unaudited interim condensed consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, Inc. (“PMG”) and was the Chief Executive Officer of each of PMG’s subsidiary physician organizations, except for AMVI/Prospect Health Network. Dr. Terner also served as the sole shareholder and a director and officer of Nuestra Familia Medical Group, Inc. (“Nuestra”), an affiliated physician organization. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer through part of fiscal 2008.

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

Dr. Arthur Lipper currently serves as the nominee shareholder of PMG and Nuestra and as the sole director of PMG and its subsidiary physician organizations and the Chief Executive Officer, President and Treasurer of all legacy subsidiary physician organizations (i.e., not including the ProMed Entities).  Dr. Lipper serves as one of two directors of Nuestra, as the sole director of the ProMed Entities, and as a Vice President of Nuestra and the ProMed Entities.

Through the ProMed Acquisition (see Note 8), the Company acquired the lease of an office facility which is jointly owned by a former officer of the ProMed Entities. The total lease payments during the nine months ended June 30, 2009 and 2008 under that lease were approximately $362,000 and $350,000, respectively.

On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc.), an affiliate of the Company, had entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 8, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2007, emerged from the Chapter 11 bankruptcy proceeding on April 14, 2009 (the “Effective Date”).  On the Effective Date, the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 71.9% via an incremental investment of approximately $2.5 million. For the three and nine months ended June 30, 2008, total fees earned under the consulting services agreement were approximately $300,000 and $820,000, of which $300,000 and $620,000 were paid, respectively, and none of which were compromised, pursuant to Brotman’s Chapter 11 Plan of Reorganization. For the period October 1, 2008 through April 13, 2009, total fees earned under the agreement were approximately $650,000, of which $50,000 was paid, and none of which was compromised pursuant to Brotman’s Chapter 11 Plan of Reorganization.  Beginning April 14, 2009, amounts earned under the agreement have been eliminated in consolidation.

PMG, a controlled affiliate of the Company (see description of assignable option agreements and management services agreements above) had entered into a risk pool sharing agreement, dated May 1, 2005, with Brotman. Under the agreement, PMG and Brotman agreed to establish a Hospital Control Program (as defined) to serve HMO enrollees and would earn incentive revenue or incur penalties by sharing in the risk for hospitalization based on inpatient services utilized. Risk pools are generally settled in the following year. For the three and nine months ended June 30, 2008, all incentive revenue earned under the agreement was compromised pursuant to Brotman’s Chapter 11 Plan of Reorganization. For the period October 1, 2008 through April 13, 2009, no incentive revenue was earned under the agreement.  Beginning April 14, 2009, all amounts earned under the agreement have been eliminated in consolidation.

In connection with the above-described risk-sharing agreement, Prospect Medical Systems, Inc. (“PMS”) and Brotman entered into an Administrative Services Agreement, dated October 1, 2005, that provides for the administration by PMS of the payment of claims under such risk-sharing arrangement.

On August 31, 2005, PMG, entered into a joint marketing agreement with Brotman. The agreement is for an initial term of 20 years, renewable for successive five-year terms unless terminated by either party with 180 days written notice.  During the term, Brotman will contract exclusively with PMG with regard to full risk contracting with HMOs for all lines of business, including Medicare, Medicaid and commercial enrollees.  Brotman will not merge into, consolidate with, or sell substantially all assets (unless the purchaser or surviving entity expressly assumes these managed care exclusivity arrangements), alter such agreements without the consent of PMG, and agrees to be bound by the exclusivity provision.

7. Debt

Debt at June 30, 2009 and September 30, 2008, respectively, consists of the following (in thousands):

	June 30, 2009	September 30, 2008
	(unaudited)
Prospect’s debt:
Term loan — first-lien	$76,789	$85,443
Term loan — second-lien	51,754	51,478
Revolving credit facility	7,100	7,100
Brotman’s debt:
Term loan-A	15,656	—
Term loan-B	6,250	—
Promissory Note – Creditors Trust	3,750	—
	161,299	144,021
Less current maturities	(900)	(12,100)
Long-term portion	$160,399	$131,921

Prospect’s Debt

Senior Secured Credit Facilities

On August 8, 2007, the Company entered into a $155,000,000 syndicated senior secured credit facility, comprised of a $95,000,000 seven-year first-lien term loan at LIBOR plus 400 basis points, with quarterly principal payments of $1,250,000 and an annual principal payment of 50% of excess cash flow, as defined in the loan agreement; a $50,000,000 seven and one-half year second-lien term loan at LIBOR plus 825 basis points, with all principal due at maturity and a revolving credit facility of $10,000,000 bearing interest at prime plus a margin that ranged from 275 to 300 basis points based on the consolidated leverage ratio. The Company capitalized approximately $6.9 million in deferred financing costs on the $155 million credit facility in August 2007, which was being amortized over the term of the related debt using the effective interest method.

The Company was subject to certain financial and administrative covenants, cross default provisions and other conditions required by the loan agreements, including a maximum senior debt/EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a minimum fixed-charge coverage ratio, and a minimum EBITDA level, based on consolidated trailing twelve-month operating results. Substantially all of the Company’s assets were pledged to secure the credit facilities.

Default and Debt Modification

The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007, December 31, 2007 and March 31, 2008, failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the trailing twelve-month periods ended December 31, 2007 and March 31, 2008, and did not comply with certain administrative covenants.

The Company and its lenders entered into various forbearance agreements, whereby the lenders assessed default interest and permanently increased the applicable margins on the first and second-lien term loans to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit from 500 to 750 basis points effective April 10, 2008. The modified agreements also stipulated that the LIBOR rate would not be less than 3.5% for the term of the credit facilities. Additionally, the available line of credit under the revolving credit facility was permanently reduced from $10,000,000 to $7,250,000. The Company also agreed to pay certain fees and expenses to the lenders and their advisors.

On May 15, 2008, the Company and its lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively, starting in April 2008, to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for future monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period, through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting period, through maturity of the term loan. The Company was also required to meet a new minimum EBITDA requirement for monthly reporting periods from April 30, 2008 through June 30, 2009 and the remaining quarterly reporting periods through maturity of the term loan.

In connection with obtaining forbearance and waivers, during the second and third quarters of fiscal 2008, the Company paid $450,000 in fees to Bank of America, N.A., which was included in general and administrative expenses and $1,525,000 in forbearance fees to the lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees paid to the lenders’ advisors in connection with the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was also required to pay an amendment fee of $758,000 in cash and to add 1% to the principal balance of the first and second-lien debt and the revolving line of credit, totaling $1,514,000. The amendment fees were expensed as loss on debt extinguishment in the third quarter of 2008. The Company also began to incur an additional 4% payment-in-kind (“PIK”) interest expense on the second-lien debt, which was accrued and added to the principal balance on a monthly basis. The 4% could be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company’s consolidated leverage ratio. Effective January 2009, the Company’s consolidated leverage ratio had been sufficiently reduced to end this PIK interest accrual.

In the third quarter of fiscal 2008, the Company accounted for the modifications of its first and second-lien term debt in accordance with EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and the modification of its revolving credit facility in accordance with EITF Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements.” Pursuant to EITF Issue 96-19 and EITF Issue 98-14, the Company accounted for these modifications as debt extinguishments, given that the terms of the debt had changed substantially, as defined. A substantial modification occurs when the discounted future cash flows have changed by more than 10% before and after the modification in the case of the term loans; and if the product of the remaining term and the maximum available credit (i.e. the borrowing capacity) of the new revolver has decreased in relation to the existing line of credit. As a result of the increased interest and principal payments (including PIK interest) under the term loans, and reduction in the maximum borrowing limit for the revolver, the Company determined that these modifications should be accounted for as an extinguishment of the existing credit facilities effective April 10, 2008. The modified facilities were recorded as new debt instruments at fair value, which equaled their face value.

In connection with the modifications of the first and second-lien term debt and the revolving line of credit, considered as an early extinguishment of debt, the Company wrote off the remaining unamortized discount and debt issuance costs of $6,036,000, and expensed as debt extinguishment loss $758,000 in amendment fees paid to lenders and $1,514,000 of PIK interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of deferred financing costs related to the new credit agreements, which was being amortized over their remaining terms.

The Company was in compliance with the amended financial covenant provisions for the April 2008 through March 2009 monthly reporting periods. While the Company continued to meet all debt service requirements on a timely basis, on March 19, 2009, the Company received written notices from its lenders asserting that the Company was in default of a requirement to sell certain assets by a specified date. Additionally, on April 17, 2009, the Company received notices from its lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman violated certain provisions of the amended credit agreements. Effective with the first asserted default, the lenders began assessing interest at default rates on all loans. The Company contested the asserted events of default. On June 30, 2009, the Company entered into amendments to its loan agreements, whereby, among other things, the lenders agreed to waive all alleged events of default and stop assessing default interest rates. In connection with these amendments, the Company also entered into an amendment and waiver related to its swap agreements which provided that the alleged events of default under the Existing Credit Facility would not trigger an event of default under the swap agreements. The amendments required the Company to refinance all existing debt no later than October 31, 2009.

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%.  Concurrent with the issuance of the Notes, the Company entered into a three-year $15 million revolving credit facility, which was undrawn at close, with any future borrowings bearing interest at LIBOR plus 7.00%, with a LIBOR floor of 2.00%.  The Company used the net proceeds from the sale of the Notes to repay all remaining amounts outstanding under the $155 million senior secured credit facility, plus a prepayment premium of approximately $2.6 million (see Note 15).  In accordance with Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” all debt amounts outstanding at June 30, 2009 that were refinanced by the Notes have been classified as long-term in the accompanying unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As set forth below, on July 29, 2009, the Company terminated the interest rate swap arrangements that were previously required by the credit facilities entered into during fiscal 2007.  In connection with those facilities, the Company entered into a $48 million interest rate swap, to effectively convert the variable interest rate (the LIBOR component) of $48 million of borrowings to a fixed rate of 5.3%, and a $97.8 million interest rate swap agreement to effectively convert the variable interest rate (the LIBOR component) of $97.8 million of borrowings to a fixed rate of 5.05%. The notional amounts of these interest rate swaps were scheduled to decline as the principal balances owing under the term loans declined. Under these swaps, the Company was required to make monthly fixed-rate payments to the swap counterparties calculated on the notional amount of the swaps and the interest rates for the swaps, while the swap counterparties were obligated to make certain monthly floating rate payments to the Company referencing the same notional amounts. These interest rate swaps effectively fixed the LIBOR component of the weighted average annual interest rate payable on the term loans to 5.13%.

The interest rate swap agreements contained cross-default provisions whereby, in the event the Company was in default under its credit agreements, the Company was also deemed to be in default under the swap agreements.

The interest rate swap agreements were designated as cash flow hedges of expected interest payments on the term loans with the effective date of the $48 million swap being December 31, 2007 and the effective date of the $97.8 million swap being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were recorded as a component of other comprehensive income, net of tax, to be subsequently reclassified into earnings when the forecasted transaction affects earnings. Effective April 1, 2008, in anticipation of changes to the loan agreements that would impact recording of interest rate swaps, the Company elected to discontinue hedge accounting. Changes in the fair value of the interest rate swaps after March 31, 2008 are recorded as other income or expense. Total net gain (loss) on the interest rate swaps included in earnings for the nine months ended June 30, 2009 and 2008 were approximately $5,018,000 and $(4,072,000), respectively. The effective portion of the swaps of approximately $5,400,000 after tax, that was recorded in other comprehensive income through March 31, 2008 was continued to be amortized as expense over the remaining life of the swaps. Approximately $1,097,000 was amortized to expense for the nine months ended June 30, 2009.

On July 29, 2009, the Company paid Bank of America, N.A. $11.7 million in final settlement of all amounts owed under the swap arrangements (see Note 15).  Given the asserted credit agreement default and subsequent pay-off and termination, the interest rate swap liability has been classified as a current liability at June 30, 2009.

Brotman’s Debt

The Brotman entity has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and Unsecured Promissory Note entered into in conjunction with effecting the Plan of Reorganization described in Note 8. The Company has not guaranteed any portion of Brotman’s debt or other obligations; however, given the Company’s majority ownership in Brotman effective April 14, 2009, all Brotman debt is included in the Company’s unaudited consolidated financial statements. However, the Company has no obligation and has limited ability to fund Brotman’s operations post acquisition.

Senior Secured Revolving Credit Facility

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC (“Gemino”) for a three-year, $6.0 million, senior credit facility secured by Brotman’s accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for the Aging (“JHA”) loan (see below) maturity date and bears interest at Libor plus 7% per annum (11.0% at June 30, 2009) with a LIBOR floor of 11%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009, and the amount is being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. In addition, Brotman must also comply with financial covenants, including a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending June 30, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter. As of June 30, 2009, Brotman did not have borrowings outstanding under the Gemino financing and was not in compliance with the required financial covenants. As of June 30, 2009, Gemino has collected $243,000 in excess of amount due under the revolving credit facility, which is reflected as other receivables on the unaudited condensed consolidated balance sheet.

Secured Credit Facilities Term Loan: A and B

On April 14, 2009, the effective date of the Plan of Reorganization, Brotman consummated the transactions contemplated in the JHA financing and the JHA loan documents. Under the terms of the JHA loan agreements, JHA agreed to provide Brotman with up to $23 million in financing, consisting of two term loans: (i) a Term A loan of $16 million (the “Term A Loan”) with a 24-month term and (ii) a Term B loan of up to $7 million, with a term of 36 months (the “Term B Loan”). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan is secured by certain of Brotman’s personal property, and a mortgage on certain Brotman’s real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009, and the amount is being amortized over the term of the related debt using the effective interest method.

With respect to the Term A loan, JHA was granted the right (“Put Right”) to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time following the first twelve months of the Closing Date and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance. JHA may not however provide notification of its exercise of the Put Right prior to the first anniversary of the April 14, 2009 closing date.

As part of the JHA financing, Brotman has granted JHA an option to purchase certain Brotman-owned land adjacent to the hospital, where JHA plans to construct a senior living facility, for a purchase price equal to the outstanding principal balance of the Term A Loan plus any prepaid amounts. In connection with JHA’s option right, Brotman is required to deposit $130,000 monthly into a reserve account (up to a maximum of $3,120,000), with such funds specifically earmarked for the construction of a new emergency room.  Additionally, Brotman is required to deposit $10,000 monthly into a reserve account for capital improvements and a Tax and Insurance Deposit Account to be funded monthly, for purposes of Brotman’s annual real estate tax assessments.

In accordance with relevant accounting pronouncements, the Term A Loan, which contains a real estate purchase option, is recorded at its present value, with any excess of the proceeds over that amount to be recorded as an option deposit liability account. The present value of the loan is estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. Based on an estimated market interest rate of 10.0%, the present value of the loan was estimated to be approximately $15,667,000 at inception. The difference of $345,000 between the recorded present value and the carrying value of the loan has been recorded as a discount against the loan and is amortized, using the effective interest rate method, to interest expense, over the term of the loan.

Subordinated Promissory Note

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust (as defined in the Plan of Reorganization) for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorgnization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principle and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Medical Holdings, Inc. a consulting fee of more than $100,000 per month, as specified in the consulting services agreement (see Note 6).

In addition to the subordinated promissory note pursuant to the confirmation of the Plan of Reorganization, Brotman owes approximately $1.0 million to the Creditors Trust at June 30, 2009. In exchange for their new equity stakes in Brotman, the Company and certain holders of pre-reorganized Brotman’s securities committed to contribute cash totaling $3,500,000 ($2,500,000 as of the Effective Date and $1,000,000 within six months of the Effective Date), which amount was to be used solely to satisfy holders of Class 4 claims. As of June 30, 2009, the remaining approximately $1,000,000 of Class 4 cash that was received in June 2009.

8. Acquisitions

ProMed Health Services Company

On June 1, 2007, the Company and Prospect Medical Group, Inc. (“PMG”), one of its affiliated physician organizations, acquired ProMed Health Services Company and its subsidiary, ProMed Health Care Administrators (“PHCA”) (collectively “ProMed Health Care Administrators”), and two affiliated IPAs: Pomona Valley Medical Group, Inc. dba ProMed Health Network (“Pomona Valley Medical Group”), and Upland Medical Group, a Professional Medical Corporation (“Upland Medical Group” and together with Pomona Valley Medical  Group, the “ProMed Entities”). PHCA manages the medical care of HMO enrollees served by Pomona Valley Medical Group and Upland Medical Group. Total purchase consideration of $48,000,000 included $41,040,000 of cash and 1,543,237 shares of Prospect Medical Holdings, Inc. common stock valued at $6,960,000, or $4.51 per share. The transaction is referred to as the “ProMed Acquisition.”

The ProMed Acquisition, and $392,000 in related transaction costs, was financed by $48,000,000 in borrowings (less $896,000 in debt issuance costs) and $2,379,000 from cash reserves. The debt proceeds and cash reserves were used to fund the cash consideration of $41,040,000 and to repay all existing debt of Prospect Medical Holdings, Inc. ($7,842,000 plus $209,000 of prepayment penalties). The $48,000,000 in borrowings used to finance the acquisition of the ProMed Entities was refinanced in August 2007, using proceeds from the $155,000,000 credit facility entered into in connection with the Alta transaction, described below. The purchase agreements provide for certain post-closing working capital, medical claims reserve and other adjustments, which the Company is currently negotiating. During fiscal 2008, the Company recorded a post-closing working capital adjustment of approximately $560,000 as a reduction in goodwill.

Alta Hospitals System, LLC

On August 8, 2007, the Company acquired all of the outstanding common shares of Alta Hospitals System, LLC (“Alta”), which was formerly known as Alta Healthcare System, Inc.  Alta is a for-profit hospital management company that, through two subsidiary corporations, owns and operates four community-based hospitals—Van Nuys Community Hospital, Hollywood Community Hospital, Los Angeles Community Hospital and Norwalk Community Hospital. These hospitals provide a comprehensive range of medical, surgical and psychiatric services and have a combined 339 licensed beds served by 315 on-staff physicians. Total purchase consideration, including transaction costs, was approximately $154,935,000, comprised of repayment of approximately $41,500,000 of Alta’s existing debt, payment of approximately $51,300,000 in cash to the former Alta shareholders, issuance of 1,887,136 shares of Prospect common stock, issuance of 1,672,880 shares of Prospect convertible preferred stock valued, for purposes of the transaction, at $61,030,000, and payment of transaction costs of approximately $1.2 million. Each share of preferred stock was convertible into five common shares upon stockholder approval (which occurred on August 13, 2008). Prior to conversion, each share of preferred stock accrued dividends at 18% per year, compounding annually. Such dividends (amounting to $7,881,890) were canceled upon conversion to common shares on August 13, 2008, and the related liability reclassified to additional paid in capital. For purposes of determining the number of shares to be issued in connection with the transaction, Prospect common stock was valued at $5.00 per share and Prospect preferred stock was valued at $25.00 per share. However, for purposes of recording the transaction, (i) the value per share of common stock was estimated at $5.58, based on the average of the stock’s closing prices before and after the acquisition announcement date of July 25, 2007, and (ii) the value per share of preferred stock was estimated at $30.19, based on the closing stock price of a common share on the acquisition date, plus a premium for the preference features of the stock. As such, total recorded purchase consideration, exclusive of transaction costs, was approximately $153,772,000.

The Alta Acquisition, the extinguishment of Alta’s existing debt and the refinancing of the ProMed Acquisition debt described above were financed by a $155,000,000 senior secured credit facility, comprised of $145,000,000 in term loans and a $10,000,000 revolver, of which $3,000,000 was drawn at closing (see Note 7 for discussion of debt). Net proceeds of $141.1 million (net of issuance discount and financing costs of $6.9 million) were used to repay Alta’s existing borrowings of $41.5 million, refinance $47.0 million in outstanding ProMed Acquisition debt, pay the cash portion of the purchase price of $51.3 million and fund approximately $1.2 million in transaction costs.  As set forth in Note 7, the new senior secured facility was repaid and terminated on July 29, 2009.

Brotman Medical Center, Inc.

On August 31, 2005, the Company invested $1 million for an approximately 33.1% stake in Brotman. Brotman is a 420 bed licensed and accredited acute care hospital, located in Culver City, California. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman’s service area. Brotman incurred significant losses before and after the Company’s initial investment and, on October 25, 2007(the “Petition Date”), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, at which point, the initial investment was considered fully impaired.  On the Petition Date, the Company entered into an amendment to its existing consulting services agreement with Brotman, providing for an increased level of service and responsibility (see Note 6).  Additionally, effective April 22, 2008, Samuel S. Lee (Prospect’s CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman.  On April 14, 2009 (The “Effective Date”), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the “Plan”) of Brotman whereby, among other things, all of Brotman’s outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan) totaling $3,500,000, holders of Brotman’s securities would receive New Common Stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made a $1,814,000 investment in Brotman on January 13, 2009 and $705,000 on June 30, 2009, totaling $2,519,000 while the minority shareholders made a total cash investment of $981,000 . Based on such contributions, Prospect acquired an additional 38.86% ownership interest in Brotman, effective April 14, 2009, which brought its total interest to 71.96%.

For financial accounting purposes, the additional investment in Brotman was referred to as the “Brotman Acquisition” and in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company’s incremental ownership interest in Brotman. Under SFAS No. 141, the aggregate cost of the acquired assets, which includes cash paid of $2.5 million and expenses incurred in connection with the acquisition totaling $37,000, were preliminarily allocated to the assets acquired and liabilities assumed. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill. Due to negative net book value of assets acquired, goodwill attributable to the minority interest is not recognized. The purchase price allocation will be adjusted upon completion of the final valuation studies and may differ materially from the information presented herein. The results of operations and financial position of Brotman have been included in the unaudited condensed consolidated financial statements since the April 14, 2009 acquisition date.  Brotman’s operations for the period from April 14, 2009 to June 30, 2009 reflected a net loss of $2,760,000. The Company does not have the intent or ability, including under the terms of its debt agreement, to provide significant financial support to Brotman. A pro rata (approximately 28%) share of net income attributable to Brotman will be included under Minority Interest in the Company’s statement of operations, once the cumulative minority share of such income exceeds their cumulative share of prior losses absorbed by the Company, as its majority interest holder; this would be through the implementation of new relevant accounting literature (see Note 13).

The following is an analysis of the preliminary goodwill amount recognized in connection with the Brotman Acquisition based on the April 14, 2009 balance sheet of Brotman (in thousands):

Total purchase consideration	$2,556
Add: net negative book value acquired	(14,896)
Add: estimated tax effect from step-up of acquired assets	3,717
Acquisition cost in excess of revised net book value acquired	21,169
Estimated identifiable intangible assets	—
Estimated goodwill	$21,169

Reconciliation of net book value acquired at April 14, 2009:
Negative net book value at April 14, 2009	$(29,132)
Estimated fair value of Brotman	7,502
Excess of estimated fair value over the net book value	36,634
Additional ownership interest acquired	38.86%
Estimated step-up in basis of net assets acquired	$14,236

Goodwill from the Brotman Acquisition is primarily related to new capacity for future growth, new geographic coverage, management team and in-place workforce. Through the Brotman Acquisition, the Company expanded into a new service market in the West Los Angeles, California area. As a stock purchase, the goodwill acquired in the Brotman Acquisition is not deductible for income tax purposes.  Brotman recorded income related to discharge of debt upon emergence from the Chapter 11 Bankruptcy reorganization.  Under Internal Revenue Code 108 (“IRC 108”), an insolvent taxpayer can exclude from its taxable income computation, the income related to discharge of debt to the extent of the insolvency amount.  Brotman’s tax provision reflects that the entire amount of debt discharge income is qualified for the exclusion under IRC 108.  Also, under current tax law, a taxpayer is required to reduce its tax attribute to the extent of the excluded debt discharge income, and this attribute reduction occurs on the first day of the tax year after the debt discharge occurs.  In addition, a taxpayer is allowed an election to use an alternative tax reduction ordering rules.  As of June 30, 2009, management has not concluded on the attribute reduction ordering, however, tax attribute reduction may create additional deferred tax liabilities for which the tax impact will be recognized through purchase accounting.

The following unaudited pro forma financial information for the three-month and nine-month periods ended June 30, 2009 and 2008 gives effect to the acquisition of Brotman as if it had occurred on October 1, 2007. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies, operational or other changes that might have been effected by the Company. Significant proforma adjustments include increased depreciation related to fixed assets acquired.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(in thousands, except per-share amounts)

Net revenue	$149,563	$101,728	$345,225	$316,278
Net loss from continuing operations	$(4,111)	$(7,465)	$(2,752)	$(8,009)
Net loss per share—continuing operations:
Basic	$(0.20)	$(0.78)	$(0.13)	$(1.19)
Diluted	$(0.20)	$(0.78)	$(0.13)	$(1.19)

9. Segment Information

The Company’s operations are organized into three reporting segments: (i) IPA—which is comprised of the Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations (“IPAs”); (ii) Hospital Services—which owns and operates five hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital, Van Nuys Community Hospital and Brotman Medical Center; and (iii) Corporate - which represents expenses incurred at Prospect Medical Holdings, Inc. (the “Parent Entity”), that were not allocated to the IPA and Hospital Services segments.

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

The reporting segments are strategic business units that offer different services within the healthcare industry. Business in each reporting segment is conducted by one or more direct or indirect wholly-owned subsidiaries of the Company and certain affiliated physician organizations controlled through assignable option agreements and management services agreements described in Note 6 above.

The following tables summarize certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision (thousands):

	As of and for the Three Months Ended June 30, 2009
	Hospital Services	IPA	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$66,470	$47,848	$—	$—	$114,318
Intersegment revenues	—	—	—	—	—
Total revenues	66,470	47,848	—	—	114,318
Operating income (loss)	7,327	3,240	(3,861)	—	6,705
Investment (income)	—	(20)	(13)	—	(33)
Interest expense and amortization of deferred financing costs	1,106	—	7,576	—	8,682
Gain on interest rate swap arrangements	—	—	(3,694)	—	(3,694)
Income (loss) from continuing operations before income taxes	$6,221	$3,260	$(7,730)	$—	$1,751
Identifiable segment assets (liabilities)	$289,326	$160,346	$(87,498)	$—	$362,174
Segment capital expenditures, net of dispositions	$187	$50	$—	$—	$237
Segment goodwill	$127,708	$22,338	$—	$—	$150,046

	As of and for the Three Months Ended June 30, 2008
	Hospital Services	IPA	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$31,413	$49,448	$—	$—	$80,861
Intersegment revenues	—	—	—	—	—
Total revenues	31,413	49,448	—	—	80,861
Operating income (loss)	6,410	3,288	(5,644)	—	4,054
Investment (income)	—	(64)	(17)	—	(81)
Interest expense and amortization of deferred financing costs	40	—	6,522	—	6,562
Gain on interest rate swap arrangements	—	—	(4,948)	—	(4,948)
Loss on debt extinguishment	—	—	8,309	—	8,309
Income (loss) from continuing operations before income taxes	$6,370	$3,352	$(15,510)	$—	$(5,788)
Identifiable segment assets (liabilities)	$180,888	$148,193	$(48,549)	$—	$280,532
Segment capital expenditures, net of dispositions	$370	$(45)	$—	$—	$325
Segment goodwill	$106,494	$22,761	$—	$—	$129,255

	As of and for the Nine Months Ended June 30, 2009
	Hospital Services	IPA Management	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$139,701	$144,138	$—	$—	$283,839
Intersegment revenues	—	—	—	—	—
Total revenues	139,701	144,138	—	—	283,839
Operating income (loss)	27,509	9,480	(8,740)	—	28,249
Investment (income)	—	(51)	(50)	—	(101)
Interest expense and amortization of deferred financing costs	1,198	—	20,197	—	21,396
Loss on interest rate swap arrangements	—	—	5,019	—	5,019
Income (loss) from continuing operations before income taxes	$26,311	$9,531	$(33,906)	$—	$1,936
Identifiable segment assets (liabilities)	$289,326	$160,346	$(87,498)	$—	$362,174
Segment capital expenditures, net of dispositions	$562	$114	$—	$—	$676
Segment goodwill	$127,708	$22,338	$—	$—	$150,046

	As of and for the Nine Months Ended June 30, 2008
	Hospital Services	IPA Management	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$91,096	$150,697	$—	$—	$241,793
Intersegment revenues	—	—	—	—	—
Total revenues	91,096	150,697	—	—	241,793
Operating income (loss)	19,524	7,499	(12,055)	—	14,968
Investment (income)	—	(204)	(319)	—	(523)
Interest expense and amortization of deferred financing costs	120	—	15,935	—	16,055
Gain on interest rate swap arrangements	—	—	(4,072)	—	(4,072)
Loss on debt extinguishment	—	—	8,309	—	8,309
Income (loss) from continuing operations before income taxes	$19,404	$7,703	$(31,908)	$—	$(4,801)
Identifiable segment assets (liabilities)	$180,888	$148,193	$(48,549)	$—	$280,532
Segment capital expenditures, net of dispositions	$1,220	$176	$17	$—	$1,413
Segment goodwill	$106,494	$22,761	$—	$—	$129,255

(1)

Prospect Medical Holdings, Inc. files a consolidated tax return and allocates costs for shared services and corporate overhead to each of the reporting segments. All acquisition-related debt, including debt related to the IPA and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, and gain or loss on interest rate swaps to the IPA and Hospital Services segments.

(2)	Prospect Medical Group, Inc. (which serves as a holding company for our affiliated physician organizations and is itself an affiliated physician organization) files a separate consolidated tax return.

(3)

During the three months and nine months ended June 30, 2008, the Company incurred approximately $45,000 and $1,383,000 in costs related to the restatement of Alta’s pre-acquisition financial statements, preparation of SEC filings and the related special investigation by the Company’s audit committee, which was completed in March 2008. These expenses are included in general and administrative expenses of the Company.

(4)	Certain prior year amounts have been reclassified to conform to the fiscal 2009 period presentation.

(5)	Hospital Services segment includes the operations of Brotman since April 14, 2009 (see Note 8).

10. Income Taxes

The Company recorded a tax provision of approximately $1,989,000 and $2,065,000 for the three months and nine months ended June 30, 2009, with an effective tax rate of 114% and 107%, respectively, and a tax benefit of approximately $2,083,000 and $1,728,000 for the three months and nine months ended June 30, 2008, each of which was an effective tax rate of 36%. The higher effective tax rates in the fiscal 2009 period was primarily due to not recognizing the deferred tax benefit from Brotman’s loss, for which realization does not meet the more likely than not standard per SFAS No. 109. Full valuation allowance in accordance with SFAS No. 109 was recorded against net deferred tax assets at Brotman at June 30, 2009.

Additionally, the effective tax rate in 2009 differs from the statutory rate of 34% due to the fact that Brotman files a separate return for federal and state purposes. For federal income tax purposes, the privilege of filing a consolidated return is extended to an affiliated group of corporations under IRC Sections 1501 and 1504(b).  This consolidation privilege is limited to the affiliated group with 80% or higher direct ownership.   As Prospects’ ownership in Brotman Medical Center Inc does not meet this 80% ownership threshold, Prospect and Brotman may not file consolidated return for federal income tax purposes.  Brotman has historically been operating in losses and is not anticipated to turn profitable in foreseeable future.  Therefore, management determined that income tax benefits for Brotman losses cannot be recognized due to the insufficient evidence that the losses can be realized as of June 30, 2009.

California requires members of a commonly controlled group that conducts a unitary business to compute their California income on a combined basis. Under California law, the determination of whether two or more commonly controlled corporations are unitary depends on the facts in each case.  As of June 30, 2009, management has not determined if the unitary relationship exists between Brotman and Prospect, and therefore provisioned for its state income taxes under an assumption that Brotman will file separate company return and will not be included in Prospect’s combined California income tax returns.  Management plans to reevaluate if the California combined unitary reporting is required for Brotman.  If the determination is made that Brotman operation is considered unitary with Prospect, the Company’s state tax provision may change significantly and it may have a material impact to financial statements.

As part of the Brotman acquisition, management of the Company adopted FIN 48, accounting for uncertain tax positions, for Brotman and determined that no material unrecognized tax benefits exist as of June 30, 2009.  Brotman generated, and still maintains, carryfowards of a substantial amount of net operating losses since its inception in 2005 which are open for the taxing authority’s examination.

11. Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, risk-sharing programs, patient and medical related receivables, determination of allowances for contractual discounts and uncollectible accounts, medical claims and accruals, impairment of goodwill, long-lived and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation, liabilities for uncertain income tax positions and valuation allowances for deferred tax assets.

During the nine months ended June 30, 2009 and 2008, the Company recorded approximately $1,347,000 and $2,101,000 in favorable changes in estimates during the respective periods related to medical claims development from the prior periods.

12. Fair Value of Financial Investments

Effective April 1, 2009, the Company adopted FASB Staff Position FAS 107-1 and APB 28-1, “Disclosures About Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). This Statement requires that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. It also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. The fair values of the Company’s current assets and current liabilities approximate their reported carrying amounts. The carrying values and the fair values of non-current financial assets and liabilities, that qualify as financial instruments per FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” were as follows (in thousands).

	At June 30, 2009
	Carrying Amount	Fair Value
Assets:
Long-term note receivable	$371	$320
Liabilities:
Long-term debt	$160,399	$94,558

The fair value of the notes receivable, which was received as part of the consideration for the sale of the Company’s three medical clinics in April 2004, was estimated based on expected future payments discounted at risk-adjusted rates. The fair value of the Company’s long-term debt was estimated based on expected future payments discounted at risk-adjusted rates.

Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement’s” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements for all financial assets and liabilities measured at fair value on a recurring basis. In

February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157,” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the provisions of FSP SFAS 157-2, the Company has elected to defer implementation of SFAS 157 until October 1, 2009 as it relates to its non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. Management is currently evaluating the impact, if any, SFAS No. 157 will have on those non-financial assets and liabilities.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Investments	$665	$665	$—	$—
Liabilities:
Interest rate swap liability	$11,032	$—	$11,032	$—

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

Interest Rate Derivative Liabilities

As of June 30, 2009, the Company has two interest rate swap agreements in place for an initial notional amount of $48 million and $97.8 million, respectively. These instruments effectively cause a portion of the Company’s floating rate debt to become fixed rate debt and are held with a major financial institution. A mark-to-market valuation that takes into consideration anticipated cash flows from the transaction using quoted market prices, other economic data and assumptions, and pricing indications used by other market participants is used to value the swaps. Given the degree of varying assumptions used to value the swaps, they are deemed to be Level 2 instruments.

13. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the accompanying Consolidated Financial Statements separate from the parent company’s equity. Net income (loss) attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and expanded disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company will adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

In May 2009, the FASB issued Statement of Accounting Standards No. 165, “Subsequent Events”(“SFAS No. 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard will be effective for reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 does not impact the Company’s financial position or results of operations, as its requirements are disclosure-only in nature. The unaudited consolidated financial statements were available to be issued on August 19, 2009 and the Company evaluated subsequent events known to management through such date (see Note 15).

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

The Company has commercial claims-made insurance policies for Alta and Brotman separately. The policies cover for malpractice claims in excess of $1,000,000 per claim with a $3,000,000 annual aggregate. The General Liability coverage is occurrence coverage with no per occurrence retention and no annual aggregate for Alta, and with $1,000,000 per occurrence retention and $3,000,000 annual aggregate for Brotman. Total actuarial IBNR estimate of approximately $2,706,000 was made for estimated malpractice liability through June 30, 2009. These estimates may change in the future and such changes may be material.

The Company is in the process of finalizing certain post-closing matters related to the 2007 ProMed acquisition, including closing balance sheet reconciliations, escrow reconciliations and other matters. The Company has recorded settlement amounts relating such matters in the accompanying unaudited condensed consolidated financial statements.

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business, acquisition, or other transactions. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or its results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

15. Subsequent Event

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%.  The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933.  Concurrent with the issuance of the Notes, the Company entered into a three-year $15 million revolving credit facility which was undrawn at the closing, with any future borrowings bearing interest at LIBOR plus 7.00%, with a LIBOR floor of 2.00%.  The Company used the net proceeds from the sale of the Notes to repay all remaining amounts outstanding under its $155 million senior secured credit facility, plus a prepayment premium of approximately $2.6 million. The Company will reflect the repayment premium, together with the write-off of approximately $560,000 of deferred financing related to its former credit facilities, as interest expense. Capitalized deferred financing costs and original issue discount will be amortized over the term of the related debt using the effective interest method.

Effective July 23, 2009, the Company terminated the master swap agreement and the swap arrangements thereunder by payment, on July 29, 2009, of $11.7 million to the swap counterparty in final settlement of all amounts owed under the swap arrangements. All related amounts included in accumulated other comprehensive loss of approximately $4.2 million and related deferred income taxes will be recorded as interest expense and to the tax provision, respectively, as of the effective date of the swap terminations.

The terms of the Notes are governed by an indenture, among the Company, certain of its subsidiaries and affiliates (as guarantors) and U.S. Bank National Association (as trustee) (the “Indenture”).  Interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2010.  The terms of the revolving senior secured credit facility are governed by the Credit Agreement, dated as of July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as syndication agent) and the lenders party thereto (the “Credit Agreement”).

The Notes and the revolving senior secured credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (as such term is defined in the Indenture) other than Brotman, Nuestra Familia Medical Group, Inc. and certain immaterial subsidiaries.  The Notes are secured pari passu with the new revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and the assets of the subsidiary guarantors (other than accounts receivable and proceeds therefrom) including all the mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries).  The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors and proceeds therefrom while the holders of the Notes have a second priority lien on such collateral.

The Indenture requires the Company to make an offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount thereof with certain proceeds of sales of assets.  The Indenture also contains certain covenants that, among other things, limit the Company’s ability, and the ability of its restricted subsidiaries to: pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries.  The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio.

In connection with the issuance of the Notes, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) that requires the Company to: (a) use its reasonable best efforts to consummate an exchange offer within 270 days after the issuance of the Notes, whereby the Company will file a registration statement with the U.S. Securities and Exchange Commission and offer to exchange the Notes and the related guarantees for publicly tradable notes and guarantees having substantially identical terms; and (b) file a shelf registration statement for the resale of the Notes and use its reasonable best efforts to cause the shelf registration statement to be declared effective if the Company cannot effect an exchange offer within such 270-day period.  If the Company does not comply with its obligations under the Registration Rights Agreement, the interest rate on the Notes will increase by 0.25% per annum for the following 90 day period and an additional 0.25% per annum with respect to each subsequent 90 day period, up to a maximum increase of 1.00% per annum.  However, the interest rate will return to 12.75% as soon as the Company complies with the registration requirements.

The Notes will mature on July 15, 2014.  Prior to July 15, 2012, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 112.75% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest, with the proceeds of certain equity offerings.  From July 15, 2012 until July 15, 2013, the Company may redeem all, or any portion, of the Notes at a redemption price equal to 106.375% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest.  After July 15, 2013, but before the maturity date of July 15, 2014, the Company may redeem all, or any portion, of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited consolidated financial statements for the year ended September 30, 2008 appearing in our annual report on Form 10-K and subsequent filings with the Securities and Exchange Commission.

This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “should,” “anticipate,” “plan,” “expect,” “potential,” “scheduled,” “estimate,” “intend,” “seek,” “goal,” “may” and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. Investors are urged to read these statements carefully, and are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume any responsibility for the accuracy and completeness of such statements in the future, and we do not undertake to update or revise any forward-looking statements to reflect future events or new information.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•                  Receipt of reimbursement from third party providers and collections of accounts receivable from uninsured patients;

•                  Growth of uninsured and underinsured patients;

•                  Decreases in the number of Health Maintenance Organizations (“HMO”) enrollees using our affiliated independent physician organizations (“IPA”) networks;

•                  Concentration of revenues with a limited number of payers and HMOs;

•                  Risk-sharing arrangements and volume and timing of healthcare claims;

•                  Healthcare costs;

•                  Our ability to maintain required working capital;

•                  Our ability to acquire advanced diagnostic and surgical equipment and information technology systems;

•                  Our ability to make acquisitions and integrate the operations of acquired hospitals;

•                  Reliance on key executive management and key physicians;

•                  Labor costs;

•                  Competition;

•                  Government regulation and changes in the regulatory and healthcare policy environment;

•                  Economic trends generally and local economic conditions in Southern California;

•                  Medical malpractice claims and HMO bad-faith liability claims;

•                  Weather conditions, severity of annual flu seasons and other factors;

•                  Recurring losses at Brotman could have a significant negative impact on our consolidated financial position and our ability to refinance Brotman debt on favorable terms; and

•                  Certain risks more fully described under the heading “Risk Factors” in our SEC filings.

Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on December 29, 2008 for a discussion of risk factors and Form 8-K filed on July 8, 2009. A copy of the Form 10-K annual report and Form 8-K filed on July 8, 2009 can be found on the internet at www.prospectmedicalholdings.com or through the SEC’s electronic data system called EDGAR at www.sec.gov. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

Prior to the acquisition of Alta and Brotman, we were primarily a healthcare management services organization that provided medical management systems and services to affiliated medical organizations, primarily Independent Physician Associations. With the acquisition of Alta and Brotman, we now own and operate five hospitals in Southern California and our operations are now organized into three reporting segments: Hospital Services, IPA and Corporate. The Hospital Services segment includes the results of operations and financial position of Brotman beginning April 14, 2009.

Hospital Services Segment

The Hospital Services segment owns and operates five hospitals in Los Angeles County with a total of approximately 759 licensed beds served by 787 on-staff physicians at June 30, 2009. Each of the community hospitals in Hollywood, Los Angeles, Norwalk and Culver City offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The psychiatric hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, HMOs and Preferred Provider Organizations (“PPOs”). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The Alta hospitals are eligible to receive additional Disproportionate Share Hospital Program (“DSH”) payment adjustments from Medicare and Medi-Cal based on a prospective payment system for hospitals that serve large proportions of low-income patients. The Brotman hospital is eligible to receive DSH payment adjustments from Medicare and supplemental Distressed Hospital Fund payments from the California Medical Assistance Commission (“CMAC”).

Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third-party payers. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs. We accrue for amounts that we believe will ultimately be due to or from Medicare and other third-party payers and report such amounts as net patient revenues in the accompanying financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. A summary of the payment arrangements with major third-party payers follows:

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

Managed Care:  We also receive payment from certain commercial insurance carriers, HMOs, and PPOs, though generally do not enter into contracts with these entities. The basis for payment under these agreements includes our standard charges for services.

Self-Pay:  Our hospitals provide services to individuals that do not have any form of healthcare coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital’s indigent and charity care policy.

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

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and increases in uninsured and self-pay patients unfavorably impact the collectability of our patient accounts, thereby increasing our provision for doubtful accounts and charity care provided.

Operating expenses of our Hospital Services segment generally consist of salaries, benefits and other compensation paid to physicians and healthcare professionals that are employees of our hospitals; medical supplies; consultant and professional services; and provision for doubtful accounts.

General and administrative expenses of our Hospital Services segment generally consists of salaries, benefits and other compensation for our hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Hospital Services Results of Operations

The following table sets forth the results of operation for our hospitals and is used in the discussion below for the three-month and the nine-month periods ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended		%	Nine Months Ended		%
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net Hospital Services revenues:
Medicare	$30,734	$16,182	89.9%	$65,493	$48,352	35.5%
Medi-Cal	22,766	12,785	78.1%	56,344	36,852	52.9%
Managed care	8,383	1,546	442.3%	11,377	3,203	255.3%
Self pay	3,808	529	619.8%	4,940	1,467	236.7%
Other	780	371	110.2%	1,547	1,223	26.5%
Total Hospital Services revenues	66,470	31,413	111.6%	139,701	91,096	53.4%
Hospital operating expenses:
Salaries, wages and benefits	29,461	15,263	93.0%	61,278	44,205	38.6%
Other operating expenses	6,280	1,939	223.9%	10,715	5,474	95.7%
Supplies expense	6,360	2,306	175.8%	10,738	6,483	65.6%
Provision for doubtful accounts	8,577	948	804.7%	12,286	2,809	337.4%
Lease and rental expense	599	308	94.5%	1,264	761	66.1%
Total Hospital Services operating expenses	51,278	20,764	147.0%	96,281	59,732	61.2%
General and administrative expenses	6,597	3,219	104.9%	12,813	8,755	46.4%
Depreciation and amortization expense	1,270	1,020	24.5%	3,097	3,085	0.4%
Total non-medical expenses	7,866	4,239	85.6%	15,911	11,840	34.4%
Operating income	$7,327	$6,410	14.3%	$27,509	$19,524	40.9%

The following table sets forth selected operating items, expressed as a percentage of total net hospital services revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net Hospital Services revenues:
Medicare	46.2%	51.5%	46.9%	53.1%
Medi-Cal	34.2%	40.7%	40.3%	40.5%
Managed care	12.6%	4.9%	8.1%	3.5%
Self pay	5.7%	1.7%	3.5%	1.6%
Other	1.3%	1.2%	1.2%	1.3%
Total Hospital Services revenues	100.0%	100.0%	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	44.3%	48.6%	43.9%	48.5%
Other operating expenses	9.4%	6.2%	7.7%	6.0%
Supplies expense	9.6%	7.3%	7.7%	7.1%
Provision for doubtful accounts	12.9%	3.0%	8.8%	3.1%
Lease and rental expense	0.9%	1.0%	0.9%	0.8%
Total Hospital Services operating expenses	77.1%	66.1%	69.0%	65.5%
General and administrative expenses	9.9%	10.2%	9.2%	9.6%
Depreciation and amortization expense	1.9%	3.2%	2.2%	3.4%
Total non-medical expenses	11.8%	13.5%	11.4%	13.0%
Operating income	11.1%	20.5%	19.6%	21.5%

The following table shows certain selected historical operating statistics for our hospitals for the three-month and the nine-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009 (5)	2008	2009 (5)	2008
Net inpatient revenues (in thousands) (1)	$59,039	$29,664	$127,839	$84,914
Net outpatient revenues (in thousands) (1)	$6,651	$1,377	$10,315	$4,959
Other hospital services revenues (in thousands)	$780	$371	$1,547	$1,223
Number of hospitals at end of period	5	4	5	4
Licensed beds at end of the period	759	339	759	339
Average licensed beds	759	339	759	339
Average available beds	616	331	616	331
Admissions(2)	5,451	3,560	12,675	10,616
Adjusted patient admissions(3)	6,056	3,752	13,655	11,295
Net inpatient revenue per admission	$10,831	$8,332	$10,086	$7,999
Patient days	36,800	22,127	84,329	63,747
Adjusted patient days	40,072	22,901	90,625	67,683
Average length of patients’ stay (days)	6.3	5.6	4.5	5.5
Net inpatient revenue per patient day	$1,604	$1,341	$1,516	$1,332
Outpatient visits	10,930	5,000	21,109	15,253
Net outpatient revenue per visit	$609	$275	$489	$325
Occupancy rate for licensed beds(4)	52.7%	71.7%	40.7%	68.6%
Occupancy rate for available beds(4)	64.9%	73.5%	50.2%	70.3%

(1)                                  Net inpatient revenues and net outpatient revenues are components of net patient revenues. Net inpatient revenues for the three and the nine months ended June 30, 2009 and 2008, include self-pay revenues of $3,309,000, $4,306,000, $508,000 and $1,387,000, respectively. Net outpatient revenues for the three and the nine months ended June 30, 2009 and 2008 include self-pay revenues of $100,000, $581,000, $634,000, $24,000  and $81,000, respectively.

(2)                              Charity care admissions represent 0.6%, 0.6%, 0.6% and 0.4% of total admissions for the three and the nine months ended June 30, 2009 and 2008, respectively.

(3)                                  Adjusted patient admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges.

(4)                                  Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.  Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality.

(5)                                  The above amounts include Brotman operating results since April 14, 2009, when the Company acquired a majority stake in Brotman.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Hospital Services Revenues

Net inpatient revenues for the three months ended June 30, 2009 were approximately $59,039,000, representing an increase of approximately $29,375,000 or 99.0% from net inpatient revenues for the three months ended June 30, 2008, of approximately $29,664,000. Brotman, which results were included since April 14, 2009, accounted for $24,652,000 or 83.9% of the increase.

Excluding Brotman, same hospital net inpatient revenues increased by approximately $4,723,000 or 15.9% during fiscal  2009 period as compared to fiscal 2008 period. The increase was due to increases in both Medicare and Medi-Cal reimbursement rates of approximately 7.0% and increases in total admissions.

Same-hospital admissions, excluding the effect of Brotman, for the three months ended June 30, 2009 increased by approximately 3.8% compared to the three months ended June 30, 2008 primarily due to net volume increases in many of the service lines emphasized by our targeted growth initiative.

Net outpatient revenues for the three months ended June 30, 2009 were approximately $6,651,000, representing an increase of approximately $5,274,000 or 383.0% from net outpatient revenues for the three months ended June 30, 2008, of approximately $1,377,000. Brotman, which results were included since April 14, 2009, accounted for $4,823,000 or 91.4% of the increase.

Excluding Brotman, same hospital net outpatient revenues increased by approximately $452,000 or 32.8%.  The increase was due to increases in outpatient visits and higher reimbursement rates.

Salaries, Wages and Benefits

Salaries, wages and benefits for the three months ended June 30, 2009 were approximately $29,461,000, representing an increase of approximately $14,198,000 or 93.0% from salaries, wages and benefits for the three months ended June 30, 2008, of approximately $15,263,000. Brotman, which results were included since April 14, 2009, accounted for $13,065,000 or 92.0% of the increase.

Excluding Brotman, same hospital salaries, wages and benefits expense as a percentage of Alta’s net Hospital Services revenues for the three months ended June 30, 2009 was 44.8%, representing a decrease of 7.7% compared to 48.6% for the three months ended June 30, 2008. Same hospital salaries, wages and benefits per adjusted patient day for the three months ended June 30, 2009 was approximately $659 representing a decrease of 1.1% compared to $666 for the three months ended June 30, 2008. The decrease is primarily due to productivity gained through efficiencies, partially offset by merit increases for our employees.

As of June 30, 2009, approximately 4.5% and 79%, of the total employees at our Alta and Brotman hospitals were represented by labor unions, respectively. Labor relations at our hospital facilities generally have been satisfactory. The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”), and Brotman and the SEIU both expire on February 28, 2010. We do not anticipate that any changes in these agreements will have a material adverse effect on results of our Hospital Services operations in fiscal 2009.

Other Operating Expenses

Other operating expense for the three months ended June 30, 2009 was approximately $6,280,000, representing an increase of $4,341,000 or 223.9% from other operating expense for the three months ended June 30, 2008, of approximately $1,939,000. Brotman, which results were included since April 14, 2009, accounted for $4,317,000 or 99.5% of the increase.

Excluding Brotman, Alta’s same hospital other operating expense as a percentage of Alta’s net Hospital Services revenue for the three months ended June 30, 2009 was approximately 5.4%, representing a decrease of 13.1%, compared to 7.3% for the three months ended June 30, 2008. Same hospital other operating expenses per adjusted patient day decreased approximately 6.8% to $79 in the three months ended June 30, 2009 compared to $85 for the same period in fiscal 2008. The decrease was due primarily to a change in estimate relating to a certain vendor in the fiscal 2008 period.

Supplies Expense

Supplies expense for the three months ended June 30, 2009 was approximately $6,360,000, representing an increase of approximately $4,054,000 or 175.8% from supplies expense for the three months ended June 30, 2008, of approximately $2,306,000. Brotman, which results were included since April 14, 2009, accounted for $4,097,000 or 101.0% of the increase.

Excluding Brotman, Alta’s same hospital supplies expense as a percentage of Alta’s net Hospital Services revenue for the three months ended June 30, 2009 was 6.2% representing a decrease of 15.7% compared to 7.3% for the three months ended June 30, 2008. Same hospital supplies expense per adjusted patient day for the three months ended June 30, 2009 was approximately $91, representing a decrease of 9.7%, compared to approximately $101 for the three months ended June 30, 2008. This decrease in supplies expense per adjusted patient day reflects improved efficiencies gained through continued focus on supply management. We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital Services revenues was 12.9% for the three months ended June 30, 2009 compared to 3.0% for three months ended June 30, 2008. Brotman, which results were included since April 14, 2009, accounted for 83.67% of the increase.

Excluding Brotman, Alta’s hospital provision for doubtful accounts as a percentage of Alta’s net Hospital Services revenue for the three months ended June 30, 2009 was approximately 6.0%, representing an increase of 100%, compared to 3.0% for the three months ended June 30, 2008. The increase was due to an unusually low percentage in the prior year period, associated with refinements in the Company’s bad debt write off and contractual allowance recording.

Lease and Rental Expense

Lease and rental expense for the three months ended June 30, 2009 was approximately $599,000, representing an increase of approximately $291,000 or 94.5% from lease and rental expense for the three months ended June 30, 2008, of approximately $308,000. Brotman, which results were included since April 14, 2009, accounted for $177,000 or 60.7% of the increase.

Excluding Brotman, same hospital lease and rental expense as a percentage of Alta’s net Hospital Services revenue for the three months ended June 30, 2009 remained unchanged at approximately 1.0% compared to the three months ended June 30, 2008. Included in lease and rental expenses were operating lease arrangements for our administrative offices with terms expiring at various dates through 2015. The office space is shared with Prospect.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2009 was approximately $6,597,000, representing an increase of approximately $3,378,000 or 104.9% from general and administrative expense for the three months ended June 30, 2008, of approximately $3,219,000. Brotman, which results were included since April 14, 2009, accounted for $3,333,000 or 98.7% of the increase.

Excluding Brotman, same hospital general and administrative expense as a percentage of Alta’s net Hospital Services revenue for the three months ended June 30, 2009 was 8.9%, representing a decrease of approximately 12.4%, compared to 10.2% for the three months ended June 30, 2008. Included in general and administrative, or “G&A”, expenses were consulting and outside services, supplies, insurance, utilities, taxes and licenses, and maintenance which accounted for approximately 95.3% of the total expenses in the three months ended June 30, 2009, as compared to 91.7% for the three months ended June 30, 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2009 was approximately $1,270,000, representing an increase of approximately $250,000 or 24.5% from depreciation and amortization expense for the three months ended June 30, 2008, of approximately $1,020,000. Brotman, which results were included since April 14, 2009, accounted for $263,000 or 105.2% of the increase.

Excluding Brotman, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues for the three months ended June 30, 2009 were approximately 2.9%, representing a decrease of 19.7%, compared to 3.2% for the three months ended June 30, 2008. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $317,000 and $317,000 in the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 and 2008, total capital expenditures incurred of approximately $129,000 and $370,000, respectively, were within our budgeted expectations.

Operating Income

Our Hospital Services segment reported operating income of approximately $7,327,000 and $6,410,000 for the three months ended June 30, 2009 and 2008, respectively, which increase was the result of the changes discussed above. The pre-tax operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Net Hospital Services Revenues

Net inpatient revenues for the nine months ended June 30, 2009 were approximately $127,839,000, representing an increase of approximately $42,925,000 or 50.6% from net inpatient revenues for the nine months ended June 30, 2008, of approximately $84,914,000. Brotman, which results were included since April 14, 2009, accounted for $24,652,000 or 57.4% of the increase.

Excluding Brotman, same hospital net inpatient revenues increased by approximately $18,273,000 or 21.5% during fiscal 2009 period as compared to fiscal 2008 period. The increase was due to increases in both Medicare and Medi-Cal reimbursement rates of approximately 7.0%, and increases in total admissions.

Same-hospital admissions, excluding the effect of Brotman, for the nine months ended June 30, 2009 increased by 2.8% compared to the nine months ended June 30, 2008 primarily due to net volume increases in many of the service lines emphasized by our targeted growth initiative.

Net outpatient revenues for the nine months ended June 30, 2009 were approximately $10,315,000, representing an increase of approximately $5,356,000 or 108.0% from net outpatient revenues for the nine months ended June 30, 2008, of approximately $4,959,000. Brotman, which results were included since April 14, 2009, accounted for $4,823,000 or 90.0% of the increase.

Excluding Brotman, same hospital net outpatient revenues increased by approximately $533,000 or 10.7%.  The increase was due to increases in outpatient visits and higher reimbursement rates.

Salaries, Wages and Benefits

Salaries, wages and benefits for the nine months ended June 30, 2009 were approximately $61,278,000, representing an increase of approximately $17,073,000 or 38.6% from salaries, wages and benefits for the nine months ended June 30, 2008, of approximately $44,205,000. Brotman, which results were included since April 14, 2009, accounted for $13,065,000 or 76.5% of the increase.

Excluding Brotman, same hospital salaries, wages and benefits expense as a percentage of Alta’s net Hospital Services revenues for the nine months ended June 30, 2009 were approximately 43.9%, representing a decrease of 9.5% compared to 48.5% for the nine months ended June 30, 2008. Same hospital salaries, wages and benefits per adjusted patient day for the nine months ended June 30, 2009 was approximately $639, representing a decrease of 2.1% compared to $653 for the nine months ended June 30, 2008. The decrease is primarily due to productivity gained through efficiencies, partially offset by merit increases for our employees.

As of June 30, 2009, approximately 4.5% and 79% of the total employees at our Alta and Brotman hospitals were represented by labor unions, respectively. Labor relations at our hospital facilities generally have been satisfactory. The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and  Service Employees International Union (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”), and Brotman and the SEIU both expire on February 28, 2010. We do not anticipate that any changes in these agreements will have a material adverse effect on results of our Hospital Services operations in fiscal 2009.

Other Operating Expenses

Other operating expenses for the nine months ended June 30, 2009 were approximately $10,715,000, representing an increase of approximately $5,241,000 or 95.8% from other operating expense for the nine months ended June 30, 2008, of approximately $5,474,000. Brotman, which results were included since April 14, 2009, accounted for $4,317,000 or 82.4% of the increase.

Excluding Brotman, Alta’s same hospital other operating expense as a percentage of Alta’s net Hospital Services revenue for the nine months ended June 30, 2009 was approximately 5.8%, representing a decrease of 3.8%, compared to 6.0% for the nine months ended June 30, 2008. Same hospital other operating expenses per adjusted patient day increased approximately 4.4% to $84 in the nine months ended June 30, 2009 compared to $81 for the same period in fiscal 2008.  The increase was due to a decrease in malpractice expense, primarily attributable to improved claims experience and a change in estimate relating to a certain vendor in the fiscal 2008 period.

Supplies Expense

Supplies expense for the nine months ended June 30, 2009 was approximately $10,738,000, representing an increase of approximately $4,255,000 or 65.6% from supplies expense for the nine months ended June 30, 2008, of approximately $6,483,000. Brotman, which results were included since April 14, 2009, accounted for $4,097,000 or 96.3% of the increase.

Excluding Brotman, same hospital supplies expense as a percentage of Alta’s net Hospital Services revenue for the nine months ended June 30, 2009 was approximately 6.0%, representing a decrease of 15.0%, compared to 7.1% for the nine months ended June 30, 2008. Same hospital supplies expense per adjusted patient day for the nine months ended June 30, 2009 was approximately $88, representing a decrease of 8.1%, compared to approximately $96 for the nine months ended June 30, 2008. This decrease in supplies expense per adjusted patient day reflects improved efficiencies gained through continued focus on supply management. We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital Services revenues was 8.8% for the nine months ended June 30, 2009 compared to 3.1% for nine months ended June 30, 2008. Brotman, which results were included since April 14, 2009, accounted for 67.3% of the increase.

Excluding Brotman, same hospital provision for doubtful accounts as a percentage of Alta’s net Hospital Services revenue for the nine months ended June 30, 2009 was approximately 5.4%, representing an increase of 74.4%, compared to 3.1% for the nine months ended June 30, 2008. The increase was due to an unusually low percentage in the prior year period, associated with refinements in the Company’s bad debt write off and contractual allowance recording.

Lease and Rental Expense

Lease and rental expense for the nine months ended June 30, 2009 was approximately $1,264,000, representing an increase of approximately $503,000 or 66.1% from lease and rental expense for the nine months ended June 30, 2008, of approximately $761,000. Brotman, which results were included since April 14, 2009, accounted for $177,000 or 35.1% of the increase.

Excluding Brotman, same hospital lease and rental expense as a percentage of Alta’s net Hospital Services revenue for the nine months ended June 30, 2009 was 1.0%, representing an increase of 13.9%, compared to 0.8% for the nine months ended June 30, 2008. Included in lease and rental expenses were operating lease arrangements for our administrative offices with terms expiring at various dates through 2015. The office space is shared with Prospect.

General and Administrative Expense

General and administrative, or “G&A” expense for the nine months ended June 30, 2009 was approximately $12,813,000, representing an increase of approximately $4,058,000 or 46.4% from general and administrative expense for the nine months ended June 30, 2008, of approximately $8,755,000. Brotman, which results were included since April 14, 2009, accounted for $3,333,000 or 82.1% of the increase.

Excluding Brotman, same hospital general and administrative expense as a percentage of Alta’s net Hospital Services revenue for the nine months ended June 30, 2009 was 8.6%, representing a decrease of 10.7%, compared to 9.6% for the nine months ended June 30, 2008. Included in general and administrative expenses were consulting and outside services, supplies, insurance, utilities, taxes and licenses, and maintenance which accounted for approximately 96.2% of the total expenses in the nine months ended June 30, 2009, as compared to 93.2% for the nine months ended June 30, 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended June 30, 2009 was approximately $3,097,000, representing an increase of approximately $12,000 or 0.4% from depreciation and amortization expense for the nine months ended June 30, 2008, of approximately $3,085,000. Brotman, which results were included since April 14, 2009, accounted for $263,000 or 2,192.5% of the increase.

Excluding Brotman, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues for the nine months ended June 30, 2009 were approximately 2.3%, representing a decrease of 32.3%, compared to 3.4% for the nine months ended June 30, 2008. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately

$950,000 and $950,000 in the nine months ended June 30, 2009 and 2008, respectively. During the nine months ended June 30, 2009 and 2008, total capital expenditures incurred of approximately $562,000 and $1,220,000, respectively, were within our budgeted expectations.

Operating Income

Our Hospital Services segment reported an operating income of approximately $27,509,000 and $19,524,000 for the nine months ended June 30, 2009 and 2008, respectively, which increase was the result of the changes discussed above. The pre-tax operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

IPA Segment

The IPA segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations. The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The IPAs contract with physicians (primary care and specialist) and other healthcare providers to provide all necessary medical services.

Through our management subsidiaries—Prospect Medical Systems, Inc. (“PMS”), Sierra Medical Management (through August 1, 2008) and ProMed Health Care Administrators—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial services, provider relations, patient eligibility and other services, medical management including utilization management and quality assurance, data collection, and management information systems.

Effective August 1, 2008, we sold all of the issued and outstanding stock of the AV Entities. The assets, liabilities and operating results of the AV Entities have been classified as discontinued operations and are excluded from the disclosures below.

Our management subsidiaries currently provide management services to ten affiliated physician organizations, which include PMG, Nuestra Familia Medical Group, Inc. (“Nuestra”), seven other affiliated physician organizations that PMG owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which PMG owns a 50% interest. PMG, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations, except Nuestra.  Both PMG and Nuestra are owned by our physician shareholder nominee, Dr. Arthur Lipper, and controlled through assignable option agreements and management services agreements (see Note 6 to the Notes to Condensed Consolidated Financial Statements).  While PMG is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, PMG also serves as a holding company for our other affiliated physician organizations, except Nuestra.

The ten affiliated physician organizations provided medical services to a combined total of approximately 178,500 HMO enrollees at June 30, 2009, including approximately 9,600 AMVI/Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

As of June 30, 2009, our affiliated physician organizations had contracts with approximately 21 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation fee per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. All of the contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation fee per enrollee.

Our IPA business has grown through the acquisition of IPAs by PMG, and is concentrated in Orange County, California, Los Angeles County, California and San Bernardino County, California.

Managed care revenues consist primarily of fees for medical services provided by our affiliated physician organizations under capitated contracts with HMOs. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of covered HMO enrollees. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustment, whereby capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for the preceding year. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in the fourth fiscal quarter) after the final data is compiled. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees were primarily comprised of amounts earned from managing the operations of AMVI, Inc., which is our joint venture partner in the AMVI/Prospect Health Network joint venture, related to Medi-Cal members and Medicare members enrolling in CalOPTIMA’s OneCare HMO. OneCare is a Medicare Advantage Special Needs Plan launched in August 2005 by CalOPTIMA to serve dually-eligible members in Orange County who are entitled to Medicare benefits and are also Medi-Cal eligible. Management fee revenue is earned in the month the services are delivered.

Managed care revenues also included incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not have the information to independently and reliably estimate these amounts.

We also potentially earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. These amounts were included in capitation revenue. As of June 30, 2009, except for one minor contract where we were contractually obligated for down-side risk, shared risk deficits were not payable until and unless we generated future risk-sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on information received from the HMOs or hospitals with whom the risk-sharing arrangements were in place, and who typically maintain the information and record keeping related to the risk pool arrangements. Differences between actual and estimated settlements are recorded when the final outcome is known. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

We have increased our membership through acquisitions. These increases through acquisition were offset by HMO enrollment declines at our affiliated physician organizations, similar to the general HMO enrollment trends in California in recent years. The following table sets forth the approximate number of members, by category (in thousands):

	As of June 30,
Member Category	2009	2008(2)	% Increase (Decrease)
Commercial—owned	136.1	157.3	(13.5)%
Commercial—managed(l)	1.3	1.4	(7.1)%
Senior—owned	21.3	19.5	9.2%
Senior—managed(1)	0.1	0.1	0.0%
Medi-Cal—owned(3)	11.5	16.0	(28.1)%
Medi-Cal—managed(1)	8.2	7.5	9.3%
Total	178.5	201.8	(11.5)%

(1)           Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

(2)           The above amounts exclude HMO enrollment related to the AV Entities, given their classification as discontinued operations.

(3)           The Company cancelled certain unprofitable Medi-Cal contracts during fiscal 2008.

The following table details total paid member months, by member category, for the three-month and nine-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		% Increase	Nine Months Ended June 30,		% Increase
	2009	2008(2)	(Decrease)	2009	2008(2)	(Decrease)
Commercial—owned	411.7	473.2	(13.0)%	1,289.9	1,475.4	(12.6)%
Commercial—managed	4.0	4.0	0.0%	12.1	12.0	0.8%
Senior—owned	64.1	57.8	10.9%	193.7	194.4	(0.4)%
Senior—managed (1)	0.4	0.4	0.0%	1.2	1.3	(7.7)%
MediCal—owned (3)	34.9	48.1	(27.4)%	102.9	143.5	(28.3)%
MediCal—managed(2)	24.3	22.4	8.5%	71.1	63.7	11.6%
	539.4	605.9	(11.0)%	1,670.9	1,890.3	(11.6)%

(1)           Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

(2)           The above amounts exclude HMO enrollment related to the AV Entities, given their classification as discontinued operations.

(3)           The Company cancelled certain unprofitable Medi-Cal contracts during fiscal 2008.

Our operating expenses include expenses related to the provision of medical care services (managed care cost of revenues) and general and administrative costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include payments to contracted primary care physicians, payments to contracted specialists and the cost of employed physicians at our medical clinics (through August 1, 2008). In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of incurred but not reported amounts (“IBNR”).  We estimate our IBNR monthly, based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted each month as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and any favorable senior capitation risk adjustment payments we receive. Since we record these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, we also historically adjust interim accruals of discretionary physician bonuses in the same period. Because incentives and risk-adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

IPA Results of Operations

The following tables summarize our net operating revenue, operating expenses and operating income from continuing IPA operations and are used in the discussions below for the three-month and the nine-month periods ended June 30, 2009 and 2008. Effective August 1, 2008, we sold the AV Entities’ operations. The operating results of the AV Entities are reflected as loss from discontinued operations, net of income tax and are excluded from the disclosures below for each period presented.

	Three Months Ended June 30,		% Increase	Nine Months Ended June 30,		% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Managed care revenues:
Capitation	$47,369	$49,057	(3.4)%	$143,005	$149,832	(4.6)%
Management fees	149	150	(0.7)%	437	404	8.2%
Other revenues	330	241	36.9%	696	461	51.0%
Total managed care revenues	47,848	49,448	(3.2)%	144,138	150,697	(4.4)%
Managed care cost of revenues:
PCP capitation	8,335	8,969	(7.1)%	25,470	27,964	(8.9)%
Specialist capitation	10,940	10,774	1.5%	33,086	31,736	4.3%
Claims expense	17,139	18,537	(7.5)%	52,301	59,324	(11.8)%
Physician salaries	605	858	(29.5)%	1,670	1,625	2.8%
Other cost of revenues	(51)	(165)	(69.2)%	(992)	(201)	393.5%
Total managed care cost of revenues	36,968	38,973	(5.1)%	111,535	120,448	(7.4)%
Gross margin	10,880	10,475	3.9%	32,603	30,249	7.8%
General and administrative expenses	7,286	7,263	0.3%	21,961	22,265	(1.4)%
Depreciation and amortization expense	889	879	1.1%	2,644	2,609	1.3%
Total other expenses	8,175	8,142	0.4%	24,605	24,874	(1.1)%
Income from unconsolidated joint venture	535	955	(44.0)%	1,482	2,124	(30.2)%
Operating Income	$3,240	$3,288	(1.5)%	$9,480	$7,499	26.4%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Managed care revenues:
Capitation revenue	99.0%	99.2%	99.2%	99.4%
Management fees	0.3%	0.3%	0.3%	0.3%
Other revenues	0.7%	0.5%	0.5%	0.3%
Total managed care revenues	100.0%	100.0%	100.0%	100.0
Managed care cost of revenues:
PCP capitation	17.4%	18.1%	17.7%	18.6%
Specialists capitation	22.9%	21.8%	23.0%	21.1%
Claims expense	35.8%	37.5%	36.3%	39.4%
Physician salaries	1.3%	1.7%	1.2%	1.1%
Other cost of revenues	(0.1)%	(0.3)%	(0.7)%	(0.1)%
Total managed care cost of revenues	77.3%	78.8%	77.5%	80.1%
Gross margin	22.7%	21.2%	22.5%	19.9%
General and administrative expenses	15.2%	14.7%	15.2%	14.8%
Depreciation and amortization expense	1.9%	1.8%	1.8%	1.7%
Total non-medical expenses	17.1%	16.5%	17.0%	16.5%
Income from unconsolidated joint venture	1.1%	1.9%	1.0%	1.4%
Operating Income	6.7%	6.6%	6.5%	4.8%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Capitation Revenue

Capitation revenue for the three months ended June 30, 2009 was approximately $47,369,000, representing a decrease of approximately $1,688,000 or 3.4% from capitation revenue for the three months ended June 30, 2008, of approximately $49,057,000.

The decrease in the fiscal 2009 period was due to lower enrollment, partially offset by increased capitation rates.

Management Fee Revenue

Management fee revenue for the three months ended June 30, 2009 was approximately $149,000, representing a decrease of approximately $1,000 or 0.6% from management fee revenue for the three months ended June 30, 2008, of approximately $150,000.

The decrease in management fee revenue during the fiscal 2009 period was due to the elimination on consolidation of the Brotman management fee effective April 14, 2009, offset by an increase in the number of members of AMVICare Health Network, Inc., which we manage on their behalf in exchange for a fee.

Other revenue

Other revenue for the three months ended June 30, 2009 was approximately $330,000, representing an increase of approximately $89,000 or 36.9% over other revenue for the three months ended June 30, 2008, of approximately $241,000.

Amounts represent incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

The increase in other revenue during the fiscal 2009 period was primarily the result of the timing of pay-for-performance incentives from one of our contracted Health Plans.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended June 30, 2009 was $8,335,000, representing a decrease of $634,000 or 7.1% over PCP capitation expense for the three months ended June 30, 2008, of approximately $8,969,000.

Member month declines related to our IPA business reduced PCP capitation expense by approximately $1,061,000 during the fiscal 2009 period, as compared to the fiscal 2008 period. Higher capitation rates increased PCP capitation expense by approximately $428,000 during the fiscal 2009 period as compared to the fiscal 2008 period.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended June 30, 2009 was approximately $10,940,000, representing an increase of $166,000 or 1.5% from specialist capitation expense for the three months ended June 30, 2008, of approximately $10,774,000.

Higher capitation rates on our IPA business increased specialist capitation expense by approximately $1,441,000 during the fiscal 2009 period as compared to the fiscal 2008 period. Member months declines related to our IPA business reduced specialist capitation expense by approximately $1,275,000 during the fiscal 2009 period, as compared to the fiscal 2008 period.  During fiscal 2009, we also capitated a large portion of our radiology services at the legacy Prospect IPAs, which had previously been provided on a fee-for-service basis.

Claims Expense

Claims expense for the three months ended June 30, 2009 was approximately $17,139,000, representing a decrease of $1,399,000, or 7.5% over claims expense for the three months ended June 30, 2008, of approximately $18,537,000.

Member month declines related to our IPA business reduced claims expense by approximately $2,194,000 in the fiscal 2009 period, as compared to the fiscal 2008 period. Higher claims per member rates on our IPA business, increased claims expense by approximately $795,000 during the fiscal 2008 period as compared to the fiscal 2008 period.

Physician Salaries Expense

Physician salaries expense for the three months ended June 30, 2009 was approximately $605,000, representing a decrease of $252,000 or 29.5% over physician salaries expense for the three months ended June 30, 2008, of $858,000.

The decrease in physician salaries expense during the fiscal 2009 period was primarily the result of the conversion of certain physicians from employment to capitation basis effective during the third quarter of fiscal 2009 period.

Other Cost of Revenues

Other cost of revenues for the three months ended June 30, 2009 was a negative expense of approximately $51,000 compared to a negative expense of $165,000 for the three months ended June 30, 2008. The negative expense represents reinsurance recoveries.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 22.7% for the three months ended June 30, 2009, from 21.2% for the three months ended June 30, 2008.

The increase in our gross margin percentage between the fiscal 2009 and 2008 periods was primarily the result of the decreased fee for service claims following a new radiology specialty capitation services agreement, and decreased PCP capitation expense and lower claims cost per member per month in the fiscal 2009 period, discussed above.

General and Administrative Expense

General and administrative expenses were approximately $7,286,000 for the three months ended June 30, 2009, representing 15.2% of total IPA revenues, as compared with approximately $7,263,000, or 14.7% of total revenues, for the fiscal 2008 period.

The increase in general and administrative expenses during the fiscal 2009 period was primarily related to increased bonus and legal fee accruals at ProMed.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2009 increased to approximately $889,000 from $879,000 for the same period of the prior year. The increase of $10,000 was primarily due to additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended June 30, 2009 decreased to $535,000 from $955,000 for the same period of the prior year. The decrease resulted from lower accrual of risk pool receivables due to decreased membership.

Operating Income

Our IPA segment reported an operating income of approximately $3,240,000 and $3,288,000, for the three months ended June 30, 2009 and 2008, respectively, which decrease was the result of the changes discussed above. The pre-tax operating results from the IPA segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Capitation Revenue

Capitation revenue for the nine months ended June 30, 2009 was approximately $143,005,000, representing a decrease of approximately $6,827,000 or 4.6% from capitation revenue for the nine months ended June 30, 2008, of approximately $149,832,000.

The decrease in the fiscal 2009 period was due to lower enrollment, partially offset by increased capitation rates.

Management fee revenue

Management fee revenue for the nine months ended June 30, 2009 was approximately $437,000, representing an increase of approximately $32,000 or 8.1% from management fee revenue for the nine months ended June 30, 2008, of approximately $404,000.

The increase in management fee revenue during the fiscal 2009 period was primarily due to an increase in management fee, resulting from an increase in the number of members of AMVICare Health Network, Inc., which we manage on their behalf in exchange for a fee.

Other revenue

Other revenue for the nine months ended June 30, 2009 was approximately $696,000, representing an increase of $235,000 or 51% over other revenue for the nine months ended June 30, 2008, of approximately $461,000.

Amounts represent incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

The increase in other revenue during the fiscal 2009 period was primarily the result of the timing of pay-for-performance incentives from one of our contracted Health Plans.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the nine months ended June 30, 2009 was approximately $25,470,000, representing a decrease of approximately $2,494,000 or 8.9% over PCP capitation expense for the nine months ended June 30, 2008, of approximately $27,964,000.

Member month declines related to our IPA business reduced PCP capitation expense by approximately $3,546,000, during the fiscal 2009 period, as compared to the fiscal 2008 period. Higher capitation rates increased PCP capitation expense by approximately $1,052,000 during the fiscal 2009 period as compared to the fiscal 2008 period.

Specialist Capitation Expense

Specialist Capitation expense for the nine months ended June 30, 2009 was approximately $33,086,000, representing an increase of $1,356,000 or 4.3% from specialist capitation expense for the nine months ended June 30, 2008, of approximately $31,736,000.

Higher capitation rates on our IPA business increased specialist capitation expense by approximately $5,375,000 during the fiscal 2009 period as compared to the fiscal 2008 period. Member months declines related to our IPA business reduced specialist capitation expense by approximately $4,025,000 during the fiscal 2009 period, as compared to the fiscal 2008 period.  During fiscal 2009, we also capitated a large portion of our radiology services at the legacy Prospect IPAs, which had previously been provided on a fee-for-service basis.

Claims Expense

Claims expense for the nine months ended June 30, 2009 was approximately $52,301,000, representing a decrease of $7,023,000 or 11.8% over claims expense for the nine months ended June 30, 2008, of approximately $59,324,000.

Member month declines related to our IPA business reduced claims expense by approximately $7,523,000 in the fiscal 2009 period, as compared to the fiscal 2008 period. Higher claims per member rates on our IPA business, increased claims expense by approximately $500,000 during the fiscal 2008 period as compared to the fiscal 2008 period.

Physician Salaries Expense

Physician salaries expense for the nine months ended June 30, 2009 was approximately $1,670,000, representing an increase of $45,000 or 2.8%, compared to physician salaries expense for the nine months ended June 30, 2008 of approximately $1,625,000.

The increase in physician salaries expense was primarily the result of an increase in bonus accrual, offset by a decrease in physician salaries as a result of the conversion of certain physicians from employment to capitation basis effective during the third quarter of fiscal 2009 period.

Other Cost of Revenues

Other cost of revenues for the nine months ended June 30, 2009 was a negative expense of approximately $992,000 compared to a negative expense of approximately $201,000 for the nine months ended June 30, 2008. The negative expense represents reinsurance recoveries.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin increased to 20.5% for the nine months ended June 30, 2009, from 20.1% for the nine months ended June 30, 2008.

The increase in our gross margin percentage between the fiscal 2009 and 2008 periods was primarily the result of the decreased fee for service claims expense following a new radiology specialty capitation services agreement, and decreased PCP capitation expense and lower claims cost per member per month in the fiscal 2009 period, discussed above.

General and Administrative Expense

General and administrative expenses were approximately $21,961,000 for the nine months ended June 30, 2009, representing 15.2% of total IPA revenues, as compared with $22,265,000, or 14.8% of total revenues, for the fiscal 2008 period.

The increase in general and administrative expenses during the fiscal 2009 period was primarily related to increased bonus and legal fee accruals at ProMed.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended June 30, 2009 increased to approximately $2,644,000 from $2,609,000 for the same period of the prior year. The increase of $35,000 was primarily due to additional depreciation expense for increased capital expenditures.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the nine months ended June 30, 2009 decreased to approximately $1,482,000 from approximately $2,124,000 for the same period of the prior year. The decrease resulted from lower accrual of risk pool receivables due to decreased membership.

Operating Income (Loss)

Our IPA segment reported operating incomes of approximately $9,480,000 and $7,499,000 for the nine months ended June 30, 2009 and 2008, respectively, which increase was the result of the changes discussed above. The pre-tax operating results from the IPA segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

Corporate Results of Operations

Certain expenses incurred at Prospect Medical Holdings, Inc. (the “Parent Entity”) not specifically allocable to the Hospital Services or IPA segments are recorded in the Corporate segment. These include certain salaries, benefits and other compensation for corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley compliance. We also do not allocate interest expense, debt extinguishment loss, gain or loss on interest rate swaps and income taxes to the other reporting segments.

The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below for the three-month and the nine-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		% Increase	Nine Months Ended June 30,		% Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Operating Expenses:
General and administrative expense	$3,858	$5,640	(31.6)%	$8,731	$12,038	(27.5)%
Depreciation and amortization expense	3	4	(25.1)%	10	17	(41.2)%
Total Operating Expenses	3,861	5,644	31.6%	8,741	12,055	(27.5)%
Other (Income) Expense:
Investment income	(13)	(17)	(23.4)%	(50)	(319)	(84.3)%
Interest expense and amortization of deferred financing costs	7,576	6,522	16.2%	20,197	15,935	26.7%
(Gain) loss in value of interest rate swap arrangements	(3,694)	(4,948)	(25.3)%	5,019	(4,072)	(223.3)%
Loss on debt extinguishment	—	8,309	(100.0)%	—	8,309	(100.0)%
Total Other Expense	3,869	9,866	(60.8)%	25,166	19,853	26.8%
Total Corporate Expenses	$7,730	$15,510	(50.2)%	$33,907	$31,908	6.3%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Operating Expenses:
General and administrative expense	3.3%	7.0%	3.1%	5.0%
Depreciation and amortization expense	0.0%	0.0%	0.0%	0.0%
Total Operating Expenses	3.3%	7.0%	3.1%	5.0%
Other (Income) Expense:
Investment income	0.0%	0.0%	0.0%	(0.1)%
Interest expense and amortization of deferred financing costs	6.5%	8.1%	7.0%	6.6%
(Gain) loss in value of interest rate swap arrangements	(3.2)%	(6.1)%	1.8%	(1.7)%
Loss on debt extinguishment	0.0%	10.3%	0.0%	3.4%
Total Other Expense	3.3%	12.3%	8.8%	8.2%
Total Corporate Expenses	6.6%	19.3%	11.9%	13.2%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

General and Administrative Expense

General and administrative (“G&A”) expenses for the three months ended June 30, 2009 were approximately $3,858,000, representing approximately 3.3% of total revenues from continuing operations, compared to approximately $5,640,000, or approximately 7.0% of total revenues from continuing operations, for the three months ended June 30, 2008, a decrease of approximately 31.6%. The decrease in general and administrative expenses during the fiscal 2009 period primarily related to reduction in audit, legal, bank fee, insurance and Sarbanes-Oxley compliance consulting expenditures, including related to bringing certain functions in-house, offset by additional accrued compensation and an increase in employee stock option grant and issuance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2009 was approximately $3,000, compared to approximately $4,000 for the three months ended June 30, 2008, a decrease of approximately 25%. The decrease was primarily due to retirement of certain capital equipment.

Investment Income

Investment income for the three months ended June 30, 2009 was approximately $13,000, compared to approximately $17,000, for the three months ended June 30, 2008, a decrease of approximately 23.4%. Following the amendment of our former senior credit facility agreement on May 15, 2008, we were required by Bank of America, N.A. to maintain the majority of our cash in non-interest bearing accounts at that bank.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the three months ended June 30, 2009 was approximately $7,576,000, compared to $6,522,000 for the three months ended June 30, 2008, an increase of approximately 16.2%. We were in default under our credit facilities and under the resulting April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provided for a minimum LIBOR rate of 3.50%.  Additionally, effective with the first asserted default on March 19, 2009, our lenders began assessing default rates on all borrowings.  Finally, effective April 14, 2009, following the Brotman transaction, we began including interest on all Brotman debt in our consolidated financial statements.

Gain (Loss) in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place for initial notional principal amounts of $48.0 million and $97.8 million, respectively. The interest rate swaps were designated as cash flow hedges of our floating rate term debt, with the effective date of the $48.0 million swap being December 31, 2007 and the effective date of the $97.8 million swap being September 6, 2007. As of April 1, 2008, in anticipation of modifications to the terms of our credit agreements, the swaps were determined to no longer be effective in offsetting the hedged items. As a result, cash flow hedge accounting treatment was discontinued and all further changes in fair value of the swaps were included in earnings. These amounts are unpredictable and likely to be significant. In the three months ended June 30, 2009, gain on interest rate swaps totaled approximately $3,694,000.

In the three months ended June 30, 2008, gain on interest rate swaps totaled approximately $4,948,000, representing the change in fair value of the $48.0 million swap that was not yet subject to hedge accounting, which amount was charged to earnings.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

General and Administrative Expense

General and administrative expenses for the nine months ended June 30, 2009 were approximately $8,731,000 representing approximately 3.1% of total revenues from continuing operations, compared to approximately $12,038,000, or approximately 5.0% of total revenues from continuing operations, for the nine months ended June 30, 2008, a decrease of approximately 27.5%. The decrease in G&A expenses during the fiscal 2009 period primarily related to reduction in audit, legal, bank fee, and outside consultant expenditures, including related to bringing certain functions in-house, offset by additional accrued compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended June 30, 2009 was approximately $10,000, compared to approximately $17,000 for the nine months ended June 30, 2008, a decrease of approximately 41.2%. The decrease was primarily due to retirement of certain capital equipment.

Investment Income

Investment income for the nine months ended June 30, 2009 was approximately $50,000, compared to approximately $319,000, for the nine months ended June 30, 2008, a decrease of approximately 84.3%. Following the amendment of our former senior credit facility agreement on May 15, 2008, we were required by Bank of America, N.A. to maintain the majority of our cash in non-interest bearing accounts at that bank.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the nine months ended June 30, 2009 was approximately $20,197,000, compared to $15,935,000, for the nine months ended June 30, 2008, an increase of approximately 26.7%. We were in default under our credit facilities and under the resulting April 2008 forbearance agreements, the applicable margins on the first and second lien term loans were permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased from 500 to 750 basis points effective April 10, 2008. The agreements also provided for a minimum LIBOR rate of 3.50%. In May 2008, the debt agreements were further modified to add a 1% “payment-in-kind” (“PIK”) interest to the outstanding balance of the debt plus an additional 4% PIK interest to the interest rate applicable to the second lien debt. The 4% accrues and is added to the principal balance on a monthly basis. The 4% PIK could potentially be reduced in the future to the extent that we reduce our consolidated leverage ratio. Additionally, effective on the March 19, 2009 notice date for an asserted non-monetary event of default, our lenders began assessing default rates on all borrowings.  Finally, effective April 14, 2009, following the Brotman transaction, we began including interest on all Brotman debt in our consolidated financial statements.

Gain (Loss) in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place for initial notional principal amounts of $48.0 million and $97.8 million, respectively. The interest rate swaps were designated as cash flow hedges of our floating rate term debt, with the effective date of the $48.0 million swap being December 31, 2007 and the effective date of the $97.8 million swap being September 6, 2007. As of April 1, 2008, in anticipation of modifications to the terms of our credit agreements, the swaps were determined to no longer be effective in offsetting the hedged items. As a result, cash flow hedge accounting treatment was discontinued and all further changes in fair value of the swaps were included in earnings. These amounts are unpredictable and likely to be significant. In the nine months ended June 30, 2009, loss on interest rate swaps totaled approximately $5,019,000.

In the nine months ended June 30, 2008, gain on interest rate swaps totaled approximately $4,072,000, representing the change in fair value of the $48.0 million swap that was not yet subject to hedge accounting, which amount was charged to earnings.

Consolidated Results of Operations

Three months Ended June 30, 2009 Compared to Three months Ended June 30, 2008

Provision for Income Taxes

Income tax provision (benefit) for the three months ended June 30, 2009 was approximately $1,989,800 compared to approximately $(2,083,000) in the three months ended June 30, 2008. The effective tax rate was higher at 114% in the three months ended June 30, 2009 compared to 36% in the three months ended June 30, 2008. The higher effective tax rate in the fiscal 2009 period was primarily due to not recognizing the deferred tax benefit from Brotman’s loss, for which realization does not meet the more likely than not standard of SFAS 109.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations attributable to common stockholders for the three months ended June 30, 2009 was approximately $388,000, or $0.02 per diluted share, as compared to a net loss of $5,640,000, or $0.48 per diluted share, for the three months ended June 30, 2008, which decrease in loss was the result of the changes discussed above.

Net Loss from Discontinued Operations

Net income from discontinued operations for the three months ended June 30, 2008 was approximately $188,000 or $0.02 per diluted share, as compared to none for the three months ended June 30, 2009. As previously discussed, we sold the AV Entities effective August 1, 2008.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Provision for Income Taxes

Income tax provision (benefit) for the nine months ended June 30, 2009 was approximately $2,065,000 compared to approximately $(1,728,000) in the nine months ended June 30, 2008. The effective tax rate was higher at 107% in the nine months ended June 30, 2009 compared to 36% in the nine months ended June 30, 2008. The higher effective tax rate in the fiscal 2009 period was primarily due to not recognizing the deferred tax benefit from Brotman’s loss, for which realization does not meet the more likely than not standard of SFAS 109.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations attributable to common stockholders for the nine months ended June 30, 2009 was approximately $284,000, or $0.02 per diluted share, as compared to a net loss of $8,882,000, or $0.75 per diluted share, for the nine months ended June 30, 2008, which decrease in loss was the result of the changes discussed above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the nine months ended June 30, 2008 was approximately $203,000 or $0.02 per diluted share, as compared to none for the nine months ended June 30, 2009. As previously discussed, we sold the AV Entities effective August 1, 2008.

Liquidity and Capital Resources

Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities, by cash flow from operations and by proceeds from sales of assets related to discontinued operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations were healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations. With the acquisition of Alta and, subsequently Brotman, our sources of cash from operations now include payments for hospital services rendered under reimbursement arrangements with third-party payers, which include the federal government under the Medicare program, the state government under the Medi-Cal program, private insurers, HMOs, PPOs, and self-pay patients.

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

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash-flow needs, the integration of investment strategy with our business operations and objectives, and attainment of a competitive return. At June 30, 2009, we invested a portion of our cash in interest bearing money market accounts and, following the amendment of our former senior credit facility agreement on May 15, 2008, we were also required to maintain the majority of our cash in non-interest bearing accounts with Bank of America, N.A. All of these amounts are classified as current assets and included in cash and cash equivalents in our condensed consolidated balance sheets.

Cash Flow from Continuing Operations

Net cash provided by continuing operations was approximately $12,004,000 for the nine months ended June 30, 2009 compared to net cash provided by continuing operations of approximately $5,751,000 for the nine months ended June 30, 2008. The increase in net cash provided by continuing operations for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 was due to various factors, including the following:

•      earnings, excluding non-cash charges and credits were approximately $23,286,000 in the fiscal 2009 period compared to approximately $6,132,000 in the fiscal 2008 period;

•      changes in patient, government program and other receivables, a use of approximately $9,160,000 in the fiscal 2009 period compared to a use of approximately $2,582,000 in the fiscal 2008 period. The increase in the fiscal 2009 period was primarily related to our Hospital Services segment;

•      changes in prepaid expenses and other, a source of approximately $431,000 in the fiscal 2009 period compared to a use of approximately $655,000 in the fiscal 2008 period;

•      changes in refundable income tax and taxes payable, a source of approximately $2,654,000 in the fiscal 2009 period compared to a source of $3,248,000 in the fiscal 2008 period;

•      changes in medical claims and related liabilities, a use of approximately $2,617,000 in the fiscal 2009 period compared to a use of approximately $771,000 in the fiscal 2008 period; and

•      changes in accounts payable and other accrued liabilities, a use of approximately $3,009,000 in the fiscal 2009 period compared to a source of approximately $805,000 in the fiscal 2008 period due to a reduction in general and administrative expenses in the fiscal 2009 period relating to legal, audit, insurance and Sarbanes-Oxley compliance consulting expenditures.

Net cash used in investing activities totaled approximately $3,105,000 for the nine months ended June 30, 2009, compared to a use of approximately $1,636,000 for the nine months ended June 30, 2008, the largest component of which was the acquisition costs net paid in connection with the Brotman acquisition totaling approximately $2,310,000 purchases of property, improvements and equipment, a use of approximately $1,764,000 in the fiscal 2009 period compared to a use of approximately $1,532,000 in the fiscal 2008 period.

Net cash used by financing activities totaled approximately $10,895,000 for the nine months ended June 30, 2009, compared to a source of approximately $240,000 for the nine months ended June 30, 2008. Net cash used in financing activities for the nine months ended June 30, 2009 was comprised primarily of the principal repayment of the first-lien term debt of approximately $8,904,000 repayment of the revolving line of credit of approximately $1,671,000 and payment of $972,000 in fees paid in connection with the issuance of the $160 million bond financing. Net cash provided by financing activities during the nine months ended June 30, 2008 included a $4,000,000 borrowing on our line of credit and $1,200,000 received from the exercise of stock options, net of payment of $3,750,000 on our long-term debt and payment of $757,000 on our term debt and lein of credit.

Cash Flow from Discontinued Operations

During the nine months ended June 30, 2008, net cash used in operating activities in our discontinued operations was approximately $8,000, compared to none for the nine months ended June 30, 2009, and net cash used in investing activities, was approximately $3,000 compared to none for the nine months ended June 30, 2009. As previously discussed, we sold the AV Entities effective August 1, 2008. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position.

At June 30, 2009, we had negative working capital of approximately $1,976,000 as compared to positive working capital of $12,373,000 at September 30, 2008, primarily resulting from the reclassification of approximately $11.0 million for the interest rate swap liability as a current liability.

At June 30, 2009 and September 30, 2008, cash, cash equivalents and investments were approximately $31,587,000 and $33,583,000, respectively.

Former Credit Facility

On August 8, 2007, in connection with the closing of the Alta acquisition, we obtained an aggregate $155 million syndicated senior secured credit facility which was comprised of a first-lien facility and second-lien facility (the “Former Credit Facility”). The term loans were used to refinance approximately $41.5 million of existing Alta debt, to refinance approximately $48 million of our existing debt incurred in connection with our acquisition of the ProMed Entities and to pay the cash portion of the Alta purchase price. The maturity dates of the first-lien revolver, the first-lien term facility and the second-lien term facility were August 8, 2012, August 8, 2014 and February 8, 2015, respectively.

The Former Credit Facility was subject to certain financial and administrative covenants, cross default provisions and other conditions, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and a minimum EBITDA level. There were also various administrative covenants and other restrictions.

The Company made all scheduled payments of principal and interest since inception of the Former Credit Facility. On March 19, 2009, we received written notices that the Former Credit Facility’s lenders deemed us in default of a credit facility requirement regarding the required sale of one of our entities by a specified date.  Additionally, on April 17, 2009, we received written notices of an alleged event of default related to our increased ownership interest in Brotman.

Effective with the first asserted event of default, the lenders began assessing default interest; however, they did not exercise any other remedies.  We disputed the lenders’ characterization of the asserted defaults.

On June 30, 2009, we entered into amendments to our Former Credit Facility pursuant to which, among other things, the lenders waived all asserted events of default and stopped assessing default rates. The amendments further required  that we refinance the Former Credit Facility no later than October 31, 2009.

New Note Offering

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%.  The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933.  Also, in connection with the issuance of the Notes, the Company entered into a three-year $15 million revolving credit facility, which was undrawn at closing.  The interest rate under the revolving credit facility will be at LIBOR plus an applicable margin of 7.00%, with a LIBOR floor of 2.00%.  The Company used the net proceeds from the sale of the Notes to repay all amounts outstanding under the Former Credit Facility, plus a prepayment premium of approximately $2.6 million.

Interest Rate Swaps

As required by the Former Credit Facility on May 16, 2007, we entered into a $48 million interest rate swap, to effectively convert the variable interest rate (the LIBOR component) under the original credit facility to a fixed rate of 5.3%, plus the applicable margin per year throughout the term of the loan. This interest rate swap remained in effect after the related term loan was repaid in August 2007 in contemplation of the $155,000,000 Former Credit Facility entered into in August, 2007. In addition to the pre-existing $48,000,000 interest rate swap described above, on September 5, 2007, we entered into a separate interest rate swap agreement, initially totaling $97,750,000, to effectively convert the variable interest rate (the LIBOR component) under the incremental portion of the Former Credit Facility to a fixed rate of 5.05%, plus the applicable margin, per year, throughout the term of the loan. The notional amounts of these interest rate swaps were scheduled to decline as the principal balances owing under the term loans declined. Under these swaps, we were required to make monthly fixed-rate payments to the swap counterparties calculated on the notional amount of the swap times the interest rate for the particular swap, while the swap counterparties were obligated to make certain monthly floating rate payments to us referencing the same notional amount. As of June 30, 2009, the negative fair value of the swaps was $11,032,000.

On July 29, 2009, in connection with the issuance of the $160 million Notes, the Company terminated its interest rate swap arrangements and paid the swap counterparty $11.7 million in final settlement of all amounts owing under the swap arrangements.

Brotman Financing

As part of Brotman’s bankruptcy plan of reorganization, financing was secured from the Los Angeles Jewish Home for the Aging (“JHA”)  and Gemino.

The JHA financing was comprised of two term debt components, a $16.0 million tranche secured by assets on the west side of the Brotman campus commonly referred to as “Delmas West” and a $6.25 million tranche on the main hospital pavilion on the east side of the property. The $16.0 million tranche contains an option for JHA to acquire the Delmas West parcel for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. If JHA does not exercise its option, Brotman will be required to refinance the $16.0 million tranche on or before April 14, 2011. With respect to the $16.0 million tranche of the JHA facility, JHA also has the right to declare the unpaid loan amount, including remaining interest and any other amounts due and payable, immediately due and payable at any time after April 14, 2010 and prior to April 14, 2011, provided that JHA gives 180 days’ written notice of exercise. In addition, the $6.25 million tranche of the JHA transaction will mature on April 14, 2012 and Brotman will need to secure financing to retire this portion of the debt.

The Gemino financing was comprised of a $6.0 million, senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at Libor plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee at 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. In addition, Brotman must also comply with financial covenants, including a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending June 30, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter. As of June 30, 2009, Brotman did not have borrowings outstanding under the Gemino financing and was not in compliance with the required financial covenants.

We anticipate attempting to finance future acquisitions and potential business expansion with a combination of debt, issuances of equity instrument, and cash flow from operations. Additionally, we may seek to reduce our total asset holdings and/or raise financing through the sale of certain of our assets.

In order to meet our long-term liquidity needs, we may incur, from time to time, additional bank indebtedness. Banks and traditional commercial lenders do not generally make loans to companies without substantial tangible net worth. Since, by the nature of our business, we accumulate substantial goodwill and intangibles on our balance sheet, it may be difficult for us to obtain this type of financing in the future. We may issue additional equity and debt securities, the availability and terms of which will depend upon market and other conditions. The corporate lending and equity markets have been disrupted by the current credit market conditions, resulting in both a reduction in the number of transactions as well as the amount of funds raised. Transactions that have been consummated are completed at lower valuations in the case of equity offerings and at higher interest costs in the case of debt offerings. Our ability to issue any debt or equity instruments in a public or private sale is also restricted under certain circumstances, pursuant to contractual restrictions in agreements with our lenders and the indenture governing the Notes (see above). There can be no assurance that additional financing will be available upon terms acceptable to us, if at all. The failure to raise the funds necessary to finance our future cash requirements could adversely affect our ability to pursue our strategy and could adversely affect our future results of operations.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our unaudited condensed consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

Consolidation of Financial Statements

Under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under EITF Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” issued by the Emerging Issues Task Force of the Financial Accounting Standards Board because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through two assignable option agreements, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. We have also concluded that under Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” we are required to consolidate our affiliated physician organizations. The operations of our affiliated physician organizations have a significant impact on our financial statements. The balance sheet and statement of operations of Brotman have been included from April 14, 2009. All inter-company accounts and balances have been eliminated in consolidation.

Revenue Recognition

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

Managed Care:  We also receive payment from certain commercial insurance carriers, HMOs, and PPOs, though generally do not enter into contracts with these entities. The basis for payment under these agreements includes our standard charges for services.

Self-Pay:  Our hospitals provide services to individuals that do not have any form of healthcare coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medi-Cal, as well as our local hospital’s indigent and charity care policy.

Timely billing and collection of receivables from third-party payers and patients is critical to our operating performance. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions for contractual allowances are made using the most accurate information available. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. Payments for services may also be denied due to issues over patient eligibility for medical coverage, our ability to demonstrate medical necessity for services rendered and payer authorization for hospitalization. We estimate provisions for doubtful accounts based on general factors such as payer mix, the age of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to allowances for contractual discounts and bad debts as warranted.

IPA Segment

Operating revenue of our IPAs consists primarily of capitation payments for medical services provided by our affiliated physician organizations under contracts with HMOs. Capitation revenue under HMO contracts is prepaid monthly to the affiliated physician organizations based on the number and type of enrollees assigned to physicians in our affiliated physician organizations.

Capitation revenue paid by HMOs is recognized in the month in which the affiliated physician organization is obligated to provide services. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. Such retroactive terminations or additions have not had a material effect on capitation revenue.

Variability in capitation revenue increased beginning in calendar 2004, when Medicare began a four-year phase-in of a revised capitation model referred to as “Risk Adjustment.” Under the new model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS based on the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in our fourth fiscal quarter) after the final data has been processed by CMS. Positive or negative capitation adjustments are made for seniors with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not currently have the ability to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded approximately $1.6 million and $1.5 million increase in capitation revenue in the fourth quarter of fiscal 2008 and 2007, respectively, for risk adjustment factors.

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. As of June 30, 2009, except for one contract where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following year. Due to the lack of access to timely inpatient utilization information and the difficulty in estimating the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, since we do not have the ability to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

Management fee revenue is earned in the month the services have been performed.

Accrued Medical Claims

Our affiliated physician organizations are responsible for the medical services their contracted or employed physicians provide to an assigned HMO enrollee. The cost of healthcare services is recognized in the period in which it is provided and includes an estimate of the cost of services which have been incurred but not reported. The determination of our claims liability and other healthcare costs payable is particularly important to the determination of our financial position and results of operations and requires the application of significant judgment by our management, and as a result, is subject to an inherent degree of uncertainty.

Our medical care costs include actual historical claims experience and IBNR. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, utilization of healthcare services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

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

The following tables reflect (i) the change in our estimate of claims liability as of June 30, 2009 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of June 30, 2009 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$3,801
(2)%	$2,534
(1)%	$1,267
1%	$(1,267)
2%	$(2,534)
3%	$(3,801)

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(720)
(2)%	$(480)
(1)%	$(240)
1%	$240
2%	$480
3%	$720

Additionally, for each 1% (hypothetical) difference between our June 30, 2009 estimated claims liability of $17,863,000 and the actual claims incurred run-out, pre-tax loss for the nine months ended June 30, 2009 would increase or decrease by approximately $179,000 or approximately $0.01 per diluted share.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended June 30, 2009 and 2008 (in thousands):

	Nine Months Ended June 30,
	2009	2008(1)
IBNR as of beginning of period	$20,480	$21,406
Healthcare claims expense incurred during the period
Related to current year	53,648	61,425
Related to prior years	(1,347)	(2,101)
Total incurred	52,301	59,324
Healthcare claims paid during the period
Related to current year	(37,923)	(42,091)
Related to prior years	(16,995)	(18,004)
Total paid	(54,918)	(60,095)
IBNR as of end or period	$17,863	$20,635

(1)                                  Amounts exclude changes in medical claims and benefits payable related to the AV Entities which are reported in discontinued operations.

Through June 30, 2009, the $1,347,000 change in estimate related to IBNR as of September 30, 2008 represented approximately 6.5% of the IBNR balance as of September 30, 2008, approximately 2.3% of fiscal 2008 claims expense, and after consideration of tax effect, approximately 68.7% of net loss from continuing operation for the year then ended.

Through June 30, 2008, the $2,101,000 change in estimate related to IBNR as of September 30, 2007 represented approximately 10.8% of the IBNR balance as of September 30, 2007, approximately 5.2% of fiscal 2007 claims expense and after consideration of tax effect, approximately 8.9% of net loss from continuing operation for the year then ended.

Past fluctuations in the IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Quarterly IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at fiscal year end.

We also regularly evaluate the need to establish premium deficiency reserves for the probability that anticipated future healthcare costs could exceed future capitation payments from the HMOs. To date, we have determined that no premium deficiency reserves have been necessary.

Goodwill and Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” requires all business combinations after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. SFAS No. 141 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite life intangible assets not be subject to amortization but be evaluated for impairment on at least an annual basis, or more frequently if certain indicators are present. Such indicators include adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, our ability to maintain enrollment and renew payer contracts on favorable terms. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step consists of estimating the fair value of the reporting unit based on recognized valuation techniques, which include a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a representative market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the “implied fair value” of the goodwill, which is compared to its corresponding carrying value.

Long-lived assets, including property, improvements and equipment and amortizable intangibles, are evaluated for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts.

In accordance with SFAS No. 142, we performed our annual goodwill impairment analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other reporting units. For the Hospital Services segment, the reporting unit for the annual goodwill impairment analysis was determined to be at the segment level. For the IPA segment, we have determined that ProMed individually and Prospect (which includes all the other affiliated physician organizations) each represent a reporting unit, based on operational characteristics. The ProMed Entities are geographically and managerially their own reporting unit.

Our impairment test at September 30, 2008 resulted in no impairment charges.

The assessment of impairment indicators, measurement of impairment loss, selection of appropriate valuation methodology, assumptions and discount factors, involve significant judgment and requires management to project future results which are inherently uncertain.

Legal and Other Loss Contingencies

We are subject to contingencies, such as legal proceedings and claims arising out of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any.

We are in the process of finalizing certain post-closing matters related to the 2007 ProMed acquisition, including closing balance sheet reconciliations, escrow reconciliations and other matters. We have recorded an estimated settlement amount relating such matters in the accompanying unaudited condensed consolidated financial statements.

Acquisitions

During the five years ended September 30, 2008 and nine months ended June 30, 2009, we completed several business combinations. These business combinations were all accounted for using the purchase method of accounting, and accordingly, the operating results of each acquisition have been included in our consolidated financial statements since their effective date of acquisition. The purchase price for each business combination was allocated to the assets, including the identifiable intangible assets, and liabilities, based on estimated fair values determined using independent appraisals where appropriate. The excess of purchase price over the net tangible assets acquired was allocated to goodwill and other intangible assets.

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

The following table summarizes all business combinations for the five years ended September 30, 2008 and nine-month period ended June 30, 2009.

Business Combinations	Effective Date	Purchase Price	Location
Prospect NWOC Medical Group, Inc.	February 1, 2004	$2,000,000	North Orange County
StarCare Medical Group, Inc., APAC Medical Group, Inc. and Pinnacle Health Resources	February 1, 2004	$8,500,000	North Orange County
Genesis HealthCare of Southern California	November 1, 2005	$8,000,000	Central Orange County
ProMed Entities	June 1, 2007	$48,392,000	San Bernardino County
Alta	August 8, 2007	$154,935,000	Los Angeles County
Brotman (71.9% interest)	April 14, 2009	$2,556,000	Los Angeles County

The intangible assets we acquire in our acquisitions include HMO and provider contracts, trade names, covenants not-to-compete and customer relationships. We typically require that our acquisition targets have cash or a combination of cash and current assets equal to current liabilities, and positive tangible net worth. As discussed above, in fiscal 2007, all goodwill and intangible assets were written off except those related to the ProMed Entities and Alta.

Divestitures

On August 1, 2008, we completed the sale of all of the outstanding stock of the AV Entities for total cash consideration of $8,000,000. As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the AV Entities and their operations have been presented in our most recently filed consolidated financial statements as discontinued operations for all periods presented. All references to operating results reflect our ongoing operations, excluding the AV Entities, unless otherwise noted.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation and in light of the material weakness in the financial reporting process at Brotman Medical Center discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

See below for discussion of material weaknesses in internal control over financial reporting at Brotman, which became a majority-owned subsidiary effective April 14, 2009.

Brotman– Material Weakness in Internal Control over Financial Reporting

Summary of Material Weaknesses in Internal Control Over Financial Reporting:

As part of our quarterly management assessment of internal controls over financial reporting, we identified several deficiencies within the financial reporting process of Brotman. We believe the combination of these deficiencies creates an environment where there is a reasonable possibility that a material misstatement of Brotman’s interim financial statements would not be detected in a timely manner. We have assessed a material weakness in the financial reporting process of Brotman and its related impact on the corporate consolidating financial reporting process (“FRP”).  The deficiencies within the financial reporting process are the lack of a formalized month-end close process, limited staff training and financial accounting expertise and a lack of department accounting policies and procedures.

During the financial reporting close for the quarter ended June 30, 2009, Brotman was unable to implement a structured close process which resulted in multiple delays and reiterations of their financial statements. Account reconciliations were not prepared in an accurate or timely manner which resulted in a significant amount of post close adjustments. Also, Brotman’s accounting department did not demonstrate a sufficient amount of expertise or training to sufficiently complete the steps needed to execute an accurate or timely close.  Additionally, Brotman’s accounting department did not utilize or implement policies and procedures to organize or streamline the close process.

As a result of these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in and an understanding of the complexities of the business and a financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of June 30, 2009.  At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

Remediation Steps to Address Material Weaknesses:

Based on findings of material weaknesses in our internal control over financial reporting as of June 30, 2009, we have taken steps to strengthen our internal controls within the financial reporting process. We have added to the expertise and depth of personnel within the Brotman accounting department, including the appointment of a new Chief Financial Officer, with specific and significant expertise in the critical areas identified above. We also added additional resources to assist in the review and preparation of significant account balance reconciliations as well as the implementation of new policies and procedures. Also, senior management has increased its scrutiny and oversight of Brotman’s financial statements and has performed significant top-down financial statement analysis to gain additional assurance as to the accuracy of Brotman’s financial information. As previously stated, we will continue to work on and improve the financial reporting process of Brotman and its impact on the corporate consolidating FRP. In review, the principal measures that we are in the process of undertaking to remediate the deficiencies are as follows:

•                  Hired a new Chief Financial Officer and added additional resources to implement a sound financial reporting process;

•                  Enhanced Brotman’s accounting and finance policies and implemented robust monitoring control procedures and analytics to prevent or detect a misstatement on a timely basis;

•                  In the process of developing a financial reporting responsibility matrix, close calendar and checklist for Brotman, whereby all general ledger accounts and financial statement line items are specifically assigned to a specific member of the accounting department to perform monthly, quarterly and year-end analysis. The analysis will be reviewed by senior members of the accounting department team for accuracy and integrity;

•                  Developing a formal monthly, quarterly and annual reporting package, including specific reporting and information for identified key risk areas, with formal sign off by the financial executive with specific oversight of each area; and

•                  Writing formal accounting policies and procedures with regular compliance reviews of key risk areas to evaluate the designing and effectiveness of controls.

•                  Enhancing the corporate FRP oversight of the above mentioned controls and process.

Changes in Internal Control over Financial Reporting

Except as discussed above, regarding Brotman, there were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company was subject to certain financial and administrative covenants, cross default provisions and other conditions required by the now-repaid loan agreements with its former lenders as of June 30, 2009, including a maximum senior debt/EBITDA ratio, a minimum fixed-charge coverage ratio and a minimum EBITDA level.  The Company exceeded the maximum senior debt/EBITDA ratio of 3.75 as of September 30, 2007. The Company also exceeded the maximum senior debt/EBITDA ratio of 3.75 and failed to meet the minimum fixed charge coverage ratio of 1.25 as of and for the rolling twelve-month periods ended December 31, 2007 and March 31, 2008. In addition, the Company did not comply with certain administrative covenants for periods ended September 30, 2007, December 31, 2007, and March 31, 2008.

On February 13, 2008, April 10, 2008 and May 14, 2008, the Company and its former lenders entered into forbearance agreements, whereby the lenders agreed not to exercise their rights under the credit facility through May 15, 2008, subject to satisfaction of specified conditions. For the period January 28, 2008 through April 10, 2008, interest was assessed at default rates. Under the April 2008 forbearance agreements, the applicable margin on the first and second lien term loans was permanently increased to 750 and 1,175 basis points, respectively, and the range of applicable margins on the revolving line of credit was increased to 500 to 750 basis points. The agreements also provide that the LIBOR rate shall not be less than 3.5% over the term of the credit facilities. During the forbearance periods, the Company had limited or no access to the line of credit. The Company also agreed to pay certain fees and expenses to the former lenders and their advisors as described below.

On May 15, 2008, the Company and its former lenders entered into agreements to waive past covenant violations and amended the financial covenant provisions prospectively starting in April 2008 to modify the required ratios and to increase the frequency of compliance reporting from quarterly to monthly for a specified period. Effective May 15, 2008, the maximum senior debt/EBITDA ratios were increased to levels ranging from 3.90 to 7.15 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were increased to levels ranging from 3.30 to 3.75 beginning with the September 30, 2009 quarterly reporting period through maturity of the term loan. The minimum fixed charge coverage ratios were reduced to levels ranging from 0.475 to 0.925 for monthly reporting periods from April 30, 2008 through June 30, 2009 and were reduced to levels ranging from 0.85 to 0.90 beginning with the September 30, 2009 quarterly reporting periods through maturity of the term loan. The Company was also required to meet a new minimum EBITDA requirement for future reporting periods and has met all debt service requirements on a timely basis.

In connection with obtaining the forbearance and waivers, during the second and third quarters of 2008, the Company paid $450,000 in fees to Bank of America, N.A., which was included in general and administrative expenses and $1,525,000 in forbearance fees to the former lenders, which was included in interest expense. In addition, the Company incurred $860,000 in legal and consulting fees to the lenders’ advisors related to the forbearance activities, which was included in general and administrative expenses. Pursuant to the amended senior credit facility agreement, the Company was required to pay an amendment fee of $758,000 in cash and add 1% to the principal balance of the first and second-lien debt and the revolving line of credit totaling $1,514,000. The Company was also required to incur an additional 4% “payment-in-kind” interest expense on the second lien debt, which was added to the principal balance on a monthly basis. The 4% could be reduced on a quarterly basis by 0.50% for each 0.25% reduction in the Company’s consolidated leverage ratio. In connection with the modifications of the first and second-lien term debt and the revolving line of credit, the Company wrote off the remaining unamortized discount and debt issuance costs relating to the early extinguishment of the Company’s existing debt totaling of $6,036,000, and expensed as debt extinguishment costs the amendment fees of $758,000 that was paid to its former lenders and the $1,514,000 “payment-in-kind” interest added to the new debt, resulting in a total charge of $8,308,000 in connection with this debt extinguishment. Additionally, the Company capitalized $327,000 of legal and consulting fees to the lenders’ advisors related to the new credit agreements.

The Company was in compliance with the amended financial covenant provisions for the April 2008 through March 2009 monthly reporting periods. The Company continued to meet all debt service requirements on a timely basis; however, on March 19, 2009, it received written notices from its former lenders  which provided that they would begin assessing default interest rates based on assertions that the Company was in default of a requirement to sell certain of the Company’s assets by a specified date.  Additionally, on April 17, 2009, the Company received notices from its former lenders asserting that the Company’s April 14, 2009 increase in ownership of Brotman Medical Center, Inc. violated certain provisions of the amended credit agreements.  Effective with the first asserted default, interest was assessed at default rates on all loans. The Company contested both asserted events of default. On June 30, 2009, the Company entered into amendments to its former credit facility pursuant to which, among other things, the lenders waived all asserted events of default and stopped assessing default interest.  In connection with these amendments, the Company also entered into an amendment and waiver related to its swap agreements which provided that the alleged events of default under the former credit facility would not trigger an event of default under the swap agreements. The amendments required the Company to refinance the former credit facility no later than October 31, 2009, which requirement was fulfilled as set forth in the following paragraph.

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%.  The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933.  Also, in connection with the issuance of the Notes, the Company entered into a three-year $15 million revolving credit facility, which was undrawn at closing.  The interest rate under the revolving credit facility will be at LIBOR plus an applicable margin of 7.00% with a LIBOR floor of 2.00%. The Company used the net proceeds from the sale of the Notes to repay in full all amounts outstanding under the former credit facility discussed above, plus a prepayment premium of approximately $2.6 million.  On July 23, 2009, the Company terminated the master swap agreement and the swap arrangements thereunder, and on July 29, 2009, the Company paid the swap counterparty $11.7 million in final settlement of all amounts owing under the swap arrangements.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective May 12, 2009, the Company and Samuel S. Lee (our Chief Executive Officer and Chairman of our Board of Directors) entered into an Amended and Restated Executive Employment Agreement (“Agreement”).  The Agreement amends and restates the Original Agreement (as amended by the First, Second, and Third Amendments) in its entirety, and provides for an increased annual base salary for Mr. Lee during fiscal year 2009 in the amount of $950,000 (retroactive to April 1, 2009).  It also provides that Mr. Lee will be eligible for an annual bonus tied to the Company’s attainment of certain EBITDA targets and allows the Compensation Committee of the Company’s Board of Directors to grant discretionary bonuses as it determines appropriate.

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

Exhibit No.	Title
10.1*	Indenture, dated July 29, 2009, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee).

10.2*

Registration Rights Agreement, dated July 29, 2009, among the Company, certain of its subsidiaries and affiliates (as guarantors) and RBC Capital Markets Corporation and Jefferies & Company, Inc. (as the initial purchasers).

10.3*	Credit Agreement, dated July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as syndication agent) and the lenders party thereto.

10.4**

Continuing Guaranty, dated July 29, 2009, in favor of Royal Bank of Canada (as administrative agent), by: Alta Hospitals System, LLC; Alta Hollywood Hospitals, Inc.; Alta Los Angeles Hospitals, Inc.; Genesis Healthcare of Southern California, Inc., a Medical Group; Pomona Valley Medical Group, Inc.; ProMed Health Care Administrators; ProMed Health Services Company; Prospect Hospital Advisory Services, Inc.; Prospect Health Source Medical Group, Inc.; Prospect Medical Group, Inc.; Prospect Medical Systems, Inc.; Prospect NWOC Medical Group, Inc.; Prospect Professional Care Medical Group, Inc.; Starcare Medical Group, Inc.; and Upland Medical Group, a Professional Medical Corporation.

10.5**

Intercreditor Agreement, dated July 29, 2009, among Prospect Medical Holdings, Inc. and certain of it subsidiaries from time to time parties thereto, Royal Bank of Canada (as first lien collateral agent), U.S. Bank National Association (as second lien collateral agent) and Royal Bank of Canada (as control agent).

10.6**	Credit Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender).

10.7**	Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA West 16, LLC (as lender).

10.8**	Amendment No. 1 to Loan Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and JHA West 16, LLC (as lender).

10.9**	Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender).

10.10**	Amendment No. 1 to Loan Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender).

10.11**	Amendment to Fifth Amended and Restated Assignable Option Agreement, dated July 29, 2009, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D.

10.12**	Amendment to Third Amended and Restated Option Agreement, dated July 29, 2009, between Prospect Medical Group, Inc. and Arthur Lipper, M.D.

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed by the Company with the Securities and Exchange Commission on July 29, 2009 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

August 19, 2009	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

August 19, 2009	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)