Form 10-Q
period 2009-12-31
PROSPECT MEDICAL HOLDINGS INC
filed 2010-02-16
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of February 12, 2010 was 20,792,520.

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,389	$37,768
Restricted cash	1,983	1,395
Investments, primarily restricted certificates of deposit	634	665
Patient accounts receivable, net of allowance for doubtful accounts of $13,090 and $11,715 at December 31, 2009 and September 30, 2009	42,344	36,806
Government program receivables	2,943	4,852
Risk pool receivables	120	—
Other receivables	1,561	1,655
Third party settlements	379	1,575
Notes receivable, current portion	57	56
Refundable income taxes, net	—	1,558
Deferred income taxes, net	6,644	6,644
Inventories	4,151	4,137
Prepaid expenses and other current assets	6,784	5,380
Total current assets	109,989	102,491
Property, improvements and equipment:
Land and land improvements	31,028	31,028
Buildings	23,920	23,665
Leasehold improvements	2,032	2,029
Equipment	20,930	20,255
Furniture and fixtures	891	913
	78,801	77,890
Less accumulated depreciation and amortization	(14,935)	(14,166)
Property, improvements and equipment, net	63,866	63,724
Notes receivable, less current portion	343	357
Deposits and other assets	301	694
Deferred financing costs, net	7,785	8,205
Goodwill	153,250	153,250
Other intangible assets, net	45,325	46,425
Total assets	$380,859	$375,146

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2009	September 30, 2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$15,784	$16,824
Accounts payable and other accrued liabilities	34,683	31,773
Accrued salaries, wages and benefits	22,206	24,903
Due to government payer	13,834	13,834
Income taxes payable, net	381	—
Current portion of capital leases	836	820
Current portion of long-term debt	5,543	3,805
Other current liabilities	954	629
Total current liabilities	94,221	92,588

Long-term debt, net of current portion	172,594	172,539
Deferred income taxes	29,975	29,975
Malpractice reserve	2,821	2,824
Capital leases, net of current portion	956	569
Other long-term liabilities	166	162
Total liabilities	300,733	298,657
Commitments, Contingencies and Subsequent Event
Shareholders’ equity:
Prospect Medical Holdings, Inc.’s shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,761,944 and 20,619,278 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	208	206
Additional paid-in capital	95,669	94,498
Accumulated deficit	(15,444)	(18,303)
Total Prospect Medical Holdings, Inc.’s shareholders’ equity	80,433	76,401
Noncontrolling interest	(307)	88
Total shareholders’ equity	80,126	76,489
Total liabilities and shareholders’ equity	$380,859	$375,146

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenues:
Net hospital services revenues	$69,412	$35,323
Medical group revenues	46,684	48,131
Total revenues	116,096	83,454
Operating expenses:
Hospital operating expenses	49,668	22,146
Medical group cost of revenues	36,845	37,612
General and administrative	16,128	12,385
Depreciation and amortization	2,078	1,766
Total operating expenses	104,719	73,909
Operating income from unconsolidated joint venture	450	353
Operating income	11,827	9,898
Other (income) expense:
Investment income	(29)	(48)
Interest expense and amortization of deferred financing costs	6,889	6,138
Loss in value of interest rate swap arrangements	—	9,668
Total other (income) expense, net	6,860	15,758
Income (loss) before income taxes	4,967	(5,860)
Provision (benefit) for income taxes	2,503	(2,419)
Net income (loss)	2,464	(3,441)
Net income (loss) attributable to noncontrolling interest	(395)	4
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$2,859	$(3,445)

Per share data:
Net income (loss) attributable to Prospect Medical Holdings, Inc. per common share
Basic	$0.14	$(0.17)
Diluted	$0.13	$(0.17)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Operating activities
Net income (loss)	$2,464	$(3,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,078	1,766
Amortization of deferred financing costs	459	34
Amortization of original issue discount	419	—
Payment-In-kind interest expense	—	251
Loss on interest rate swap arrangements	—	9,668
Provision for bad debts	6,970	1,493
Loss on disposal of assets	(7)	—
Stock based compensation	1,173	294
Deferred income taxes, net	—	(3,845)
Amortization of other comprehensive income	—	220
Changes in assets and liabilities, net of business combination:
Risk pool receivables	(120)	338
Patient and other receivables	(9,310)	(2,654)
Prepaid expenses and other	(1,404)	(904)
Inventory	(14)	(76)
Refundable income taxes	1,558	2,294
Deposits and other assets	393	84
Accrued medical claims and other health care costs payable	(1,040)	(1,563)
Accounts payable and other accrued liabilities	539	(2,480)
Income taxes payable	381	—
Net cash provided by operating activities	4,539	1,479
Investing activities
Purchases of property, improvements and equipment	(481)	(221)
Collections on notes receivable	13	14
Increase in restricted certificates of deposit	31	—
Net cash used in investing activities	(437)	(207)
Financing activities
Borrowings on line of credit	26,251	—
Repayments on line of credit	(24,596)	—
Repayments on Class 4 Note	(281)	—
Change in restricted cash	(588)	—
Repayments of term loan	—	(1,720)
Payments on capital leases	(228)	(93)
Cash paid for deferred financing costs	(39)	—
Net cash provided by (used in) financing activities	519	(1,813)

Net increase (decrease) in cash and cash equivalents	4,621	(541)
Cash and cash equivalents at beginning of period	37,768	33,583
Cash and cash equivalents at end of period	$42,389	$33,042
Supplemental cash flow information
Equipment acquired under capital lease	$631	$195
Interest paid	$930	$5,719
Income taxes paid, net	$920	$1,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

1. Business

Prospect Medical Holdings, Inc. (“Prospect” or the “Company”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”) or medical clinics. Following the Alta acquisition and acquisition of a majority stake in Brotman Medical Center, Inc., a California corporation (“Brotman”) on April 14, 2009 (see Note 7), as of December 31, 2009, the Company owns and operates five community-based hospitals in Southern California, and its operations are organized into three primary reportable segments: Hospital Services, Medical Group, and Corporate as discussed below.

Hospital Services Segment

Alta and Brotman (collectively, the “Hospital Services segment”) own and operate in the aggregate five hospitals in Los Angeles County, all accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations), with a total of approximately 759 licensed beds served by 844 on-staff physicians at December 31, 2009. Alta owns (i) Alta Hollywood Hospitals, Inc., a California corporation dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the “Acquisition Date”), the Company increased its existing approximately 33.1% ownership stake in Brotman, to approximately 71.9% via an investment of approximately $2.5 million in cash, thereby obtaining a controlling interest. Brotman owns and operates Brotman Medical Center, located in Culver City.

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

The table below gives a brief overview of the Company’s hospitals and the locations they serve:

Name/Location	Primary Service	Number of Beds
Hollywood Community Hospital Hollywood, CA 100% owned	Medical/Surgical	100 licensed beds/100 staffed beds
Los Angeles Community Hospital Los Angeles, CA 100% owned	Medical/Surgical	130 licensed beds/121 staffed beds
Norwalk Community Hospital Norwalk, CA 100% owned	Medical/Surgical	50 licensed beds/50 staffed beds
Brotman Medical Center Culver City, CA 72% owned	Medical/Surgical	420 licensed beds/272 staffed beds
Van Nuys Community Hospital Van Nuys, CA 100% owned	Psychiatric	59 licensed beds/59 staffed beds

Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third-party payers, including some commercial insurance carriers, health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”).

Medical Group Segment

The Medical Group segment is a health care management services organization that provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with health maintenance organizations (“HMOs”) to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Group’s contract with physicians (primary care and specialist) and other health care providers to provide enrollees with all of their medical services. Prospect currently manages the provision of prepaid health care services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of December 31, 2009 (each, an “Affiliate”):

Prospect Medical Group, Inc. (“PMG”)

Santa Ana-Tustin Physicians Group, Inc. (“SATPG”)

Prospect Health Source Medical Group, Inc. (“PHS”)

Prospect Professional Care Medical Group (“PPCM”)

Prospect NWOC Medical Group, Inc. (“PNW”)

Starcare Medical Group, Inc. (“PSC”)

APAC Medical Group, Inc. (“APA”) (Inactive)

Nuestra Famila Medical Group, Inc. (“Nuestra”)

AMVI/Prospect Health Network (“AMVI/Prospect”)

Genesis HealthCare of Southern California (“Genesis”)

Pomona Valley Medical Group (“PVMG”)*

Upland Medical Group (“UMG”)*

*              PVMG and UMG are collectively referred to as the “ProMed Entities.”

These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by Prospect:

Prospect Medical Systems, Inc. (“PMS”)

ProMed Health Care Administrators, Inc. (“PHCA”)

All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 55% owned by a nominee physician shareholder pursuant to an assignable option agreement described below, and AMVI/Prospect which is a 50/50 Joint Venture between AMVI and PMG. PMG is owned by the same nominee physician shareholder pursuant to a separate assignable option agreement. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying unaudited condensed consolidated financial statements.

As of December 31, the Medical Group segment manages services to the following number of enrollees under contracts with various health plans (in thousands):

	As of December 31
	2009	2008
Commercial	131.1	147.1
Medicare	21.7	21.6
Medi-Cal	20.1	21.6
Totals	172.9	190.3

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

The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2009.

As discussed more fully in Note 11, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) that establishes accounting and reporting standards for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. As required by this guidance, the Company has adjusted the presentation of noncontrolling interests in the prior period condensed consolidated financial statements so that they are comparable to those of the fiscal 2010 period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and controlled entities in accordance with ASC 810-10 (previously Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements” and Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the unaudited condensed consolidated financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, receivables for medical services, allowances for contractual discounts and uncollectible accounts, accruals for medical claims, impairment of goodwill, long-lived assets and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims, reserves for the outcome of litigation, and valuation allowances for deferred tax assets.

Subsequent Events

The Company’s condensed consolidated financial statements  are considered issued when filed with the SEC.  Accordingly, the Company has evaluated subsequent events up to the filing date of this Form 10-Q with the SEC (see Note 14).

Restricted Cash

At December 31, 2009, restricted cash was established at Brotman pursuant to Brotman’s Amended Plan of Reorganization, consisting of contingency reserves, totaling $1,750,000 held in escrow for property taxes, maintenance and emergency room construction required under the JHA loan agreement (see Note 6). Additionally, $233,000 was held in a restricted account pursuant to workers compensation arrangements.

Restricted Investments

The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying unaudited condensed consolidated balance sheet, as they are restricted for payment of current liabilities.

Due to Governmental Payer and Third-Party Settlements

Following the acquisition of Brotman, effective April 14, 2009, the Company recorded a liability to the Centers for Medicare and Medicaid Services (“CMS”) arising out of outlier payments received for services provided by Brotman to Medicare eligible inpatients for the last four months of calendar 2005, all of calendar 2006, and approximately six weeks of calendar 2007 (ending February 15, 2007).

While Brotman reports financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology based on the diagnosis of the patient, but are entitled to receive additional payments, referred to as “outliers” for patients whose treatment is unusually costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the “RCC”) based on the average prevailing market rate in Southern California. This RCC was an interim estimate provided by CMS, subject to final determination upon filing of the hospital’s cost reports. Upon filing cost reports, subsequent information called into question whether the interim RCC provided by CMS was supportable, giving rise to a potential claim for return of overpayments. Brotman filed its cost reports with CMS for 2005, 2006 and 2007, respectively, which have been tentatively reviewed by the fiscal intermediary exclusive of any outlier reconciliation to be conducted directly by CMS. CMS has not conducted any outlier reconciliations, has not notified the hospital of any pending reconciliation to be conducted and has not determined the amount of any liability at this point related to possible overpayments. As of December 31 and September 30, 2009, an estimated liability of $13,834,000, was included in the accompanying unaudited condensed consolidated balance sheet related to this matter. Brotman and Alta have accrued estimated settlement net receivables in the amount of $379,000 for filed cost reporting years and estimates for the three months ended December 31, 2009.  At September 30, 2009, estimated net receivables for cost reports were approximately $1,575,000.

Revenues

Revenues by reportable segment are comprised of the following amounts (in thousands):

	Three Months Ended December 31,
	2009(1)	2008
Net Hospital Services
Inpatient	$61,324	$33,240
Outpatient	7,925	1,722
Other	163	361
Total net Hospital Services revenues	$69,412	$35,323
Medical Group
Capitation	$46,449	$47,762
Management fees	153	144
Other	82	225
Total Medical Group revenues	$46,684	$48,131
Total revenues	$116,096	$83,454

(1)  Brotman revenues have been included in the accompanying unaudited condensed consolidated financial statements effective April 14, 2009, when the Company acquired a majority stake in Brotman.  Accordingly, the three months ended December 31, 2009 include the operations of Brotman.

The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance.  The Company’s operations are organized into three reporting segments: (i) Hospital Services, (ii) Medical Group management, and (iii) Corporate (see Note 8).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), net of taxes, and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the swaps ceased to be eligible for hedge accounting under ASC 815. As a result, all further changes in fair value of the swaps were recorded in the consolidated statements of operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 continued to be amortized to interest expense, using the effective interest method, over the remaining life of the swaps. The remaining unamortized portion of the interest rate swaps was expensed in July 2009 in connection with the Company’s termination of such swaps.

The components of comprehensive income (loss) for the periods ended December 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2009	2008
Net income (loss)	$2,859	$(3,445)
Amortization of fair value of interest rate swaps, net of tax	—	220
Comprehensive income (loss)	$2,859	$(3,225)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the unaudited condensed consolidated statement of operations.

3. Equity-Based Compensation Plans

On August 13, 2008, following stockholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) have been discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan that were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan. As of December 31, 2009, there were 795,250 shares available for future grants under the 2008 Plan.

Under the terms of the 2008 Plan, the exercise price of an ISO may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant and, if granted to a shareholder owning more than 10% of the Company’s Common Stock, then not less than 110%. Stock options granted under the 2008 Plan have a maximum term of 10 years from the grant date, and are exercisable at such time and upon such terms and conditions as determined by the Committee. Stock options granted to employees generally vest over four years, while options granted to certain executives typically vest over a shorter period, subject to continued service. In the case of an ISO, the amount of the aggregate fair market value of Common Stock (determined at the time of grant) with respect to which ISO are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

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

Stock Options Activity

The following table summarizes information about our stock options outstanding at December 31, 2009 and activity during the three-month period then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2009	4,333,335	$3.00
Granted	420,000	$4.47
Exercised	—	$—
Forfeited	(240)	$5.20
Expired	(58,000)	$6.45
Outstanding as of December 31, 2009	4,695,095	$3.09	$6,056,622	44
Vested and exercisable as of December 31, 2009	3,040,911	$3.07	$4,113,651	42

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

Stock-Based Compensation Expense

Under ASC 718, “Share-Based Payments,” compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant, estimated using an option pricing model.

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

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Three Months Ended December 31, 2009
Weighted average fair value of option grants	$1.67
Weighted average market price of the Company’s common stock on the date of grant	$4.40
Weighted average expected life of the options	3.07	years
Risk-free interest rate	1.38%
Weighted average expected volatility	54.49%
Dividend yield	0.00%

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

During the three months ended December 31, 2009, an aggregate of 420,000 options were issued under the 2008 Plan, of which 220,000 were granted to Samuel S. Lee in connection with his employment as the Chief Executive Officer of the Company and 200,000 were granted to Mike Heather in connection with his employment as Chief Financial Officer of the Company. As of December 31, 2009, two-thirds of the shares granted to the Chief Executive Officer had vested and one-third of shares granted to the Chief Financial Officer had vested.

Stock-based compensation expense for stock options recognized in the three months ended December 31, 2009 and 2008 was approximately $520,000 and $263,000, respectively. At December 31, 2009, there were 2,990,305 unvested options with related compensation expense of approximately $1,139,000 which will be recognized ratably over a weighted average remaining vesting period of 49 months.

Restricted Stock Award Activities

On August 15, 2008, the Company granted 200,000 shares of restricted stock to its Chief Financial Officer with a grant date fair value of $2.40 per share. As of December 31, 2009, all of such shares had fully vested. On December 18, 2009, the Company granted an aggregate of 210,000 shares of restricted stock to its Chief Executive Officer and Chief Financial Officer. As of December 31, 2009, two-thirds of the shares granted to the Chief Executive Officer had vested and one-third of the shares granted to the Chief Financial Officer had vested.  Compensation expense relating to restricted stock of approximately $509,000 was recorded during the three months ended December 31, 2009.

On November 12, 2009, the Company granted an aggregate of 36,000 shares of restricted stocks to the outside members of the Board of Directors. The expense relating to these shares, which vested immediately, totaling approximately $144,000, was included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements during the three months ended December 31, 2009.

4. Earnings per Share

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

The calculations of basic and diluted net income (loss) per share for the three months ended December 31, 2009 and 2008 are as follows (in thousands, except share and per-share amounts):

	Three Months Ended December 31,
	2009	2008

Net income (loss) attributable to Prospect Medical Holdings, Inc.	$2,859	$(3,445)

Weighted average common shares outstanding - basic	20,653,524	20,508, 444
Dilutive effect of stock options and warrants	1,174,325	—
Weighted average common shares outstanding - diluted	21,827,849	20,508,444

Basic	$0.14	$(0.17)
Diluted	$0.13	$(0.17)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, a certain number of stock options and warrants have been excluded from the calculation of diluted earnings per share totaling 1,434,537 and 475,774 shares, respectively, during the three months ended December 31, 2009. During the three months ended December 31, 2008, the number of stock options and warrants excluded from the computation of diluted loss per share as antidilutive were 4,603,137 and 665,973, respectively.

5. Related Party Transactions

Prospect has a controlling financial interest in the affiliated physician organizations included in its unaudited interim condensed consolidated financial statements which are owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, Inc. (“PMG”) and was the Chief Executive Officer of most of PMG’s subsidiary physician organizations. Dr. Terner also served as the sole shareholder and a director and officer of Nuestra Familia Medical Group, Inc. (“Nuestra”), an affiliated physician organization. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer through part of fiscal 2008.

The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner’s employment without cause, the Company would pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as the Chairman of the Board of Directors effective May 12, 2008. In consideration of Dr. Terner’s resignation and other promises in his resignation agreement, the Company agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in the third quarter of fiscal 2008. In September 2009, the Company ceased making payments to Dr. Terner following its determination that Dr. Terner was not entitled to receive the payments. Subsequently, Dr. Terner filed a complaint against the Company seeking restoration of the payments. The Company and Dr. Terner are currently litigating this dispute. Dr. Terner no longer serves as the nominee shareholder of the Company’s affiliated physician organizations.

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

On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc. (“PHAS”)), an affiliate of the Company, entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 7, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the

U. S. Bankruptcy Code on October 25, 2007, emerged from the Chapter 11 bankruptcy proceeding on April 14, 2009 (the “Effective Date”). On the Effective Date, the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 71.9% via an incremental investment of approximately $2.5 million. For the three months ended December 31, 2008, total fees earned under the agreement were approximately $300,000, none of which was paid and none of which was compromised pursuant to Brotman’s Chapter 11 Plan of Reorganization. Beginning April 14, 2009, amounts earned under the agreement have been eliminated in consolidation.

Effective December 15, 2009, the Board of Directors of Brotman authorized certain designated officers to enter into an amendment to the consulting services agreement, which amendment became effective on February 1, 2010 (“Amended and Restated Consulting Services Agreement”). Pursuant to the Amended and Restated Consulting Services Agreement, the consulting fees payable by the Company to PHAS were increased to 4.5% of Brotman’s net operating revenue, retroactive to April 14, 2009.  The retroactive effectiveness of this agreement resulted in $1.2 million in additional consulting fees.  All amounts under this agreement are eliminated upon consolidation.

Effective December 15, 2009, Brotman initiated a Rights Offering (“Rights Offering”), whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the Notes).  The Notes will be due three years from the date of issuance, will bear interest at 15% per annum and will be convertible at the option of the holder into shares of Brotman, at $3.34 per share.  Prospect exercised its right to purchase its pro rata share of the Notes and, effective January 7, 2010, purchased $3,500,000 of such Notes (see Note 7).

PMG, a controlled affiliate of the Company, entered into a risk pool sharing agreement, dated May 1, 2005, with Brotman. Under the agreement, PMG and Brotman agreed to establish a Hospital Control Program (as defined) to serve HMO enrollees and would earn incentive revenue or incur penalties by sharing in the risk for hospitalization based on inpatient services utilized. Risk pools are generally settled in the following year. For the three months ended December 31, 2008, all incentive revenue earned under the agreement was compromised pursuant to Brotman’s Chapter 11 Plan of Reorganization. Beginning April 14, 2009, all amounts earned under the agreement are eliminated in consolidation.

In connection with the above-described risk-sharing agreement, Prospect Medical Systems, Inc. (“PMS”) and Brotman entered into an Administrative Services Agreement, dated October 1, 2005, as amended on October 1, 2009, that provides for the administration by PMS of the payment of claims under such risk-sharing arrangement, which are eliminated in consolidation.

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

6. Long-Term Debt

Long-term debt consists of the following at December 31, and September 30, 2009, respectively (in thousands):

	December 31, 2009	September 30, 2009
Prospect’s debt:
Senior secured notes	$160,000	$160,000
Less original issue discount	(11,561)	(11,980)
	148,439	148,020
Brotman’s debt:
Revolving credit facility	4,543	2,888
Term loan-A (net of discount)	15,655	15,655
Term loan-B	6,250	6,250
Promissory Note—Creditors’ Trust	3,250	3,531
	29,698	28,324
Less current maturities	(5,543)	(3,805)
Long-term portion	$172,594	$172,539

Prospect’s Debt

Senior Secured Notes

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%. The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933. Concurrent with the issuance of the Notes, the Company entered into a three-year $15 million revolving credit facility which was undrawn at the closing and is still undrawn, with any future borrowings bearing interest at London Interbank Offered Rate (“LIBOR”) plus 7.00%, with a LIBOR floor of 2.00%.

The Company used the net proceeds from the sale of the Notes to repay all remaining amounts outstanding under its former $155 million senior secured credit facility, plus a prepayment premium of approximately $2.6 million. The Company reflected the prepayment premium, together with the write-off of approximately $560,000 of deferred financing related to its former credit facilities, as interest expense in the fourth quarter of fiscal 2009. Capitalized deferred financing costs and original issue discount related to the Notes is being amortized over the term of the related debt using the effective interest method.

The terms of the Notes are governed by an indenture among the Company, certain of its subsidiaries and affiliates (as guarantors), and U.S. Bank National Association (as trustee) (the “Indenture”). Interest is payable semi-annually in arrears on January 15 and July 15, the first payment of which was made on January 15, 2010. The terms of the revolving senior secured credit facility are governed by the Credit Agreement, dated as of July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as syndication agent) and the lenders party thereto (the “Credit Agreement”).

The Notes and the revolving senior secured credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (as such term is defined in the Indenture) other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the new revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and the assets of the subsidiary guarantors (other than accounts receivable and proceeds therefrom) including all the mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors and proceeds therefrom while the holders of the Notes have a second priority lien on such collateral.

The Indenture requires the Company to make an offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount thereof with certain proceeds of sales of assets. The Indenture also contains certain covenants that, among other things, limit the Company’s ability, and the ability of its restricted subsidiaries to: pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio. As of December 31, 2009, the Company was in compliance with the financial covenants.

Pursuant to its definitive Prospectus filed with the SEC on September 26, 2009, the Company commenced an offer to exchange (the “Exchange Offer”) up to $160 million of its newly registered 12 3/4% Senior Secured Notes, Series B, due 2014 (the “Exchange Notes” and together with the Original Notes, the “Notes”) for an equal amount of the Notes issued on July 29, 2009 (the “Original Notes”). The Exchange Notes are substantially identical to the Original Notes, except that the offer and sale of the Exchange Notes have been registered under the Securities Act of 1933, as amended, and the Exchange Notes do not bear any legend restricting their transfer. The Exchange Offer was extended on November 25, 2009 until December 3, 2009, at which time $159 million of the $160 million aggregate principal amount of private notes had been tendered and accepted for exchange. The Company filed the required Form S-4 under the Registration Rights Agreement, on September 30, 2009 and went effective on October 23, 2009.

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

Effective July 23, 2009, the Company terminated the former master swap agreement and the swap arrangements thereunder by payment, on July 29, 2009, of $11.7 million to the swap counterparty in final settlement of all amounts owed under the swap arrangements. All related amounts included in accumulated other comprehensive loss, including related deferred income taxes (of approximately $4.2 million) was recorded as interest expense and to the tax provision, respectively, as of the effective date of the swap terminations.

Brotman’s Debt

The Brotman entity has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and Unsecured Promissory Note entered into in conjunction with effecting the Plan of Reorganization described in Note 7. The Company has not guaranteed any portion of Brotman’s debt or other obligations. Given the Company’s majority ownership in Brotman, effective April 14, 2009, all Brotman debt is included in the Company’s consolidated financial statements. The Company has no obligation and has limited ability to fund Brotman’s operations post acquisition. Under the senior secured notes credit agreement, the Company is permitted to make additional investments in Brotman in an aggregate amount not to exceed $10,000,000, provided that such investments can exceed $10,000,000 if the amounts are funded solely with the proceeds of Equity Interests of the Company (as defined).

Senior Secured Revolving Credit Facility

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC (“Gemino”) for a three-year, $6.0 million, senior credit facility secured by Brotman’s accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for Aging (“JHA”) loan (see below) maturity date and bears interest at LIBOR plus 7% per annum (11.0% at December 31, 2009), given a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the actual outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009, with the amount being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with certain financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ended June 30, 2009, (ii) 1.15:1.00 originally for the fiscal quarter ended September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter. As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement. Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ending December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ending June 30, 2010 and September 30, 2010, (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011, and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. As of December 31, 2009, Brotman was in compliance with the required financial covenants under the amended credit agreement.

Secured Credit Facilities Term Loan: A and B

On April 14, 2009, the effective date of the Plan of Reorganization, Brotman consummated the transactions contemplated in the JHA financing and the JHA loan documents. Under the terms of the JHA loan agreements, JHA agreed to provide Brotman with up to $22.25 million in financing, consisting of two term loans: (i) a Term A loan of $16 million (the “Term A Loan”) with a 24-month term and (ii) a Term B loan of up to $6.25 million, with a term of 36 months (the “Term B Loan”). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan are secured by certain of Brotman’s personal property, and a mortgage on certain of Brotman’s real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2009, with that amount being amortized over the term of the related debt using the effective interest method.

With respect to the Term A Loan, JHA was granted the right (“Put Right”) to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time after April 14, 2010 and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance.  Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A Loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010.  Based on such amendment, as of December 31, 2009, the loan has been reflected as noncurrent in the accompanying unaudited condensed consolidated balance sheet.

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

In accordance with relevant accounting pronouncements, the Term A Loan, which contains a real estate purchase option, is recorded at its present value, with any excess of the proceeds over that amount recorded as an option deposit liability account. The present value of the loan is estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. Based on an estimated market interest rate of 10.0%, the present value of the loan was estimated to be approximately $15,667,000 at inception. The difference of $345,000 between the recorded present value and the carrying value of the loan has been recorded as a discount against the loan and is being amortized to interest expense, using the effective interest rate method, over the term of the loan.

Subordinated Promissory Note

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust (as defined in the Plan of Reorganization) for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorganization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Medical Holdings, Inc. in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 5).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will remain at $100,000 per month until such time as permitted by applicable agreement or the Creditor Trust Note has been amended or repaid.

7. Acquisitions

Brotman Medical Center, Inc.

On August 31, 2005, the Company invested $1 million for an approximately 33.1% stake in Brotman, a 420-bed licensed and accredited acute care hospital, located in Culver City, California, with the intention of offering joint contracting to HMOs operating in Brotman’s service area. Brotman incurred significant losses before and after the Company’s initial investment and, on October 25, 2007 (the “Petition Date”), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Effective April 22, 2008, Samuel S. Lee (Prospect’s CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman. On April 14, 2009 (The “Effective Date”), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the “Plan of Reorganization”) of Brotman whereby, among other things, all of Brotman’s outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan of Reorganization) totaling $3,500,000, holders of Brotman’s existing securities would receive New Common Stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made additional cash investments in Brotman, totaling $2,519,000, thereby acquiring an additional 38.86% ownership interest, which brought its total ownership interest to 71.96%.

For financial accounting purposes, the additional investment in Brotman was referred to as the “Brotman Acquisition” and in accordance with SFAS No. 141, “Business Combinations”, the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company’s incremental ownership interest in Brotman. Under SFAS No. 141, the aggregate cost of the acquired assets, which includes cash paid of $2.5 million and expenses incurred in connection with the acquisition totaling $37,000, were preliminarily allocated to the assets acquired and liabilities assumed. SFAS No. 141 is pre-Codification literature, the provisions of ASC 805 is not effective for the Company until October 1, 2009. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill and identifiable intangible asset. Due to negative net book value of assets acquired, goodwill attributable to the noncontrolling (formerly minority) interest was not recognized. As the non-controlling interest in Brotman exceeds 20%, the accounting basis in the acquired ownership in Brotman have not been pushed-down to the financial statements of Brotman and have been reflected in the Parent Company financial statements. The results of operations of Brotman have been included in consolidated financial statements since the April 14, 2009 acquisition date. Brotman’s operations for the three months ended December 31, 2009 reflected a net loss. The Company does not have the intent or ability, including under the terms of its debt agreement, to provide significant financial support to Brotman. Prior to October 1, 2009, a pro rata share of net income attributable to minority interest was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company. Effective October 1, 2009, with the adoption date of new accounting literature (see Note 11), a pro rata share of net loss attributable to noncontrolling interest was reported as a component of equity separate from the Company’s equity in the unaudited condensed consolidated balance sheet and as net loss attributable to noncontrolling interest in the unaudited condensed consolidated statement of operations.

Effective December 15, 2009, Brotman initiated a Rights Offering (“Rights Offering”), whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”). The Rights Offering deadline was originally December 30, 2009, but extended to January 7, 2010. The Brotman Notes will be due three years from the date of issuance, will bear interest at 15% per annum and will be convertible at the option of the holder into shares of Brotman, at $3.34 per share. PHAS planned on exercising its right to purchase its pro rata (approximately 72%) share of the Brotman Notes, as well as any Brotman Notes offered that were not purchased by other Brotman shareholders. Brotman intends to use the proceeds from the Brotman Notes to repay approximately $2 million currently due to Prospect, with the balance of the proceeds being used to retire certain other obligations of Brotman. A dispute exists between Culver Hospital Holdings, L.P. (“Culver”), Brotman’s second largest shareholder, and Prospect, PHAS, and Brotman’s directors regarding obligations allegedly owed to Culver as a minority shareholder.  In connection with this dispute, PHAS and Prospect entered into an agreement with Culver under which the parties agreed that the Rights Offering will be temporarily suspended in certain respects as it relates to Culver and PHAS and that PHAS could purchase, but not convert, $3,500,000 of the Brotman Notes.  PHAS made such purchase on January 7, 2010.

The following is an analysis of the preliminary allocation of assets acquired and liabilities assumed and the preliminary goodwill and identifiable intangible asset amount recognized in connection with the Brotman Acquisition, as of April 14, 2009 (in thousands):

Assets acquired	$53,302
Liabilities assumed	(78,119)
Net liabilities assumed	(24,817)
Total purchase consideration	(2,556)
Purchase consideration in excess of net liabilities assumed	(27,373)
Identifiable intangible—trade name	3,000
Estimated goodwill	$24,373

The assets acquired include the relative percentage (38.83%) of the step up in basis of the assets acquired to estimated fair value amounting to $10,547,000.

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

The following unaudited pro forma financial information for the three month period ended December 31, 2008 gives effect to the acquisition of Brotman as if it had occurred on October 1, 2008. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies or operational or other changes that might have been effected by the Company. Significant proforma adjustments include increased depreciation related to fixed assets acquired (in thousands).

Three Months Ended December 31, 2008

Net revenue	$111,413
Net loss attributable to common stockholders	$(4,400)
Net loss per share:
Basic	$(0.21)
Diluted	$(0.21)

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Management is currently implementing operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing of this debt. Prospect has limited ability to fund Brotman’s post acquisition operations (Note 6).

Management is currently assessing the Company’s ability to utilize the state deferred tax assets, mainly comprised of California net operating loss carryforwards, acquired through the Brotman acquisition. This assessment has not yet been finalized.

8. Segment Information

ASC 815 provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

The Company’s operations are organized into three reporting segments: (i) Hospital Services—which is comprised of Alta and Brotman reporting units, owns and operates five community-based hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital, Van Nuys Community Hospital and Brotman Medical Center; (ii) Medical Group—which is comprised of Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations; and (iii) Corporate. Corporate represents expenses incurred in Prospect Medical Holdings, Inc. (the “Parent Entity”), which were not allocated to the other reporting segments.

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

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker (in thousands):

	As of and for the Quarter Ended December 31, 2009
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$69,412	$46,762	$—	$—	$116,174
Intersegment revenues	—	—	—	(78)	(78)
Total revenues	69,412	46,762	—	(78)	116,096
Operating income (loss)	12,581	2,749	(3,503)	—	11,827
Investment income	—	(29)	(106)	106	(29)
Interest expense and amortization of deferred financing costs	1,198	—	5,797	(106)	6,889
Income (loss) before income taxes	$11,383	$2,778	$(9,194)	$—	$4,967
Identifiable segment assets	$273,382	$96,897	$10,580	$—	$380,859
Segment capital expenditures, net of dispositions	$427	$48	$6	$—	$481
Segment goodwill	$130,911	$22,339	$—	$—	$153,250

	As of and for the Quarter Ended December 31, 2008
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$35,323	$48,131	$—	$—	$83,454
Intersegment revenues	—	—	—	—	—
Total revenues	35,323	48,131	—	—	83,454
Operating income (loss)	9,118	2,805	(2,025)	—	9,898
Investment income	—	(26)	(22)	—	(48)
Interest expense and amortization of deferred financing costs	42	—	6,096	—	6,138
Loss on interest rate swap arrangements	—	—	9,668	—	9,668
Income (loss) before income taxes	$9,076	$2,831	$(17,767)	$—	$(5,860)
Identifiable segment assets	$196,561	$159,990	$(61,997)	$—	$294,554
Segment capital expenditures, net of dispositions	$376	$40	$—	$—	$416
Segment goodwill	$106,539	$22,339	$—	$—	$128,878

(1)           Prospect Medical Holdings, Inc. files consolidated tax returns and allocates costs for shared services and corporate overhead to each of the reporting segments. With the exception of Brotman Acquisition, all acquisition-related debt, including those related to the Medical Group and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, and gain or loss on interest rate swaps to each of the reporting segments.

(2)           Prospect Medical Group (which serves as a holding company for the other affiliated physician organizations) files consolidated tax returns.

(3)           Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

(4)           Brotman amounts have been included after April 14, 2009; as such are not included for the quarter ended December 31, 2008.

9. Income Taxes

The Company recorded a tax provision (benefit) of approximately $2.5 million and $(2.4) million for the three months ended December 31, 2009 and 2008, respectively, with effective tax rates of 50.4% and 41.0%, respectively. The higher effective tax rate in the fiscal 2010 period was primarily due to not recognizing the tax benefit from Brotman’s loss for federal tax purposes.

As part of the Brotman acquisition, management of the Company adopted ASC 740-10, accounting for uncertain tax positions, for Brotman and determined that no material unrecognized tax benefits exist as of December 31, 2009.  Since its inception in 2005, Brotman has generated, and still maintains substantial net operating loss carryfowards which are open for examination by taxing authorities.

10. Fair Value of Financial Investments

Effective April 1, 2009, the Company adopted ASC 825-10 (previously issued as FASB Staff Position FAS 107-1 and APB 28-1, “Disclosures About Fair Value of Financial Instruments”). This Statement requires that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. It also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. The fair values of the Company’s current assets and current liabilities approximate their reported carrying amounts. The carrying values and the fair values of non-current financial assets and liabilities, that qualify as financial instruments under ASC 825-10-50 (previously issued as FAS No. 107, “Disclosures about Fair Value of Financial Instruments,”) were as follows (in thousands).

	At December 31, 2009
	Carrying Amount	Fair Value
Assets:
Long-term note receivable	$343	$324
Liabilities:
Long-term debt	$172,594	$191,675

The fair value of the notes receivable, which was received as part of the consideration for the sale of three medical clinics in April 2004, was estimated based on expected future payments discounted at risk-adjusted rates. The fair value of the Company’s long-term debt was determined based on quoted market prices with respect to Prospect’s Notes and based on expected future payments discounted at risk-adjusted rates of 10.0% with respect to Brotman’s debt.

The Company adopted ASC 820-10, (previously issued as SFAS No. 157 “Fair Value Measurements”) for financial assets and liabilities on October 1, 2008 and adopted the provisions for non-financial assets and liabilities on October 1, 2009. ASC 820-10 defines fair value, establishes guidelines for measuring fair value and expands disclosure about fair value measurements.  It does not create or modify any current GAAP requirements to apply fair value accounting.  However, it provides a single definition for fair value that is to be applied consistently for all prior accounting pronouncements.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.  ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

Financial Items measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Restricted Assets:
Restricted Investments—money market mutual funds	$490	$490	$—	$—

The Company’s investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The investment instruments that are valued based on quoted market prices in active markets are primarily restricted certificates of deposit.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets such as goodwill and identifiable intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three months ended December 31, 2009. See Note 7 for additional information about goodwill and intangible assets.

11. Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on ASC 810, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”, previously known as SFAS No. 160. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It requires retroactive adoption of the presentation and expanded disclosure requirements for existing noncontrolling interests. All other requirements of the standard shall be applied prospectively. The Company adopted this standard effective October 1, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB updated guidance on ASC 805, “Business Combinations”, previously known as SFAS No. 141(R). ASC 805 retains the fundamental requirements of guidance surrounding business combinations stating that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the pronouncement effective October 1, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements for prior periods; but the pronouncement will impact the accounting for any acquisitions subsequent to that date.

In June 2009, the FASB issued guidance on ASC 810-10, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, previously known as FIN No. 46, to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the guidance for interim and annual reporting periods beginning in the first quarter of fiscal 2011and is currently assessing the potential impact this guidance will have on its consolidated financial statements.

In June 2008, the FASB issued guidance contained in FASB ASC 260-10, previously known FASB Staff Position No. EITF 03-6-1. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company adopted the guidance effective October 1, 2009.  The adoption of this guidance did not impact net income attributable to the Company per common share for prior periods and is not expected to have an impact on future periods until such time as the Company declares a regular quarterly dividend.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—MeasuringLiabilities at Fair Value,” which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.

12. Litigation and Contingencies

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

The Company has separate commercial claims-made insurance policies for Alta and Brotman. The Alta policy covers malpractice claims in excess of $1,000,000 per claim retention, with a $10,000,000 annual aggregate. The General Liability coverage is occurrence coverage with $1,000,000 per occurrence retention.  The limit is part of the $10,000,000 annual aggregate.  Brotman has a primary limit of $1,000,000 per claim and $3,000,000 aggregate for malpractice claims in excess of a $100,000 per claim retention. The General Liability coverage is occurrence coverage with a limit of $1,000,000 per occurrence and $3,000,000 aggregate in excess of a $100,000 retention.  There is also a $9,000,000 aggregate Excess policy which is excess of the primary malpractice and general liability coverage. Total actuarial IBNR reserve balance of approximately $2,821,000 was made for estimated malpractice liability at December 31, 2009. These estimates may change in the future and such changes may be material.

The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”) and Brotman and the SEIU both expire on February 28, 2010. We currently do not anticipate that any changes in these agreements will have a material adverse effect on results of our Hospital Services operations in fiscal 2010.

The Company is in the process of finalizing certain post-closing matters related to the 2007 ProMed acquisition, including closing balance sheet reconciliations, escrow reconciliations and other matters. The Company has recorded estimated settlement amounts relating to such matters in the accompanying unaudited condensed consolidated financial statements.

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

13. Condensed consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of December 31, 2009 and September 30, 2009 and for the three months ended December 31, 2009

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%, and entered into a three-year $15 million revolving credit facility which was undrawn at the closing. The Notes and the revolving senior credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (the “Guarantors”), other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the new revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and assets of the subsidiary guarantors (other than accounts receivable and proceeds therefrom) including all mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors and proceeds therefrom, while the holders of the Notes have a second priority lien on such collateral (see Note 6).

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent”), the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Notes as of September 30, 2009 and as of and for the three months ended December 31, 2009.  The Condensed Consolidating Statements of Operations and Cash Flows for the three months ended December 31, 2008 have not been included, as the non-guarantor subsidiaries for the comparative period were minor. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the unaudited condensed consolidating statement of cash flows.

Unaudited Condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2009

(in thousands)

(Unaudited)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(975)	$44,124	$(760)	$—	$42,389
Restricted cash	—	—	1,983	—	1,983
Investments, primarily restricted certificates of deposit	—	634	—	—	634
Patient accounts receivable, net	—	21,651	20,693	—	42,344
Government program receivables	—	2,943	—	—	2,943
Risk pool receivables	—	120	—	—	120
Other receivables	8	1,553	—	—	1,561
Third-party settlements	—	(63)	442	—	379
Notes receivable, current portion	—	57	—	—	57
Deferred income taxes, net	4,323	2,321	—	—	6,644
Inventories	—	1,548	2,603	—	4,151
Prepaid expenses and other current assets	554	3,291	2,939	—	6,784
Intercompany accounts	86,465	(112,012)	25,465	82	—
Total current assets	90,375	(33,833)	53,365	82	109,989
Property, improvements and equipment:
Land and land improvements	—	27,604	3,424	—	31,028
Buildings	—	22,619	1,301	—	23,920
Leasehold improvements	5	2,008	19	—	2,032
Equipment	137	12,997	7,796	—	20,930
Furniture and fixtures	21	870	—	—	891
	163	66,098	12,540	—	78,801
Less accumulated depreciation and amortization	(143)	(11,126)	(3,666)	—	(14,935)
Total property, improvement and equipment, net	20	54,972	8,874	—	63,866
Notes receivable, long-term portion	—	343	—	—	343
Deposits and other assets	6	278	17	—	301
Deferred financing costs, net	6,644	—	1,141	—	7,785
Goodwill	—	153,250	—	—	153,250
Other intangible assets, net	—	45,325	—	—	45,325
Total Assets	$97,045	$220,335	$63,397	$82	$380,859
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$15,496	$288	$—	$15,784
Accounts payable and other accrued liabilities	11,638	10,446	12,599	—	34,683
Accrued salaries, wages and benefits	2,794	10,966	8,446	—	22,206
Due to government payer	—	—	13,834	—	13,834
Income taxes payable, net	(232)	670	(57)	—	381
Current portion of capital leases	—	439	397	—	836
Current portion of long-term debt	—	—	5,543	—	5,543
Other current liabilities	—	954	—	—	954
Total current liabilities	14,200	38,971	41,050	—	94,221
Long-term debt, net of current portion	148,439	—	24,155	—	172,594
Deferred income taxes	8,911	21,064	—	—	29,975
Malpractice reserve	—	881	1,940	—	2,821
Capital leases, net of current portion	—	719	237	—	956
Other long-term liabilities	79	87	—	—	166
Total liabilities	171,629	61,722	67,382	—	300,733
Shareholders’ equity (deficit):
Prospect Medical Holdings, Inc.’s Shareholders’ equity
Common stock	208	(53)	(114)	167	208
Additional paid-in-capital	95,413	256	—	—	95,669
Accumulated deficit	(170,205)	158,410	(3,871)	222	(15,444)
Total Prospect Medical Holdings, Inc.’s Shareholders’ equity (deficit)	(74,584)	158,613	(3,985)	389	80,433
Non controlling interest	—	—	—	(307)	(307)
Total Shareholders’ equity (deficit)	(74,584)	158,613	(3,985)	82	80,126
Total liabilities and Shareholders’ equity	$97,045	$220,335	$63,397	$82	$380,859

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2009

(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(514)	$36,995	$1,287	$—	$37,768
Restricted cash	—	—	1,395	—	1,395
Investments, primarily restricted certificates of deposit	—	665	—	—	665
Patient accounts receivable, net	—	19,543	17,263	—	36,806
Government program receivables	—	4,852	—	—	4,852
Other receivables	8	1,647	—	—	$1,655
Third-party settlements	—	790	785	—	1,575
Notes receivable, current portion	—	56	—	—	56
Refundable income taxes, net	1,545	13	—	—	1,558
Deferred income taxes, net	4,323	2,321	—	—	6,644
Inventories	—	1,477	2,660	—	4,137
Prepaid expenses and other current assets	72	2,491	2,817	—	5,380
Intercompany accounts	90,190	(119,113)	28,841	82	—
Total current assets	95,624	(48,263)	55,048	82	102,491
Property, improvements and equipment:
Land and land improvements	—	27,604	3,424	—	31,028
Buildings	—	22,400	1,265	—	23,665
Leasehold improvements	5	2,024	—	—	2,029
Equipment	131	12,396	7,728	—	20,255
Furniture and fixtures	21	892	—	—	913
	157	65,316	12,417	—	77,890
Less accumulated depreciation and amortization	(138)	(10,591)	(3,437)	—	(14,166)
Total property, improvement and equipment, net	19	54,725	8,980	—	63,724
Notes receivable, long-term portion	—	357	—	—	357
Deposits and other assets	6	358	330	—	694
Deferred financing costs, net	6,878	—	1,327	—	8,205
Deferred income taxes, net	(643)	643	—	—	—
Goodwill	—	153,250	—	—	153,250
Other intangible assets, net	—	46,425	—	—	46,425
Total Assets	$101,884	$207,495	$65,685	$82	$375,146
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$16,613	$211	$—	$16,824
Accounts payable and other accrued liabilities	7,102	10,548	14,123	—	31,773
Accrued salaries, wages and benefits	4,151	11,543	9,209	—	24,903
Due to government payer	—	—	13,834	—	13,834
Income taxes payable, net	(1,029)	1,086	(57)	—	—
Current portion of capital leases	—	383	437	—	820
Current portion of long-term debt	—	—	3,805	—	3,805
Other current liabilities	13	616	—	—	629
Total current liabilities	10,237	40,789	41,562	—	92,588
Long-term debt, net of current portion	148,020	—	24,519	—	172,539
Deferred income taxes	8,269	21,706	—	—	29,975
Malpractice reserve	—	914	1,910	—	2,824
Capital leases, net of current portion	—	299	270	—	569
Other long-term liabilities	78	84	—	—	162
Total liabilities	166,604	63,792	68,261	—	298,657
Shareholders’ equity (deficit):
Prospect Medical Holdings, Inc.’s Shareholders’ equity
Common stock	206	(53)	(114)	167	206
Additional paid-in-capital	94,242	256	—	—	94,498
Accumulated deficit	(159,168)	143,500	(2,462)	(173)	(18,303)
Total Prospect Medical Holdings, Inc.’s Shareholders’ equity (deficit)	(64,720)	143,703	(2,576)	(6)	76,401
Non controlling interest	—	—	—	88	88
Total Shareholders’ equity (deficit)	(64,720)	143,703	(2,576)	(82)	76,489
Total liabilities and Shareholders’ equity	$101,884	$207,495	$65,685	$—	$375,146

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2009

(in thousands)

(Unaudited)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Net hospital services revenues	$—	$40,123	$32,264	$(2,975)	$69,412
Medical group revenues	—	46,131	631	(78)	46,684
Total revenues	—	86,254	32,895	(3,053)	116,096
Operating expenses:
Hospital operating expenses	—	22,948	26,720	—	49,668
Medical group cost of revenues	—	36,351	494	—	36,845
General and administrative	3,500	10,008	5,673	(3,053)	16,128
Depreciation and amortization	4	1,837	237	—	2,078
Total operating expenses	3,504	71,144	33,124	(3,053)	104,719
Operating income from unconsolidated joint venture	—	450	—	—	450
Operating (loss) income	(3,504)	15,560	(229)	—	11,827
Other (income) expense:
Investment income	(106)	(29)	—	106	(29)
Interest expense and amortization deferred financing cost	5,797	17	1,181	(106)	6,889
Total other (income) expense, net	5,691	(12)	1,181	—	6,860
Income (loss) before income taxes	(9,195)	15,572	(1,410)	—	4,967
Provision for income taxes	1,842	661	—	—	2,503
Net income (loss)	(11,037)	14,911	(1,410)	—	2,464
Income (loss) attributable to noncontrolling interest	—	—	—	(395)	(395)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(11,037)	$14,911	$(1,410)	$395	$2,859

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months ended December 31, 2009

(in thousands)

(Unaudited)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
Net (Loss) Income	$(11,037)	$14,911	$(1,410)	$—	$2,464
Operating activities:
Depreciation and amortization	4	1,837	237	—	2,078
Amortization of deferred financing costs	273	—	186	—	459
Amortization of original Issue Discount	419	—	—	—	419
Gain on interest rate swaps	—	—	—	—	—
Provision for bad debts	—	2,178	4,792	—	6,970
Gain on sale of assets	—	(7)	—	—	(7)
Stock-based compensation	1,173	—	—	—	1,173
Intercompany accounts	3,726	(7,101)	3,375	—	—
Changes in operating activities:
Risk pool receivables	—	(120)	—	—	(120)
Patient and other receivables	—	(1,431)	(7,879)	—	(9,310)
Prepaid expenses and other	(483)	(800)	(121)	—	(1,404)
Inventory	—	(70)	56	—	(14)
Refundable income taxes	1,545	13	—	—	1,558
Deposits	—	81	312	—	393
Accrued medical claims and other healthcare costs payable	—	(1,118)	78	—	(1,040)
Accounts payable	3,166	(370)	(2,257)	—	539
Income taxes payable	798	(417)	—	—	381
Net cash provided by (used in) operating activities	(416)	7,586	(2,631)	—	4,539
Investing activities:
Purchase of PP&E, net	(6)	(399)	(76)	—	(481)
Decrease on note receivable	—	13	—	—	13
Decrease in restricted certificates of deposit	—	31	—	—	31
Net cash provided by (used in) investing activities	(6)	(355)	(76)	—	(437)
Financing activities
Borrowings from long-term debt	—	—	—	—	—
Repayment of capital leases	—	(102)	(126)	—	(228)
Repayment of long-term debt	—	—	—	—	—
Borrowings on line of credit	—	—	26,251	—	26,251
Repayments on line of credit	—	—	(24,596)	—	(24,596)
Repayment of Class 4 Note	—	—	(281)	—	(281)
Cash paid for deferred financing costs	(39)	—	—	—	(39)
Change in restricted cash	—	—	(588)	—	(588)
Net cash provided by (used in) financing activities	(39)	(102)	660	—	519
Net increase (decrease) in cash and cash equivalents	(461)	7,129	(2,047)	—	4,621
Cash and cash equivalents at 9/30/09	(514)	36,995	1,287	—	37,768
Cash and cash equivalents at 12/31/09	$(975)	$44,124	$(760)	$—	$42,389

14. Subsequent Event

Effective December 15, 2009, Brotman initiated a Rights Offering (“Rights Offering”), whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”).  The Brotman Notes will be due three years from the date of issuance, will bear interest at 15% per annum and will be convertible at the option of the holder into shares of Brotman, at $3.34 per share.  Prospect exercised its right to purchase a share of the Notes and, effective January 7, 2010, purchased $3,500,000 of such Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited consolidated financial statements for the year ended September 30, 2009 appearing in our annual report on Form 10-K and subsequent filings with the Securities and Exchange Commission.

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

•                  Decreases in the number of Health Maintenance Organization (“HMO”) enrollees using our affiliated independent physician organizations (“IPA”) networks;

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

Investors should also refer to our Form 10-K annual report filed with the Securities and Exchange Commission on December 21, 2009 for a discussion of risk factors. A copy of the Form 10-K annual report can be found on the internet at www.prospectmedicalholdings.com or through the SEC’s electronic data system called EDGAR at www.sec.gov. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

Prior to the acquisition of Alta and Brotman, our organization was focused solely on providing medical management systems and services to affiliated medical organizations, primarily Independent Physician Associations. With the acquisition of Alta and Brotman, we now own and operate five hospitals in Southern California and our operations are now organized into three reporting segments: Hospital Services, Medical Group and Corporate. The Hospital Services segment includes the results of operations and financial position of Brotman beginning April 14, 2009.

Hospital Services Segment

The Hospital Services segment owns and operates five hospitals in Los Angeles County with a total of approximately 759 licensed beds served by 844 on-staff physicians at December 31, 2009. Each of the community hospitals in Hollywood, Los Angeles, Norwalk and Culver City offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The psychiatric hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, HMOs and Preferred Provider Organizations (“PPOs”). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The Alta hospitals are eligible to receive additional Disproportionate Share Hospital Program (“DSH”) payment adjustments from Medicare and Medi-Cal based on a prospective payment system for hospitals that serve large proportions of low-income patients. The Brotman hospital is eligible to receive DSH payment adjustments from Medicare and supplemental Distressed Hospital Fund payments from the California Medical Assistance Commission (“CMAC”).

Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third-party payers. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs. We accrue for amounts that we believe will ultimately be due to or from Medicare and other third-party payers and report such amounts as net patient revenues in the accompanying unaudited condensed consolidated financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. A summary of the payment arrangements with major third-party payers follows:

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

Operating expenses of our Hospital Services segment generally consist of salaries, benefits and other compensation paid to healthcare professionals that are employees of our hospitals, medical supplies, consultant and professional services, and provision for doubtful accounts.

General and administrative expenses of our Hospital Services segment generally consists of salaries, benefits and other compensation for our hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Hospital Services Results of Operations

The following table sets forth the results of operation for our hospitals and is used in the discussion below for the three-month periods ended December 31, 2009 and 2008 (in thousands).

	Three Months Ended		%
	December 31,		Increase
	2009(5)	2008	(Decrease)
Net Hospital Services revenues:
Medicare	$36,729	$16,858	117.9%
Medi-Cal	16,733	16,114	3.8%
Managed care	11,672	1,483	687.1%
Self pay	4,115	507	711.6%
Other	163	361	(54.8)%
Total Hospital Services revenues	69,412	35,323	96.5%
Hospital operating expenses:
Salaries, wages and benefits	31,915	15,894	100.8%
Other operating expenses	4,212	2,185	92.8%
Supplies expense	5,859	2,193	167.2%
Provision for doubtful accounts	6,971	1,493	366.9%
Lease and rental expense	711	381	86.6%
Total Hospital Services operating expenses	49,668	22,146	124.3%
General and administrative expenses	5,958	3,167	88.1%
Depreciation and amortization expense	1,205	892	35.1%
Total non-medical expenses	7,163	4,059	76.5%
Operating income	$12,581	$9,118	38.0%

The following table sets forth selected operating items, expressed as a percentage of total net hospital services revenue:

	Three Months Ended December 31,
	2009(5)	2008
Net Hospital Services revenues:
Medicare	52.9%	47.7%
Medi-Cal	24.1%	45.6%
Managed care	16.8%	4.2%
Self pay	6.0%	1.5%
Other	0.2%	1.0%
Total Hospital Services revenues	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	46.0%	45.0%
Other operating expenses	6.1%	6.2%
Supplies expense	8.5%	6.2%
Provision for doubtful accounts	10.0%	4.2%
Lease and rental expense	1.0%	1.1%
Total Hospital Services operating expenses	71.6%	62.7%
General and administrative expenses	8.6%	9.0%
Depreciation and amortization expense	1.7%	2.5%
Total non-medical expenses	10.3%	11.5%
Operating income	18.1%	25.8%

The following table shows certain selected historical operating statistics for our hospitals as of and for the three-month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,		% Increase
	2009 (5)	2008	(Decrease)
Net inpatient revenues (in thousands) (1)	$61,324	$33,240	84.5%
Net outpatient revenues (in thousands) (1)	$7,925	$1,722	360.2%
Other hospital services revenues (in thousands)	$163	$361	(54.8)%
Number of hospitals at end of period	5	4	25.0%
Licensed beds at end of the period	759	339	123.9%
Average licensed beds	759	339	123.9%
Average available beds	616	330	86.7%
Admissions(2)	5,987	3,585	67.0%
Adjusted patient admissions(3)	6,701	3,771	77.7%
Net inpatient revenue per admission	$10,243	$9,272	10.5%
Patient days	38,048	23,467	62.1%
Adjusted patient days	42,768	24,953	71.4%
Average length of patients’ stay (days)	6.4	5.8	10.3%
Net inpatient revenue per patient day	$1,612	$1,415	13.9%
Outpatient visits	14,156	4,956	185.6%
Net outpatient revenue per visit	$559	$347	61.1%
Occupancy rate for licensed beds(4)	54.5%	75.2%	(27.5)%
Occupancy rate for available beds(4)	67.1%	77.3%	(13.2)%

(1)                                  Net inpatient revenues and net outpatient revenues are components of net patient revenues. Net inpatient revenues for the three months ended December 31, 2009 and 2008, include self-pay revenues of $1,925,000 and $482,000, respectively. Net outpatient revenues for the three months ended December 31, 2009 and 2008 include self-pay revenues of $2,190,000 and $25,000, respectively.

(2)                              Charity care admissions represent 1.0% and 0.6% of total admissions for the three months ended December 31, 2009 and 2008, respectively.  Based on the Company’s gross charge rate, revenues foregone under the charity policy, including indigent accounts were approximately $1,205,000 and $395,000 for the three months ended December 31, 2009 and 2008, respectively.

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

(5)                                  The three months ended December 31, 2009 include Brotman operating results, as the Company acquired a majority stake in, and began consolidating, Brotman, since April 14, 2009.  Accordingly, the comparative period does not include any operating results of Brotman.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Hospital Services Revenues

Net inpatient revenues for the three months ended December 31, 2009 were approximately $61,324,000, representing an increase of approximately $28,084,000 or 84.5% from net inpatient revenues for the three months ended December 31, 2008, of approximately $33,240,000. The three months ended December 31, 2009 include the results of Brotman, which, accounted for $26,626,000 or 94.8% of the increase.

Excluding Brotman, same hospital net inpatient revenues increased by approximately $1,458,000 or 4.4% during fiscal 2010 period as compared to fiscal 2009 period. The increase was due to small increases in both Medicare and Medi-Cal reimbursement rates and increases in total admissions, offset by patient case mix and small decreases in average length of patients stay.

Same-hospital admissions, excluding the effect of Brotman, for the three months ended December 31, 2009 increased by approximately 8.7% compared to the three months ended December 31, 2008 primarily due to net volume increases in the primary service lines.

Net outpatient revenues for the three months ended December 31, 2009 were approximately $7,925,000, representing an increase of approximately $6,203,000 or 360.2% from net outpatient revenues for the three months ended December 31, 2008, of approximately $1,722,000. The three months ended December 31, 2009 include the results of Brotman, which, accounted for $5,551,000 or 89.5% of the increase.

Excluding Brotman, same hospital net outpatient revenues increased by approximately $652,000 or 37.9%.  The increase was due primarily to increased outpatient visits, primarily attributable to H1N1-related cases.

Salaries, Wages and Benefits

Salaries, wages and benefits for the three months ended December 31, 2009 were approximately $31,915,000, representing an increase of approximately $16,021,000 or 100.8% from salaries, wages and benefits for the three months ended December 31, 2008, of approximately $15,894,000. The three months ended December 31, 2009 include the results of Brotman, which, accounted for $15,389,000 or 96.8% of the increase.

Excluding Brotman, same hospital salaries, wages and benefits expense as a percentage of net Hospital Services revenues for the three months ended December 31, 2009 was 44.5%, compared to 45.0% for the three months ended December 31, 2008, with such decrease being primarily due to conversion of certain hospital personnel from contracted to salaried basis, plus productivity gains.

As of December 31, 2009, approximately 5.0% and 79.0%, of the total employees at our Alta and Brotman hospitals were represented by labor unions, respectively. We believe that labor relations at our hospital facilities generally have been satisfactory. The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”) and Brotman and the SEIU both expire on February 28, 2010. We currently do not anticipate that any changes in these agreements will have a material adverse effect on results of our Hospital Services operations in fiscal 2010.

Other Operating Expenses

Other operating expense for the three months ended December 31, 2009 was approximately $4,212,000, representing an increase of $2,028,000 or 92.8% from other operating expense for the three months ended December 31, 2008, of approximately $2,185,000. The three months ended December 31, 2009 include the results of Brotman, which accounted for $2,571,000 or 126.8% of the increase

Excluding Brotman, Alta’s same hospital other operating expense as a percentage of Alta’s net Hospital Services revenue for the three months ended December 31, 2009 was approximately 4.4%, representing a decrease of 29.0%, compared to 6.2% for the three months ended December 31, 2008. The decrease was due primarily to lower costs as a result of the conversion of certain hospital personnel from contracted to salaried basis.

Supplies Expense

Supplies expense for the three months ended December 31, 2009 was approximately $5,859,000, representing an increase of approximately $3,666,000 or 167.2% from supplies expense for the three months ended December 31, 2008, of approximately $2,193,000. The three months ended December 31, 2009 include the results of Brotman, which accounted for $3,762,000 or 102.6% of the increase.

Excluding Brotman, Alta’s same hospital supplies expense as a percentage of Alta’s net Hospital Services revenue for the three months ended December 31, 2009 was 5.6% representing a decrease of 9.1% compared to 6.2% for the three months ended December 31, 2008. The decrease was due primarily to the outsourcing of our sub-acute pharmacy products and improved efficiencies gained through standardization, bulk purchases, contract compliance, and utilization.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital Services revenues was 10.0% for the three months ended December 31, 2009 compared to 4.2% for three months ended December 31, 2008.  The three months ended December 31, 2009 included the results of Brotman, which accounted for 109.2% of the increase.

Excluding Brotman, Alta’s hospital provision for doubtful accounts as a percentage of Alta’s net Hospital Services revenue for the three months ended December 31, 2009 was approximately 5.9%, compared to 4.2% for the three months ended December 31, 2008. The increase was due to an unusually low expense level in the prior year period and certain specific write offs in the current period.

Lease and Rental Expense

Lease and rental expense for the three months ended December 31, 2009 was approximately $711,000, representing an increase of approximately $330,000 or 86.6% from lease and rental expense for the three months ended December 31, 2008, of approximately $381,000. The three months ended December 31, 2009 include the results of Brotman, which accounted for $205,000 or 62.3% of the increase.

Excluding Brotman, same hospital lease and rental expense as a percentage of Alta’s net Hospital Services revenue for the three months ended December 31, 2009 was approximately 1.4% compared to approximately 1.1% for the three months ended December 31, 2008. This slight increase was primarily due to additional rental equipment procured during the fiscal 2010 period.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2009 was approximately $5,958,000, representing an increase of approximately $2,791,000 or 88.1% from general and administrative expense for the three months ended December 31, 2008, of approximately $3,167,000. The three months ended December 31, 2009 include the results of Brotman, which accounted for $2,483,000 or 88.9% of the increase.

Excluding Brotman, same hospital general and administrative expense as a percentage of Alta’s net Hospital Services revenue for the three months ended December 31, 2009 was 9.4%, compared to 9.0% for the three months ended December 31, 2008, with the current year increase was primarily due to increased property taxes resulting from reassessment of the property tax base following the acquisition of Alta.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended December 31, 2009 was approximately $1,205,000, representing an increase of approximately $313,000 or 35.1% from depreciation and amortization expense for the three months ended December 31, 2008, of approximately $892,000. The three months ended December 31, 2009 include the results of Brotman, which accounted for $236,000 or 75.4% of the increase.

Excluding Brotman, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues for the three months ended December 31, 2009 were approximately 2.6%, compared to 2.5% for the three months ended December 31, 2008. The increase was primarily due to depreciation of additional capital equipment incurred in the fiscal 2010 period. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $354,000 and $317,000 in the three months ended December 31, 2009 and 2008, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $12,581,000 and $9,118,000 for the three months ended December 31, 2009 and 2008, respectively, which increase was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Medical Group Segment

The Medical Group segment provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Groups contract with physicians and other healthcare providers to provide all necessary medical services.

Through our management subsidiaries—Prospect Medical Systems, Inc. (“PMS”), and ProMed Health Care Administrators—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial reporting services, provider relations, patient eligibility and related services, medical management including utilization management and quality assurance, data collection, and management information systems.

Our management subsidiaries currently provide management services to ten affiliated physician organizations, which include PMG, Nuestra Familia Medical Group, Inc. (“Nuestra”), eight other affiliated physician organizations that PMG owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which PMG owns a 50% interest. PMG, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations, except Nuestra.  Both PMG and Nuestra are owned by our physician shareholder nominee, Dr. Arthur Lipper, and controlled through assignable option agreements and management services agreements (see Note 5 to the Condensed Consolidated Financial Statements).  While PMG is itself an affiliated physician organization that does the same business in its own service area as all of our other affiliated physician organizations do in theirs, PMG also serves as a holding company for our other affiliated physician organizations, except Nuestra.

The affiliated physician organizations provided medical services to a combined total of approximately 172,900 HMO enrollees at December 31, 2009, including approximately 10,300 AMVI/Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

As of December 31, 2009, our affiliated physician organizations had contracts with approximately 18 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

Our Medical Group business has developed primarily through the acquisition of Medical Groups by PMG, and is concentrated in Orange County, California, Los Angeles County, California and San Bernardino County, California.

Medical Group revenues consist primarily of amounts received for medical services provided by our affiliated physician organizations under capitated contracts with HMOs. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of covered HMO enrollees. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have historically not had a material effect on capitation revenue. Capitation revenue is also subject to risk adjustment, whereby capitation with respect to Medicare enrollees is subject to subsequent adjustment for the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each Medicare enrollee for preceding periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in our fourth fiscal quarter) after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not have the information necessary to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated to us by the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. Management fees were primarily comprised of amounts earned from managing the operations of AMVI, Inc. (our joint venture partner in the AMVI/Prospect Health Network joint venture) related to Medi-Cal members and Medicare members enrolling in CalOPTIMA’s OneCare HMO. OneCare is a Medicare Advantage Special Needs Plan serving dually-eligible members in Orange County who are entitled to both Medicare and are Medi-Cal benefits. Management fee revenue is recognized in the month the services are delivered.

Medical Group revenues also included incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not maintain the information necessary to independently and reliably estimate these amounts.

We also potentially earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. These amounts are included in capitation revenue. As of December 31, 2009, except for one minor contract where we were contractually obligated for down-side risk, shared risk deficits are not payable until and unless we generated future risk-sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on information received from the HMOs or hospitals with whom the risk-sharing arrangements were in place, and who typically maintain the information and record keeping related to the risk pool arrangements. Differences between actual and estimated settlements are recorded when the final outcome is known. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

We have increased our membership through acquisitions. These increases through acquisition were offset by HMO enrollment declines at our affiliated physician organizations, similar to the recent HMO enrollment trends in California. The following table sets forth the approximate number of members, by category (in thousands):

	As of December 31,
Member Category	2009	2008	% Increase (Decrease)
Commercial—owned	129.5	145.7	(11.1)%
Commercial—managed(l)	1.6	1.4	14.3%
Senior—owned	21.5	21.5	0.0%
Senior—managed(1)	0.2	0.1	100.0%
Medi-Cal—owned	11.6	13.9	(16.5)%
Medi-Cal—managed(1)	8.5	7.7	10.4
Total	172.9	190.3	(9.1)%

(1)                                  Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

The following table details total paid member months, by member category, for the three-month periods ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,		% Increase
	2009	2008	(Decrease)
Commercial—owned	393.5	442.9	(11.2)%
Commercial—managed(1)	4.8	4.1	17.1%
Senior—owned	64.7	64.8	(0.2)%
Senior—managed (1)	0.6	0.4	50.0%
MediCal—owned	34.9	41.6	(16.1)%
MediCal—managed(1)	25.5	23.3	9.4%
	524.0	577.1	(9.2)%

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

Expenses related to medical care services include payments to contracted primary care physicians and payments to contracted specialists. In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of incurred but not reported amounts (“IBNR”).  We estimate our IBNR monthly, based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted each month as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate and appropriate, but there can be no assurance that medical care costs will not exceed such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and any favorable senior capitation risk-adjustment payments we receive. Since we record these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, we also historically adjust interim accruals of discretionary physician bonuses in the same period. Because incentives and risk-adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Medical Group Results of Operations

The following tables summarize our net operating revenue, operating expenses and operating income from Medical Group operations and are used in the discussions below for the three-month periods ended December 31, 2009 and 2008 (in thousands).

	Three Months Ended December 31,		% Increase
	2009	2008	(Decrease)
Medical Group revenues:
Capitation	$46,449	$47,762	(2.7)%
Management fees	153	144	6.3%
Other revenues	82	225	(63.6)%
Total Medical Group revenues	46,684	48,131	(3.0)%
Medical Group cost of revenues:
PCP capitation	8,405	8,669	(3.0)%
Specialist capitation	10,348	11,018	(6.1)%
Claims expense	17,993	17,693	1.7%
Physician salaries	33	778	(95.8)%
Other cost of revenues	66	(546)	(112.1)%
Total Medical Group cost of revenues	36,845	37,612	(2.0)%
Gross margin	9,839	10,519	(6.5)%
General and administrative expenses	6,672	7,196	(7.3)%
Depreciation and amortization expense	868	871	(0.3)%
Total other expenses	7,540	8,067	(6.5)%
Income from unconsolidated joint venture	450	353	27.5%
Operating Income	$2,749	$2,805	(2.0)%
Medical cost ratio	79.3%	78.7%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended December 31,
	2009	2008
Medical Group revenues:
Capitation revenue	99.5%	99.2%
Management fees	0.3%	0.3%
Other revenues	0.2%	0.5%
Total Medical Group revenues	100.0%	100.0%
Medical Group cost of revenues:
PCP capitation	18.0%	18.0%
Specialist capitation	22.2%	22.9%
Claims expense	38.5%	36.8%
Physician salaries	0.1%	1.5%
Other cost of revenues	0.1%	(1.1)%
Total Medical Group cost of revenues	78.9%	78.1%
Gross margin	21.1%	21.9%
General and administrative expenses	14.3%	15.0%
Depreciation and amortization expense	1.9%	1.8%
Total non-medical expenses	16.2%	16.8%
Income from unconsolidated joint venture	1.0%	0.7%
Operating Income	5.9%	5.8%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Capitation Revenue

Capitation revenue for the three months ended December 31, 2009 was approximately $46,449,000, representing a decrease of approximately $1,313,000 or 2.7% from capitation revenue for the three months ended December 31, 2008, of approximately $47,762,000.

The decrease in the fiscal 2010 period was due primarily to a decrease in commercial enrollment as a result of increased unemployment and cancellation of certain unprofitable Medi-Cal contracts, partly offset by rate increases.

Management Fee Revenue

Management fee revenue for the three months ended December 31, 2009 was approximately $153,000, representing an increase of approximately $9,000, or 6.3% from management fee revenue for the three months ended December 31, 2008, of approximately $144,000.

The increase in management fee revenue during the fiscal 2010 period was primarily due to an increase in management fee, resulting from an increase in the number of members of AMVICare Health Network, Inc.

Other revenue

Other revenue for the three months ended December 31, 2009 was approximately $82,000, representing a decrease of approximately $143,000, or 63.6% over other revenue for the three months ended December 31, 2008, of approximately $225,000.

Amounts represent incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

The decrease in other revenue during the fiscal 2010 period was primarily the result of timing of receipt of pay-for-performance monies and a revised pharmaceutical reimbursement programs with one of our contracted Health Plans.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended December 31, 2009 was approximately $8,405,000, representing a decrease of $264,000, or 3.0% over PCP capitation expense for the three months ended December 31, 2008, of approximately $8,669,000.

The decrease in PCP capitation expense during the fiscal 2010 period was primarily due to decreased enrollment, partly offset by market rate adjustments made as part of our effort to attract new physicians and their members.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended December 31, 2010 was approximately $10,348,000, representing a decrease of $670,000, or 6.1% from specialist capitation expense for the three months ended December 31, 2008, of approximately $11,018,000.

The decrease in specialist capitation expense during the fiscal 2010 period was due to a combination of decreased enrollment and moving more of certain specialties to a fee-for-service basis in the current year period, which move was considered more beneficial to the Company.

Claims Expense

Claims expense for the three months ended December 31, 2009 was approximately $17,993,000, representing an increase of $300,000 or 1.7% over claims expense for the three months ended December 31, 2008, of approximately $17,693,000.  The increase was due primarily due to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.

Physician Salaries Expense

Physician salaries expense for the three months ended December 31, 2009 was approximately $33,000, representing a decrease of $745,000 or 95.8% over physician salaries expense for the three months ended December 31, 2008, of approximately $778,000.

The decrease in physician salaries expense was primarily the result of converting all on-staff hospitalist physicians from employment to capitation basis effective during the third quarter of fiscal 2009.

Other Cost of Revenues

Other cost of revenues for the three months ended December 31, 2009 was approximately $66,000 compared to a negative expense of approximately $546,000 for the three months ended December 31, 2008.

The change was primarily due to decreased stop-loss insurance recoveries, caused by the timing of receipts resulting in a contra expense in the prior year period.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased slightly to 21.1% for the three months ended December 31, 2009, from 21.9% for the three months ended December 31, 2008.

The decrease in our gross margin percentage between the fiscal 2010 and 2009 periods was primarily due to the timing of receipts for stop-loss insurance recoveries, as discussed above.

General and Administrative Expense

General and administrative expenses (“G&A”) were approximately $6,672,000 for the three months ended December 31, 2009, representing 14.3% of total Medical Group revenues, as compared with approximately $7,196,000 or 15.0% of total Medical Group revenues, for the fiscal 2009 period.

The decrease in G&A expenses during the fiscal 2010 period was primarily due to the elimination of a certain personnel, facility and outside service costs in connection with the consolidation of certain administrative functions among our Medical Groups.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended December 31, 2009 decreased to approximately $868,000 from $871,000 for the same period of the prior year, primarily due to retirement of certain capital equipment.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended December 31, 2009 increased to $450,000 from $353,000 for the same period of the prior year. The increase was primarily due to write-off of a risk pool receivable in the fiscal 2009 period.

Operating Income

Our Medical Group segment reported operating income of approximately $2,749,000 and $2,805,000, for the three months ended December 31, 2009 and 2008, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Corporate Expenses

Certain expenses incurred at Prospect Medical Holdings, Inc. (the “Parent Entity”) not specifically allocable to the Hospital Services or Medical Group segments are recorded in the Corporate segment. These include salaries (including stock-based compensation), benefits, financing, rent, supplies, legal, SEC compliance, and Sarbanes-Oxley compliance. We do not allocate interest expense, debt extinguishment loss, gain or loss on interest rate swaps and income taxes to the other reporting segments.

The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below for the three-month periods ended December 31, 2009 and 2008 (in thousands).

	Three Months Ended December 31,		% Increase
	2009	2008	(Decrease)
Corporate Expenses:
General and administrative expense	$3,499	$2,022	73.0%
Depreciation and amortization expense	4	3	33.3%
Total Corporate Expenses	3,503	2,025	73.0%
Other (Income) Expense:
Investment income	—	(22)	(100.0)%
Interest expense and amortization of deferred financing costs	5,691	6,096	(6.6)%
Loss in value of interest rate swap arrangements	—	9,668	(100.0)%
Total Other Expense	5,691	15,742	(63.8)%
Total Corporate Expenses	$9,194	$17,767	(48.3)%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues:

	Three Months Ended December 31,
	2009	2008
Corporate Expenses:
General and administrative expense	3.0%	2.4%
Depreciation and amortization expense	0.0%	0.0%
Total Corporate Expenses	3.0%	2.4%
Other (Income) Expense:
Investment income	0.0%	0.0%
Interest expense and amortization of deferred financing costs	4.9%	7.3%
Loss in value of interest rate swap arrangements	0.0%	11.6%
Total Other Expense	4.9%	18.9%
Total Corporate Expenses	7.9%	21.3%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

General and Administrative Expense

General and administrative (“G&A”) expenses for the three months ended December 31, 2009 were approximately $3,499,000, representing approximately 3.0% of total consolidated revenues, compared to approximately $2,022,000 or approximately 2.4% of total consolidated revenues, for the three months ended December 31, 2008. The increase in G&A expenses during the fiscal 2010 period primarily related to increased stock-based compensation associated with certain equity grants to management and outside directors.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended December 31, 2009 was approximately $4,000, compared to approximately $3,000 for the three months ended December 31, 2008, primarily due to depreciation expense of additional office equipment incurred in the fiscal 2010 period.

Investment Income

Investment income for the three months ended December 31, 2009 was none, compared to approximately $22,000 for the three months ended December 31, 2008.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the three months ended December 31, 2009 was approximately $5,691,000, compared to approximately $6,096,000 for the three months ended December 31, 2008, a decrease of approximately 6.6%.

Following our refinance on July 29, 2009, (see Note 6 to the unaudited condensed consolidated financial statements), the effective interest rate on our debt facilities was reduced, resulting in the decrease in quarterly interest expense. This decrease was partly offset in that, effective April 14, 2009, following the Brotman transaction, we began including interest on all Brotman debt in our consolidated financial statements.

Loss in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place in connection with our prior debt financing.  These swaps did not qualify for hedge accounting during the fiscal 2009 period and as such, all changes in fair value of those swaps (approximately $9,668,000) were treated as an expense.

Concurrent with the Senior Secured Note transaction on July 29, 2009 (see Note 6 to the accompanying unaudited condensed consolidated financial statements), we terminated the interest rate swap arrangements and expensed all previously unamortized swap fluctuation amounts.  Accordingly, there were no interest rate swaps in existence or related expense during the quarter ended December 31, 2009.

Consolidated Results of Operations

Three months Ended December 31, 2009 Compared to Three months Ended December 31, 2008

Provision for Income Taxes

Income tax provision for the three months ended December 31, 2009 was approximately $2,503,000 compared to an income tax benefit of approximately $(2,419,000) in the three months ended December 31, 2008 with the change being due to the change in income (loss) before taxes. The effective tax rate was higher at 50.4% for the three months ended December 31, 2009 compared to 41.3% for the three months ended December 31, 2008. The higher effective tax rate in the fiscal 2010 period was primarily due to not recognizing the deferred tax benefit from Brotman’s current period loss, for federal tax purposes.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interests, net of tax decreased to a loss of $395,000 as compared to income of $4,000 for the three months ended December 31, 2009 and 2008, respectively. The decrease was due to consolidation of Brotman in the current year period.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net income attributable to Prospect Medical Holdings, Inc.’s common stockholders for the three months ended December 31, 2009 was approximately $2,859,000, or $0.13 per diluted share, as compared to a net loss of approximately $3,445,000, or $0.17 per diluted share, for the three months ended December 31, 2008, which change was the result of the items discussed above.

Liquidity and Capital Resources

Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities and by cash flow from operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations were healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations. With the acquisition of Alta, and subsequently Brotman, our sources of cash from operations now include payments for hospital services rendered under reimbursement arrangements with third-party payers, which include the federal government under the Medicare program, the state government under the Medi-Cal program, private insurers, HMOs, PPOs, and self-pay patients.

Our primary uses of cash include healthcare capitation and claims payments by our affiliated physician organizations, administrative expenses, debt service, acquisitions, costs associated with the integration of acquired businesses, information systems and, with the acquisition of Alta and subsequently Brotman, operating, capital improvement and administrative expenses related to our hospital operations. Our affiliated physician organizations generally receive capitation revenue in advance of having to make capitation and claims payments to their providers. However, our hospitals receive payments for services rendered generally 30 to 90 days after the medical care is rendered. For some accounts and payer programs, the time lag between service and reimbursement can exceed one year.

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash-flow needs, of our business operations, and attainment of a competitive return. At December 31, 2009, we invested our cash in interest bearing money market accounts, interest-bearing certificates of deposit and non interest-bearing checking accounts. All of these amounts are classified as current assets and included in cash and cash equivalents in our condensed consolidated balance sheets.

Cash Flow from Operations

Net cash provided by operating activities was approximately $4,539,000 for the three months ended December 31, 2009 compared to net cash provided by operating activities of approximately $1,479,000 for the three months ended December 31, 2008. The increase in net cash provided by operating activities for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was due to various factors, including the following:

•                  earnings, excluding non-cash charges and credits were approximately $13,556,000 in the fiscal 2010 period compared to approximately $6,440,000 in the fiscal 2009 period;

•                  changes in patient, government program and other receivables, a use of approximately $9,310,000 in the fiscal 2010 period compared to a use of approximately $2,654,000 in the fiscal 2009 period. The increase in the fiscal 2010 period was related to our Hospital Services segment, which saw an increase of 67% in patient volume, of which approximately 87% was attributable to the Brotman acquisition;

•                  changes in prepaid expenses and other, a use of approximately $1,404,000 in the fiscal 2010 period compared to a use of approximately $904,000 in the fiscal 2009 period. The increase in the fiscal 2010 period was primarily due to the timing of employee health insurance premium payments in connection with switching health insurance providers;

•                  changes in refundable income tax and taxes payable, a source of approximately $1,939,000 in the fiscal 2010 period compared to a source of approximately $2,294,000 in the fiscal 2009 period. The decrease in the fiscal 2010 period was primarily due to increased tax refunds and use of refundable income tax balances for tax obligations associated with increased current-year profitability;

•                  changes in medical claims and related liabilities, a use of approximately $1,040,000 in the fiscal 2010 period compared to a use of approximately $1,563,000 in the fiscal 2009 period, with the decrease in the fiscal 2010 period corresponding to enrollment changes in our Medical Group segment; and

•                  changes in accounts payable and other accrued liabilities, a source of approximately $539,000 in the fiscal 2010 period compared to a use of approximately $2,480,000 in the fiscal 2009 period. The increase in the fiscal 2010 period was primarily due to timing of the payment of accrued interest as required under our new senior secured Notes.

Net cash used in investing activities totaled approximately $437,000 for the three months ended December 31, 2009, compared to a use of approximately $207,000 for the three months ended December 31, 2008, the largest component of which was purchases of property, improvements and equipment, a use of approximately $481,000 in the fiscal 2010 period compared to a use of approximately $221,000 in the fiscal 2009 period.

Net cash provided by financing activities totaled approximately $519,000 for the three months ended December 31, 2009, compared to a use of approximately $1,813,000 for the three months ended December 31, 2008. Net cash provided by financing activities for the three months ended December 31, 2009 was comprised primarily of cash provided by borrowings under Brotman’s revolving line of credit for working capital purposes, offset by increased deposits into restricted cash of $588,000 as required by Brotman’s JHA financing and payments of $228,000 on capital leases. Net cash used in financing activities for the three months ended December 31, 2008 was comprised primarily of payments related to our former term debt of approximately $1,720,000, payments of $93,000 on capital leases and a payment of $250,000 on the Brotman Unsecured Creditors Note.

At December 31, 2009, we had working capital of approximately $15,768,000 as compared to working capital of approximately $9,903,000 at September 30, 2009.

At December 31, 2009 and September 30, 2009, cash and cash equivalents and investments totalled approximately $45,006,000 and $39,828,000 respectively.

Prospect Note Offering

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

Brotman Financing

As part of Brotman’s emergence from bankruptcy on April 14, 2009, financing was secured from the Los Angeles Jewish Home for the Aging (“JHA”) and Gemino.

The JHA financing was comprised of two term debt components, a $16.0 million tranche secured by assets on the west side of the Brotman campus commonly referred to as “Delmas West” and a $6.25 million tranche on the main hospital pavilion on the east side of the property. The $16.0 million tranche contains an option for JHA to acquire the Delmas West parcel for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. If JHA does not exercise its option, Brotman will be required to refinance the $16.0 million tranche on or before April 14, 2011. With respect to the $16.0 million tranche of the JHA facility, JHA also has the right to declare the unpaid loan amount, immediately due and payable at any time after April 14, 2010 and prior to April 14, 2011, provided that JHA gives 180 days’ written notice of exercise. Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010.  In addition, the $6.25 million tranche of the JHA transaction will mature on April 14, 2012 and Brotman will need to secure financing to retire this portion of the debt.

The Gemino financing was comprised of a $6.0 million, senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at LIBOR plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending June 30, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.  As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement.  Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio.  Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ending December 31, 2009 and March 31, 2020; (ii) 1.05:1.00 for the fiscal quarters ending June 30, 2010 and September 30, 2010; (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011; and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter.  As of December 31, 2009, Brotman was in compliance with the required financial covenants under the amended credit agreement.

The Class 4 Note, which was executed on April 14, 2009, the Effective Date of Brotman’s Plan of Reorganization, for the benefit of the allowed Class 4 claims (as defined in the Plan of Reorganization) bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Medical Holdings, Inc. in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 6 to the accompanying unaudited condensed consolidated financial statements).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will remain at $100,000 per month until such time permitted by applicable agreement or the Creditor Trust Note has been amended or repaid. For the period April 14, 2009 through December 31, 2009, total principal repayments of on the Class 4 Note were approximately $751,000.

We anticipate attempting to finance future acquisitions and potential business expansion with a combination of debt, issuances of equity instrument, and cash flow from operations.

In order to meet our long-term liquidity needs, we may incur, from time to time, additional bank indebtedness. Banks and traditional commercial lenders do not generally make loans to companies without substantial tangible net worth. Since, by the nature of our business, we accumulate substantial goodwill and intangibles on our balance sheet, it may be difficult for us to obtain this type of financing in the future. We may issue additional equity and debt securities, the availability and terms of which will depend upon market and other conditions. The corporate lending and equity markets have been affected by the current credit market conditions, resulting in both a reduction in the number of transactions as well as the amount of funds raised. Transactions that have been consummated are completed at lower valuations in the case of equity offerings and at higher interest costs in the case of debt offerings. Our ability to issue any debt or equity instruments in a public or private sale is also restricted under certain circumstances, pursuant to contractual restrictions in agreements with our lenders and the indenture governing the Notes (see above). There can be no assurance that additional financing will be available upon terms acceptable to us, if at all. The failure to raise the funds necessary to finance our future cash requirements could adversely affect our ability to pursue our strategy and could adversely affect our future results of operations.

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

Consolidation of Financial Statements

Under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under FASB ASC 810-10 (previously issued as EITF Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”) because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through the assignable option agreements, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. The operations of our affiliated physician organizations have a significant impact on our financial statements. The financial statements of Brotman have been included in our consolidated financial statements since April 14, 2009, when we acquired a majority stake in that entity. All inter-company accounts and balances have been eliminated in consolidation.

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

Capitation revenue paid by HMOs is recognized in the month in which the affiliated physician organization is obligated to provide services. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. Such retroactive terminations or additions have historically not had a material effect on capitation revenue.

Variability in capitation revenue exists under Medicare’s capitation model referred to as “Risk Adjustment.” Under the model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS based on the acuity of the enrollees to whom services were provided. Capitation for the current year is paid based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods (generally in our fourth fiscal quarter) after the final data has been processed by CMS. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded approximately $4.3 million and $1.6 million in increased capitation revenue in the fourth quarter of fiscal 2009 and 2008, respectively, for risk adjustment factors.

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. As of December 31, 2009, except for one contract where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following year. Due to the lack of access to timely information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, once we are in receipt of information necessary to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

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

Our medical care costs include actual historical claims experience and IBNR. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data, adjusted for payment patterns, cost trends, product mix, utilization of healthcare services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period they become known. While we believe our estimates are adequate and appropriate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources, as appropriate.

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

The following tables reflect (i) the change in our estimate of claims liability as of December 31, 2009 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of December 31, 2009 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(4,209)
(2)%	$(2,806)
(1)%	$(1,403)
1%	$1,403
2%	$2,806
3%	$4,209

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(789)
(2)%	$(526)
(1)%	$(263)
1%	$263
2%	$526
3%	$789

The following table shows the components of the change in medical claims and benefits payable for the three months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,
	2009	2008
IBNR as of beginning of period	$16,824	$20,480
Healthcare claims expense incurred during the period
Related to current year	18,922	19,255
Related to prior years	(929)	(1,510)
Total incurred	17,993	17,745
Healthcare claims paid during the period
Related to current year	(6,646)	(4,884)
Related to prior years	(12,387)	(14,424)
Total paid	(19,033)	(19,308)
IBNR as of end or period	$15,784	$18,917

Through December 31, 2009, the $929,000 change in estimate related to IBNR as of September 30, 2009 represented approximately 5.5% of the IBNR balance as of September 30, 2009, approximately 1.3% of fiscal 2009 claims expense, and after consideration of tax effect, approximately 38.4% of net loss for the year then ended.

Through December 31, 2008, the $1,510,000 change in estimate related to IBNR as of September 30, 2008 represented approximately 7.4% of the IBNR balance as of September 30, 2008, approximately 1.9% of fiscal 2008 claims expense and after consideration of tax effect, approximately 35.9% of net income for the year then ended.

Past fluctuations in the IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Quarterly IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at fiscal year end.

We also regularly evaluate the need to establish premium deficiency reserves for the probability that anticipated future healthcare costs could exceed future capitation payments from the HMOs. To date, we have determined that no material premium deficiency reserves have been necessary.

Goodwill and Intangible Assets

ASC 805 (previously issued as SFAS No. 141) “Business Combinations,” requires all business combinations after June 30, 2001 to be accounted for using the purchase method and prohibits the pooling-of-interest method of accounting. ASC 805 also states that acquired intangible assets should be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses. We adopted the provisions of ASC 805 effective October 1, 2009.

ASC 350 (previously issued as SFAS No. 142, “Goodwill and Other Intangible Assets,”) requires that goodwill and indefinite life intangible assets not be subject to amortization but be evaluated for impairment on at least an annual basis, or more frequently if certain indicators are present. Such indicators include adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, our ability to maintain enrollment and renew payer contracts on favorable terms. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step consists of estimating the fair value of the reporting unit based on recognized valuation techniques, which include a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a representative market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the “implied fair value” of the goodwill, which is compared to its corresponding carrying value.

Long-lived assets, including property, improvements and equipment and amortizable intangibles, are evaluated for impairment under ASC 360-10-35, (previously issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts.

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

Our impairment test at September 30, 2009 resulted in no impairment charges.  In addition, no triggering events were identified that would cause impairment analysis at December 31, 2009.

The assessment of impairment indicators, measurement of impairment loss, selection of appropriate valuation methodology, assumptions and discount factors, involve significant judgment and requires management to project future results which are inherently uncertain.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on ASC 810, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”, previously known as SFAS No. 160. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It requires retroactive adoption of the presentation and expanded disclosure requirements for existing noncontrolling interests. All other requirements of the standard shall be applied prospectively. We adopted this standard effective October 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB updated guidance on ASC 805, “Business Combinations”, previously known as SFAS No. 141(R). ASC 805 retains the fundamental requirements of guidance surrounding business combinations stating that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the pronouncement effective October 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements for prior periods; but the pronouncement will impact the accounting for acquisitions subsequent to that date.

In June 2009, the FASB issued guidance on ASC 810-10, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, previously known as FIN No. 46, to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for fiscal years beginning after November 15, 2009. We will adopt the guidance for interim and annual reporting periods beginning in the first quarter of fiscal 2011 and are currently assessing the potential impact this guidance will have on our consolidated financial statements.

In June 2008, the FASB issued guidance contained in FASB ASC 260-10, previously known FASB Staff Position No. EITF 03-6-1. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights as to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. We adopted the guidance effective October 1, 2009.  The adoption of this guidance did not impact net income attributable to our Company per common share for prior periods and is not expected to have an impact on future periods until such time as we declare a regular quarterly dividend.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available.  This update is effective for the first reporting period, including interim periods, beginning after issuance.  The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.

Legal and Other Loss Contingencies

We are subject to contingencies, such as legal proceedings and claims arising out of our business. In accordance with ASC 450, “Accounting for Contingencies,” we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any.

We are in the process of finalizing certain post-closing matters related to the 2007 ProMed acquisition, including closing balance sheet reconciliations, escrow reconciliations and other matters. We have recorded an estimated settlement amount relating to such matters in the accompanying unaudited condensed consolidated financial statements.

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

We have historically funded our acquisition program with debt, the sale of our common stock, and cash flow from operations. The assets that we and our affiliated physician organizations have acquired have been largely goodwill and intangible assets. The acquisition of physician organizations consists primarily of HMO contracts, physician contracts and the right to manage each physician organization through a management services agreement. The physician organizations we acquire generally do not have significant tangible net equity; therefore, our acquired assets are predominantly goodwill and other intangible assets. The acquisition of hospital operations consists primarily of trade names, covenants-not-to-compete and property, improvements and equipment.

The following table summarizes all business combinations for the three years ended December 31, 2009.

Business Combinations	Effective Date	Purchase Price	Location
ProMed Entities	June 1, 2007	$48,392,000	San Bernardino and Los Angeles Counties
Alta	August 8, 2007	$154,935,000	Los Angeles County
Brotman (increased investment to a 71.9% interest)	April 14, 2009	$2,556,000	Los Angeles County

Divestitures

On August 1, 2008, we completed the sale of all of the outstanding stock of the AV Entities for total cash consideration of $8,000,000. As required by ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the AV Entities and their operations have been presented in our recently filed Form 10-K as discontinued operations for all periods presented. All references to operating results reflect our ongoing operations, excluding the AV Entities, unless otherwise noted.

Inflation

According to U.S. Bureau of Labor Statistics Data, the national healthcare cost inflation rate has exceeded the general inflation rate for the last four years. We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, we try to control physician and hospital costs through contracts with independent providers of healthcare services and close monitoring of cost trends, emphasizing preventive healthcare and appropriate use of specialty and hospital services.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation and in light of the material weakness in the financial reporting process at Brotman Medical Center discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

See below for discussion of material weaknesses in internal control over financial reporting at Brotman, which became a majority-owned subsidiary effective April 14, 2009.

Summary of Material Weaknesses in Internal Control over Financial Reporting:

As part of our preliminary assessment of internal controls over financial reporting, we identified several deficiencies within the financial reporting process of Brotman. We believe the combination of these deficiencies creates an environment where there is a reasonable possibility that a material misstatement of Brotman’s financial statements would not be detected in a timely manner. We have assessed a material weakness in the financial reporting process of Brotman and its related impact on the corporate consolidating financial reporting process. The deficiencies within the financial reporting process are the lack of a formalized month-end close process, limited staff training and financial accounting expertise and a lack of department accounting policies and procedures.

During the financial reporting close for the period ended September 30, 2009, Brotman was unable to implement a structured close process which resulted in multiple delays and iterations of their financial statements. Account reconciliations were not prepared in an accurate or timely manner which resulted in a significant amount of post-close adjustments. Also, Brotman’s accounting department did not demonstrate a sufficient amount of expertise or training to sufficiently complete the steps needed to execute an accurate or timely close. Additionally, Brotman’s accounting department did not utilize or implement policies and procedures to organize or streamline the close process.

As a result of these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in and an understanding of the complexities of the business and a financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of December 31, 2009. At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

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

•                  Enhanced Brotman’s accounting and finance policies and implemented more robust monitoring control procedures and analytics to prevent or detect a misstatement on a timely basis;

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

•                  Documenting formal accounting policies and procedures with regular compliance reviews of key risk areas to evaluate the designing and effectiveness of controls; and

•                  Enhancing the corporate financial reporting process oversight of the above mentioned controls and processes.

Changes in Internal Control over Financial Reporting

Except as discussed above, regarding Brotman, there have been no changes in our Internal Control that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Control.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

Exhibit No.	Title
10.1*	Employment Agreement effective June 1, 2007 between Jeereddi Prasad, M.D. and ProMed Health Care Administrators.

10.2*	Amendment No. 1 to Promissory Note entered into as of February 10, 2010 by Brotman Medical Center, Inc. and JHA WEST 16, LLC.

10.3*	Amendment No. 2 to Loan Agreement entered into as of February 10, 2010 by Brotman Medical Center and JHA WEST 16, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

February 16, 2010	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

February 16, 2010	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)