Form 10-Q
period 2010-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2010-05-17
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the issuer’s Common Stock, par value $0.01 per share, outstanding as of May 12, 2010 was 20,868,753.

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,892	$37,768
Restricted cash	2,340	1,395
Investments, primarily restricted certificates of deposit	634	665
Patient accounts receivable, net of allowance for doubtful accounts of $14,106 and $11,715 at March 31, 2010 and September 30, 2009	42,034	36,806
Government program receivables	2,100	4,852
Risk pool receivables	8	—
Other receivables	1,779	1,655
Third-party settlements	404	1,575
Notes receivable, current portion	57	56
Refundable income taxes, net	1,912	1,558
Deferred income taxes, net	6,566	6,644
Inventories	4,170	4,137
Prepaid expenses and other current assets	5,965	5,380
Total current assets	108,861	102,491
Property, improvements and equipment:
Land and land improvements	31,028	31,028
Buildings	24,270	23,665
Leasehold improvements	2,037	2,029
Equipment	21,453	20,255
Furniture and fixtures	892	913
	79,680	77,890
Less accumulated depreciation and amortization	(15,899)	(14,166)
Total property, improvements and equipment, net	63,781	63,724
Notes receivable, less current portion	329	357
Deposits and other assets	268	694
Deferred financing costs, net	7,318	8,205
Goodwill	153,250	153,250
Other intangible assets, net	44,225	46,425
Total assets	$378,032	$375,146

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$14,993	$16,824
Accounts payable and other accrued liabilities	31,846	31,773
Accrued salaries, wages and benefits	21,217	24,903
Due to government payer	13,834	13,834
Current portion of capital leases	867	820
Current portion of long-term debt	5,429	3,805
Other current liabilities	682	629
Total current liabilities	88,868	92,588
Long-term debt, net of current portion	172,781	172,539
Deferred income taxes, net	29,897	29,975
Malpractice reserve	2,321	2,824
Capital leases, net of current portion	715	569
Other long-term liabilities	133	162
Total liabilities	294,715	298,657
Commitments, Contingencies and Subsequent Events
Shareholders’ equity:
Prospect Medical Holdings, Inc.’s shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 20,859,565 and 20,619,278 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	209	206
Additional paid-in capital	96,360	94,498
Accumulated deficit	(12,857)	(18,303)
Total Prospect Medical Holdings, Inc.’s shareholders’ equity	83,712	76,401
Noncontrolling interest	(395)	88
Total shareholders’ equity	83,317	76,489
Total liabilities and shareholders’ equity	$378,032	$375,146

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Net Hospital Services revenues	$70,538	$37,908	$139,950	$73,230
Medical Group revenues	46,124	48,159	92,808	96,290
Total revenues	116,662	86,067	232,758	169,520
Operating expenses:
Hospital operating expenses	50,827	22,857	100,495	45,003
Medical Group cost of revenues	36,864	36,956	73,708	74,567
General and administrative	15,787	13,380	31,917	25,765
Depreciation and amortization	2,079	1,823	4,157	3,589
Total operating expenses	105,557	75,016	210,277	148,924
Operating income from unconsolidated joint venture	580	595	1,031	947
Operating income	11,685	11,646	23,512	21,543
Other (income) expense:
Investment income	(26)	(20)	(55)	(68)
Interest expense and amortization of deferred financing costs	7,267	6,576	14,156	12,714
(Gain) loss in value of interest rate swap arrangements	—	(955)	—	8,713
Total other (income) expense, net	7,241	5,601	14,101	21,359
Income before income taxes	4,444	6,045	9,411	184
Provision for income taxes	1,944	2,496	4,447	76
Net income	2,500	3,549	4,964	108
Net income (loss) attributable to noncontrolling interest	(87)	1	(483)	4
Net income attributable to Prospect Medical Holdings, Inc.	$2,587	$3,548	$5,447	$104

Per share data:
Net income attributable to Prospect Medical Holdings, Inc. per common share
Basic	$0.12	$0.17	$0.26	$0.01
Diluted	$0.11	$0.17	$0.24	$0.01

Weighted average shares outstanding:
Basic	20,802	20,508	20,727	20,508
Diluted	22,735	20,679	22,276	20,682

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2010	2009
Operating activities
Net income	$4,964	$108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,157	3,589
Amortization of deferred financing costs	927	68
Amortization of original issue discount	855	—
Provision for bad debts	14,640	3,709
Payment-in-kind interest expense	—	277
Amortization of other accumulated comprehensive income related to interest rate swap arrangements	—	440
Deferred income taxes, net	—	(3,304)
Stock-based compensation	1,712	582
Gain on sale of assets	(8)	—
Loss on interest rate swap agreements	—	8,713
Changes in assets and liabilities:
Risk pool receivables	(8)	461
Patient and other receivables	(16,069)	(7,524)
Prepaid expenses and other	(584)	465
Inventory	(31)	(904)
Refundable income taxes	(354)	3,923
Deposits and other assets	426	(1,654)
Accrued medical claims and other health care costs payable	(1,831)	(1,106)
Accounts payable, accrued liabilities and other liabilities	(4,095)	(2,790)
Net cash provided by operating activities	4,701	5,053
Investing activities
Purchases of property, improvements and equipment	(1,382)	(437)
Collections on notes receiveable	27	22
Increase in restricted certificates of deposits	31	(27)
Net cash used in investing activities	(1,324)	(442)
Financing activities
Borrowings on line of credit, net	1,541	—
Repayments on Class 4 Note	(531)	—
Repayments of term loan	—	(6,465)
Payments on capital leases	(432)	(195)
Change in restricted cash	(945)	—
Proceeds from exercises of stock options and warrants	152	—
Cash paid for deferred financing costs	(38)	—
Net cash used in financing activities	(253)	(6,660)
Increase (decrease) in cash and cash equivalents	3,124	(2,049)
Cash and cash equivalents at beginning of period	37,768	33,583
Cash and cash equivalents at end of period	$40,892	$31,534
Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$641	$195
Interest paid	$10,922	$11,866
Income taxes paid, net	$4,802	$3,148

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Business

Prospect Medical Holdings, Inc. (“Prospect” or the “Company”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”) or medical clinics. Following the Alta acquisition and acquisition of a majority stake in Brotman Medical Center, Inc., a California corporation (“Brotman”) on April 14, 2009 (see Note 7), and as of March 31, 2010, the Company owns and operates five community-based hospitals in southern California, and its operations are organized into three primary reportable segments: Hospital Services, Medical Group, and Corporate as discussed below.

Hospital Services Segment

Alta and Brotman (collectively, the “Hospital Services segment”) own and operate five hospitals in Los Angeles County, all accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations), with a total of 759 licensed beds served by 751 on-staff physicians at March 31, 2010. Alta owns (i) Alta Hollywood Hospitals, Inc., a California corporation dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the “Acquisition Date”), the Company increased its existing approximately 33.1% ownership stake in Brotman, to approximately 71.9% via an investment of approximately $2.5 million in cash, thereby obtaining a controlling interest. Brotman owns and operates Brotman Medical Center, located in Culver City, California.

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

Medical Group Segment

The Medical Group segment is a health care management services organization that provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with health maintenance organizations (“HMOs”) to provide enrollees of the HMOs with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Groups contract with physicians (primary care and specialist) and other health care providers to provide enrollees with all of their medical services. Prospect currently manages the provision of prepaid health care services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of March 31, 2010 (each, an “Affiliate”):

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

These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by Prospect:

Prospect Medical Systems, Inc. (“PMS”)

ProMed Health Care Administrators, Inc. (“PHCA”)

All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 55% owned by a nominee physician shareholder pursuant to an assignable option agreement described below, and AMVI/Prospect which is a 50/50 Joint Venture between AMVI and PMG. PMG is owned by the same nominee physician shareholder pursuant to a separate assignable option agreement. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying unaudited interim condensed consolidated financial statements.

As of March 31, 2010, the Medical Group segment manages services to the following number of enrollees under contracts with various health plans (in thousands):

	As of March 31
	2010	2009
Commercial	126.3	142.2
Medicare	22.3	21.7
Medi-Cal	19.2	19.3
Totals	167.8	183.2

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the Securities and Exchange Commission (“SEC”) for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed. All adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for fair presentation have been included in the accompanying unaudited interim condensed consolidated financial statements.

The results of operations for the three months and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2009.

The Company adopted authoritative guidance on ASC 810, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” (previously known as SFAS No. 160 issued by the Financial Accounting Standards Board (“FASB”)) that establishes accounting and reporting principles for a noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. As required by this guidance, the Company has adjusted the presentation of noncontrolling interests in the prior period unaudited interim condensed consolidated financial statements so that they are comparable to those of the fiscal year 2010 period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries and controlled entities in accordance with ASC 810-10. All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated unaudited results of operations for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the unaudited interim condensed consolidated financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party cost report settlements, receivables for medical services, allowances for contractual discounts and uncollectible accounts, accruals for medical claims, impairment of goodwill, long-lived assets and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims and workers’ compensation claims, reserves for the outcome of litigation, and valuation allowances for deferred tax assets.

Subsequent Events

The Company’s unaudited interim condensed consolidated financial statements are considered issued when filed with the SEC.  Accordingly, the Company has evaluated subsequent events up to the filing date of this Form 10-Q with the SEC (see Note 14).

Restricted Cash

At March 31, 2010, restricted cash was established at Brotman pursuant to Brotman’s Amended Plan of Reorganization, consisting primarily of contingency reserves, totaling $2,107,000 held in escrow for property taxes, maintenance and emergency room construction required under the JHA loan agreement (see Note 6). Additionally, $233,000 was held in a restricted account pursuant to workers compensation arrangements.

Restricted Investments

The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying unaudited interim condensed consolidated balance sheet, as they are restricted for payment of current liabilities.

Due to Governmental Payer and Third-Party Settlements

Following the acquisition of Brotman, effective April 14, 2009, the Company consolidated Brotman’s estimated liability to the Centers for Medicare and Medicaid Services (“CMS”) arising out of outlier payments received for services provided by Brotman to Medicare eligible inpatients, primarily for the last four months of calendar 2005 and all of calendar 2006.

While Brotman reports financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology primarily based on the diagnosis of the patient, but are entitled to receive additional payments, referred to as “outliers” for patients whose treatment is unusually costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the “RCC”) based on the statewide average. Payments on this basis were an interim estimate, subject to final determination upon auditing of the hospital’s cost reports. The Hospital filed its Medicare cost reports, but determined that its outlier reimbursement for services provided in fiscal years 2005 and 2006 might be subject to adjustment based on certain outlier reconciliation rules. Brotman filed its cost reports for 2005 and 2006, which have been tentatively reviewed by the fiscal intermediary. The Company believes that CMS has not conducted any outlier reconciliations under current regulations, has not formally notified the hospital of any pending reconciliation to be conducted regarding their cost reports and has not determined the amount of any liability at this point related to possible overpayments. As of March 31, 2010 and September 30, 2009, an estimated liability of $13,834,000 was included in the accompanying unaudited interim condensed consolidated balance sheet related to this matter. Brotman and Alta have also accrued estimated third-party settlement net receivables in the amount of $404,000 for filed cost reporting years and estimates for the six months ended March 31, 2010.  At September 30, 2009, estimated net receivables for cost reports not yet finalized were approximately $1,575,000. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement, which amounts totaled approximately $525,000 in each of the three-month and six-month periods ended March 31, 2009, and none in each of the three-month and six-month periods ended March 31, 2010.

Revenues

Revenues by reportable segment are comprised of the following amounts (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009 (1)	2010	2009 (1)
Net Hospital Services
Inpatient	$59,645	$35,561	$120,970	$68,800
Outpatient	8,929	1,941	16,854	3,663
Other	1,964	406	2,126	767
Total net Hospital Services revenues	$70,538	$37,908	$139,950	$73,230
Medical Group
Capitation	$45,933	$47,874	$92,381	$95,636
Management fees	158	144	312	288
Other	33	141	115	366
Total Medical Group revenues	$46,124	$48,159	$92,808	$96,290
Total revenues	$116,662	$86,067	$232,758	$169,520

(1)      Brotman revenues have been included in the accompanying unaudited interim condensed consolidated financial statements effective April 14, 2009, when the Company acquired a majority stake in Brotman.  Accordingly, the three months and six months ended March 31, 2010 include the operations of Brotman.

The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance.  The Company’s operations are organized into three reporting segments: (i) Hospital Services, (ii) Medical Group, and (iii) Corporate (see Note 8).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) attributable to Prospect Medical Holdings, Inc., net of taxes, and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the swaps ceased to be eligible for hedge accounting under ASC 815. As a result, all further changes in fair value of the swaps were recorded in the consolidated statements of operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through March 31, 2008 continued to be amortized to interest expense, using the effective interest method, over the remaining life of the swaps. The remaining unamortized portion of the interest rate swaps was expensed in July 2009 in connection with the Company’s termination of such swaps.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the unaudited condensed consolidated net income.

3. Equity-Based Compensation Plans

On August 13, 2008, following stockholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) have been discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan that were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan. As of March 31, 2010, there were 805,250 shares available for future grants under the 2008 Plan.

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

Stock Options Activity

The following table summarizes information about our stock options outstanding at March 31, 2010 and activity during the six-month period then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Outstanding as of September 30, 2009	4,333,335	$3.00
Granted	420,000	$4.40
Exercised	59,148	$2.58	$170,000
Forfeited	10,000	$2.30
Expired	58,420	$6.44
Outstanding as of March 31, 2010	4,625,767	$3.09	$16,935,000	42
Vested and exercisable as of March 31, 2010	3,555,763	$3.02	$13,259,000	41

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted value.

Stock-Based Compensation Expense

Under ASC 718, compensation cost for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant, estimated using an option pricing model.

Compensation costs for stock-based awards are measured and recognized in the financial statements, net of estimated forfeitures over the awards requisite service period. The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. Estimated forfeitures will be revised in future periods if actual forfeitures differ from the estimates and will impact compensation cost in the period in which the change in estimate occurs. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Six Months Ended March 31, 2010
Weighted average fair value of option grants	$1.67
Weighted average market price of the Company’s common stock on the date of grant	$4.40
Weighted average expected life of the options	3.07	years
Risk-free interest rate	1.38%
Weighted average expected volatility	54.49%
Dividend yield	0.00%

Expected Term—The expected term of options granted represents the period of time that they are expected to be outstanding. The Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under Staff Accounting Bulletin (SAB) No. 107. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable. We will continue to gather additional information about the exercise behavior of participants and will adjust the expected term of our option awards to reflect the actual exercise experience as such historical experience becomes sufficient.

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

During the six months ended March 31, 2010, an aggregate of 420,000 options were issued under the 2008 Plan, of which 220,000 were granted to Samuel S. Lee in connection with his employment as the Chief Executive Officer of the Company and 200,000 were granted to Mike Heather in connection with his employment as Chief Financial Officer of the Company. As of March 31, 2010, all of the shares granted to the Chief Executive Officer had vested and one-third of shares granted to the Chief Financial Officer had vested.

Stock-based compensation expense for stock options recognized in the three months ended March 31, 2010 and 2009 was approximately $336,000 and $248,000, respectively, and in the six months ended March 31, 2010 and 2009, was approximately $856,000 and $502,000, respectively. At March 31, 2010, there were 1,070,004 unvested options with related compensation expense of approximately $757,000 which will be recognized ratably over a weighted average remaining vesting period of 47 months.

Restricted Stock Award Activities

On August 15, 2008, the Company granted 200,000 shares of restricted stock to its Chief Financial Officer with a grant date fair value of $2.40 per share. As of March 31, 2010, all such shares had fully vested. On December 18, 2009, the Company granted an aggregate of 210,000 shares of restricted stock to its Chief Executive Officer and Chief Financial Officer. As of March 31, 2010, all of the shares granted to the Chief Executive Officer had vested and one-third of the shares granted to the Chief Financial Officer had vested.  Compensation expense relating to restricted stock recorded in the three months ended March 31, 2010 and 2009 was approximately $212,000 and $40,000, respectively and in the six months ended March 31, 2010 and 2009, was approximately $722,000 and $80,000, respectively.

On November 12, 2009, the Company granted an aggregate of 36,000 shares of restricted stocks to the outside members of the Board of Directors. The expense relating to these shares, which vested immediately, totaling approximately $144,000, was included in general and administrative expenses in the accompanying unaudited interim condensed consolidated financial statements during the six months ended March 31, 2010.

4. Earnings per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive.

The calculations of basic and diluted net income attributable to Prospect Medical Holdings, Inc. per share for the three months and six months ended March 31, 2010 and 2009 are as follows (in thousands, except share and per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income attributable to Prospect Medical Holdings, Inc.	$2,587	$3,548	$5,447	$104
Weighted average common shares outstanding - basic	20,801,794	20,508,444	20,726,844	20,508,444
Dilutive effect of stock options and warrants	1,933,685	170,803	1,549,569	173,078
Weighted average commonshares outstanding - diluted	22,735,479	20,679,247	22,276,413	20,681,522

Basic	$0.12	$0.17	$0.26	$0.01
Diluted	$0.11	$0.17	$0.24	$0.01

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive. Accordingly, a certain number of stock options and warrants have been excluded from the calculation of diluted earnings per share totaling 965,874 shares, during the six months ended March 31, 2010 and none during the three months ended March 31, 2010, and totaling 4,452,957 and 475,774 shares, respectively, during the three months and six months ended March 31, 2009.

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

On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc. (“PHAS”)), an affiliate of the Company, entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 7, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2007, emerged from the Chapter 11 bankruptcy proceeding on April 14, 2009 (the “Effective Date”). On the Effective Date, the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 71.9% via an incremental investment of approximately $2.5 million. For the three months and six months ended March 31, 2009, total fees earned and paid under the consulting services agreement were approximately $300,000 and $600,000, respectively. Beginning April 14, 2009, amounts earned under the agreement have been eliminated in consolidation.

On December 15, 2009, Brotman initiated a rights offering (“Rights Offering”), whereby existing shareholders of the Company could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”).  The Rights Offering deadline was originally December 30, 2009, but extended to January 7, 2010.  The Brotman Notes will be due three years from the date of issuance, will bear 15% per annum, and will be convertible at the option of the holder into shares of Brotman at $3.34 per share.  PHAS exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes.  Additionally, PHAS planned on exercising its right to purchase any Brotman Notes offered that were not purchased by other Brotman shareholders. Brotman intends to use the remainder of the Rights Offering to repay approximately $2 million currently due to Prospect.

As a result of the Rights Offering, Culver Hospital Holdings, a minority shareholder of Brotman, filed a shareholder complaint against Prospect Medical Holdings, PHAS, Brotman, and each of the Brotman Board of Directors.  Culver also plans to file a motion for preliminary injunction seeking to (1) enjoin Prospect from acquiring Culver’s share of convertible promissory notes, (2) enjoin Prospect from converting the Brotman Notes into shares of Brotman common stock, (3) enjoin Prospect from converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) enjoin Prospect from using the proceeds of the Rights Offering to repay debt Brotman owes to Prospect. The case is currently being litigated.

Effective December 15, 2009, the Board of Directors of Brotman authorized certain designated officers to enter into an amendment to the consulting services agreement between Brotman and PHAS (“Amended and Restated Consulting Services Agreement”).  The Amended and Restated Consulting Services Agreement, which was executed on February 1, 2010, states inter alia, that commencing as of April 14, 2009 and retroactive to such date, PHAS shall be entitled to receive a monthly fee of 4.5% of Brotman’s net operating revenue.  To the extent Brotman does not have sufficient cash to make such cash payment, or otherwise restricted by agreements applicable to Brotman or PHAS, then PHAS shall be entitled to receive shares of common stock of Brotman.  All amounts under this agreement are eliminated upon consolidation.

PMG, an affiliated physician organization of the Company, entered into a risk pool sharing agreement, dated May 1, 2005, with Brotman. Under the agreement, PMG and Brotman agreed to establish a Hospital Control Program (as defined) to serve HMO enrollees and earn incentive revenue or incur penalties by sharing in the risk for hospitalization based on inpatient services utilized. Risk pools are generally settled in the following year. For the three months and six months ended March 31, 2009, all incentive revenue earned under the agreement was compromised pursuant to Brotman’s Chapter 11 Plan of Reorganization. Beginning April 14, 2009, all amounts earned under the agreement are eliminated in consolidation.

In connection with the above-described risk-sharing agreement, Prospect Medical Systems, Inc. (“PMS”) and Brotman entered into an Administrative Services Agreement, dated October 1, 2005, as amended on October 1, 2009, that provides for the administration by PMS of the payment of claims under such risk-sharing arrangement, with all administrative fees being eliminated in consolidation.

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

On March 1, 2010, Alta entered into an agreement with an HMO, pursuant to which, Alta would provide hospital, medical, and other healthcare services to approximately 2,000 senior HMO enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Concurrently, on March 1, 2010, Alta entered into a risk pool sharing agreement with PMG and Prospect Health Source Medical Group (“PHS”) and a management services agreement with PMS. Under the risk pool sharing agreement, Alta, and PMG and PHS agreed to establish a Hospital Control Program (as defined) to serve the HMO enrollees, pursuant to which, PMG is allocated 90% residual interest in the profit or loss, after deductions for costs to Alta hospitals. Under the management services agreement, PMS would provide non-hospital and non-physician support activities that are required under the agreement with the HMO, in return for a monthly management fee of 10% of earned revenue (as defined).  All amounts earned under the risk pool sharing and management services agreements are eliminated in consolidation.

6. Long-Term Debt

Long-term debt consists of the following at March 31, 2010 and September 30, 2009, respectively (in thousands):

	March 31, 2010	September 30, 2009
Prospect’s debt:
Senior secured notes	$160,000	$160,000
Less original issue discount	(11,125)	(11,980)
	148,875	148,020
Brotman’s debt:
Revolving credit facility	4,430	2,888
Term loan-A (net of discount)	15,655	15,655
Term loan-B	6,250	6,250
Promissory Note—Creditors’ Trust	3,000	3,531
	29,335	28,324
Less current maturities	(5,429)	(3,805)
Long-term portion	$172,781	$172,539

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

The Company used the net proceeds from the sale of the Notes to repay all remaining amounts outstanding under its former $155 million senior secured credit facility, plus a prepayment premium of approximately $2.6 million. The Company reflected the prepayment premium, together with the write-off of approximately $560,000 of deferred financing costs related to its former credit facilities, as interest expense in the fourth quarter of fiscal 2009. Capitalized deferred financing costs and original issue discount related to the Notes is being amortized over the term of the related debt using the effective interest method.

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

The Indenture requires the Company to make an offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount thereof with certain proceeds of sales of assets. The Indenture also contains certain covenants that, among other things, limit the Company’s ability, and the ability of its restricted subsidiaries to: pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio. As of March 31, 2010, the Company was in compliance with the financial covenants.

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

Brotman’s Debt

The Brotman entity has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and Unsecured Promissory Note entered into in conjunction with effecting the Plan of Reorganization described in Note 7. The Company has not guaranteed any portion of Brotman’s debt or other obligations. Given the Company’s majority ownership in Brotman, effective April 14, 2009, all Brotman debt is included in the Company’s unaudited interim condensed consolidated financial statements. The Company has no obligation and has limited ability to fund Brotman’s operations post acquisition. Under the senior secured notes credit agreement, the Company is permitted to make additional investments in Brotman in an aggregate amount not to exceed $10,000,000, provided that such investments can exceed $10,000,000 if the amounts are funded solely with the proceeds of Equity Interests of the Company (as defined).

Senior Secured Revolving Credit Facility

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC (“Gemino”) for a three-year, $6.0 million (subsequently increased to $7.0 million pursuant to an amendment described below), senior credit facility secured by Brotman’s accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for Aging (“JHA”) loan (see below) maturity date and bears interest at LIBOR plus 7% per annum (11.0% at March 31, 2010, given a LIBOR floor of 4%). Interest is incurred based on the greater of $2 million or the actual outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited interim condensed consolidated balance sheet as of March 31, 2010, with the amount being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with certain financial covenants. Prior to the February 17, 2010 amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ended June 30, 2009, (ii) 1.15:1.00 originally for the fiscal quarter ended September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter. As of September 30, 2009, Brotman was not in compliance with these financial covenants.

Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ending December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ending June 30, 2010 and September 30, 2010, (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011, and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. As of March 31, 2010, Brotman was in compliance with the required financial covenants under the amended credit agreement. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1.0 million, to a total commitment of $7.0 million.

Secured Credit Facilities Term Loan: A and B

On April 14, 2009, the effective date of the Plan of Reorganization, Brotman consummated the transactions contemplated in the JHA financing and the JHA loan documents. Under the terms of the JHA loan agreements, JHA agreed to provide Brotman with up to $22.25 million in financing, consisting of two term loans: (i) a Term A loan of $16 million (the “Term A Loan”) with a 24-month term and (ii) a Term B loan of up to $6.25 million, with a term of 36 months (the “Term B Loan”). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan are secured by certain of Brotman’s personal property, and a mortgage on certain of Brotman’s real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited interim condensed consolidated balance sheet as of March 31, 2010, with that amount being amortized over the term of the related debt using the effective interest method.

With respect to the Term A Loan, JHA was granted the right (“Put Right”) to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time after April 14, 2010 and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance.  Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A Loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010.  Based on such amendment, as of March 31, 2010, the loan has been reflected as noncurrent in the accompanying unaudited interim condensed consolidated balance sheet.

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

Subordinated Promissory Note

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust (as defined in the Plan of Reorganization) for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorganization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Medical Holdings, Inc. in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 5).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will remain at $100,000 per month until such time as permitted by applicable agreement, or the Creditor Trust Note has been amended or repaid.

7. Acquisitions

Brotman Medical Center, Inc.

On August 31, 2005, the Company invested $1 million for an approximately 33.1% stake in Brotman, a 420-bed licensed and accredited acute care hospital, located in Culver City, California, with the intention of offering joint contracting to HMOs operating in Brotman’s service area. Brotman incurred significant losses before and after the Company’s initial investment and, on October 25, 2007 (the “Petition Date”), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Effective April 22, 2008, Samuel S. Lee (Prospect’s CEO and Chairman of the Board) was appointed Chairman of the Board of Directors of Brotman. On April 14, 2009 (The “Effective Date”), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the “Plan of Reorganization”) of Brotman whereby, among other things, all of Brotman’s outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan of Reorganization) totaling $3,500,000, holders of Brotman’s existing securities would receive New Common Stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made additional cash investments in Brotman, totaling $2,519,000, thereby acquiring an additional 38.86% ownership interest, which brought its total ownership interest to 71.96%.

For financial accounting purposes, the additional investment in Brotman was referred to as the “Brotman Acquisition” and in accordance with Statement of Financial Accounting Standards (“SFAS No. 141”), “Business Combinations,” the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company’s incremental ownership interest in Brotman. Under SFAS No. 141, the aggregate cost of the acquired assets, which includes cash paid of $2.5 million and expenses incurred in connection with the acquisition totaling $37,000, were allocated to the assets acquired and liabilities assumed. SFAS No. 141 is pre-Codification literature, the provisions of ASC 805 were not effective for the Company until October 1, 2009. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill and an identifiable intangible asset. Due to negative net book value of assets acquired, goodwill attributable to the noncontrolling (formerly minority) interest was not recognized. As the noncontrolling interest in Brotman exceeds 20%, the accounting basis in the acquired ownership in Brotman have not been pushed-down to the financial statements of Brotman and have been reflected in the Parent Company financial statements. The results of operations of Brotman have been included in the consolidated financial statements since the April 14, 2009 acquisition date. Brotman’s operations for the three months and six months ended March 31, 2010 reflected a net loss. The Company does not have the intent or ability, including under the terms of its debt agreement, to provide significant financial support to Brotman. Prior to October 1, 2009, a pro rata share of net income attributable to minority interest was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company. Effective October 1, 2009, with the adoption date of new accounting literature (see Note 11), a pro rata share of net loss attributable to noncontrolling interest was reported as a component of equity separate from the Company’s equity in the unaudited interim condensed consolidated balance sheet and as net loss attributable to noncontrolling interest in the unaudited interim condensed consolidated statement of operations.

On December 15, 2009, Brotman initiated a rights offering (“Rights Offering”), whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”). The Rights Offering deadline was originally December 30, 2009, but extended to January 7, 2010. The Brotman Notes are due three years from the date of issuance, bear interest at 15% per annum and are convertible at the option of the holder into shares of Brotman, at $3.34 per share. PHAS exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes.  Additionally, PHAS planned on exercising its right to purchase any Brotman Notes offered that were not purchased by other Brotman shareholders. Brotman intends to use the remainder of the Rights Offering to repay approximately $2 million currently due to Prospect.  As a result of the Rights Offering, Culver Hospital Holdings, a minority shareholder of Brotman, filed a shareholder complaint against Prospect Medical Holdings, PHAS, Brotman, and each of the Brotman Board of Directors.  Culver also plans to file a motion for preliminary injunction seeking to (1) enjoin Prospect from acquiring Culver’s share of convertible promissory notes, (2) enjoin Prospect from converting the Brotman Notes into shares of Brotman common stock, (3) enjoin Prospect from converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) enjoin Prospect from using the proceeds of the Rights Offering to repay debt Brotman owes to Prospect.  The case is currently being litigated.

The following is an analysis of the final allocation of assets acquired and liabilities assumed and the goodwill and identifiable intangible asset amount recognized in connection with the Brotman Acquisition, as of April 14, 2009 (in thousands):

Assets acquired	$53,302
Liabilities assumed	(78,119)
Net liabilities assumed	(24,817)
Total purchase consideration	(2,556)
Purchase consideration in excess of net liabilities assumed	(27,373)
Identifiable intangible—trade name	3,000
Goodwill	$24,373

The assets acquired include the relative percentage (38.83%) of the step up in basis of the assets acquired to estimated fair value, amounting to $10,547,000.

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

The following unaudited pro forma financial information for the three-month and six-month periods ended March 31, 2009 gives effect to the acquisition of Brotman as if it had occurred on October 1, 2008. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include any synergies or operational or other changes that might have been effected by the Company. Significant proforma adjustments include increased depreciation related to fixed assets acquired (in thousands).

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009

Net revenue	$114,667	$226,080
Net income (loss) attributable to common stockholders	$3,240	$(1,160)
Net income (loss) per share:
Basic	$0.15	$(0.06)
Diluted	$0.15	$(0.06)

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Management continues to implement operational improvements aimed at returning Brotman to profitability and is evaluating financing requirements and alternatives. Prospect has limited ability to fund Brotman’s post acquisition operations (Note 6).

8. Segment Information

ASC 815 provides disclosure guidelines for segments of a company based on a management approach to defining reporting segments.

The Company’s operations are organized into three reporting segments: (i) Hospital Services—which is comprised of Alta and Brotman reporting units, owns and operates five hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital, Van Nuys Community Hospital and Brotman Medical Center; (ii) Medical Group—which is comprised of Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations; and (iii) Corporate. Corporate represents expenses incurred in Prospect Medical Holdings, Inc. (the “Parent Entity”), which were not allocated to the other reporting segments.

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

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker (in thousands):

	As of and for the Three Months Ended March 31, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$70,538	$46,124	$—	$—	$116,662
Intersegment revenues	—	162	—	(162)	—
Total revenues	70,538	46,286	—	(162)	116,662
Operating income (loss)	11,863	2,517	(2,695)	—	11,685
Investment income	—	(26)	(268)	268	(26)
Interest expense and amortization of deferred financing costs	1,262	436	5,837	(268)	7,267
Income (loss) before income taxes	$10,601	$2,107	$(8,264)	$—	$4,444
Identifiable segment assets (liabilities)	$268,040	$97,198	$16,415	$(3,621)	$378,032
Segment capital expenditures, net of dispositions	$849	$95	$6	$—	$950
Segment goodwill	$108,573	$44,677	$—	$—	$153,250

	As of and for the Three Months Ended March 31, 2009
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$37,908	$48,159	$—	$—	$86,067
Intersegment revenues	—	—	—	—	—
Total revenues	37,908	48,159	—	—	86,067
Operating income (loss)	11,065	3,435	(2,854)	—	11,646
Investment income	—	(5)	(15)	—	(20)
Interest expense and amortization of deferred financing costs	52	—	6,524	—	6,576
Loss on interest rate swap arrangements	—	—	(955)	—	(955)
Income (loss) before income taxes	$11,013	$3,440	$(8,408)	$—	$6,045
Identifiable segment assets (liabilities)	$208,207	$161,715	$(74,486)	$—	$295,436
Segment capital expenditures, net of dispositions	$194	$21	$—	$—	$215
Segment goodwill	$22,339	$106,539	$—	$—	$128,878

	As of and for the Six Months Ended March 31, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$139,950	$92,808	$—	$—	$232,758
Intersegment revenues	—	240	—	(240)	—
Total revenues	139,950	93,048	—	(240)	232,758
Operating income (loss)	24,444	5,266	(6,198)	—	23,512
Investment income	—	(55)	(374)	374	(55)
Interest expense and amortization of deferred financing costs	2,460	435	11,635	(374)	14,156
Income (loss) before income taxes	$21,984	$4,886	$(17,459)	$—	$9,411
Identifiable segment assets (liabilities)	$268,040	$97,198	$16,415	$(3,621)	$378,032
Segment capital expenditures, net of dispositions	$1,276	$95	$11	$—	$1,382
Segment goodwill	$108,573	$44,677	$—	$—	$153,250

	As of and for the Six Months Ended March 31, 2009
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$73,230	$96,290	$—	$—	$169,520
Intersegment revenues	—	—	—	—	—
Total revenues	73,230	96,290	—	—	169,520
Operating income (loss)	20,182	6,240	(4,879)	—	21,543
Investment income	—	(31)	(37)	—	(68)
Interest expense and amortization of deferred financing costs	93	—	12,621	—	12,714
Loss on interest rate swap arrangements	—	—	8,713	—	8,713
Income (loss) before income taxes	$20,089	$6,271	$(26,176)	$—	$184
Identifiable segment assets (liabilities)	$208,207	$161,715	$(74,486)	$—	$295,436
Segment capital expenditures, net of dispositions	$375	$62	$—	$—	$437
Segment goodwill	$106,539	$22,339	$—	$—	$128,878

(1)                                  Prospect Medical Holdings, Inc. files consolidated tax returns and allocates costs for shared services and corporate overhead to each of the reporting segments. With the exception of the Brotman Acquisition, all acquisition-related debt, including those related to the Medical Group and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, and gain or loss on interest rate swaps to each of the reporting segments.

(2)                               Prospect Medical Group (which serves as a holding company for the other affiliated physician organizations) files consolidated tax returns.

(3)                                  Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

(4)                                  Because Brotman amounts are included only after April 14, 2009, those amounts are not included for the three months and six months ended March 31, 2009. In connection with Brotman’s Medi-Cal contract renewal, effective May 6, 2010, Brotman was awarded $2,000,000 from the State of California Distressed Hospital Fund for Services rendered from July 1, 2009 to April 30, 2010. Brotman recognized $1,800,000 of this revenue during the three months ended March 31 2010.

9. Income Taxes

The Company recorded a tax provision of approximately $1,944,000 and $4,447,000 for the three months and six months ended March 31, 2010, at effective tax rates of 43% and 47%, respectively and a tax provision of approximately $2,496,000 and $76,000 for the three months and six months ended March 31, 2009, at effective tax rates of 41% and 41%, respectively. The higher effective tax rate in the fiscal 2010 period was primarily due to not recognizing the tax benefit from Brotman’s loss for federal tax purposes.

As part of the Brotman Acquisition, management of the Company adopted ASC 740-10, accounting for uncertain tax positions, for Brotman and determined that no material unrecognized tax benefits existed at the date of acquisition and as of March 31, 2010.  Since its inception in 2005, Brotman has generated, and still maintains substantial net operating loss carryfowards which are open for examination by taxing authorities.

10. Fair Value of Financial Investments

Effective April 1, 2009, the Company adopted ASC 825-10. This literature requires that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. It also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. The fair values of the Company’s current financial assets and liabilities approximate their reported carrying amounts. The carrying values and the fair values of non-current financial assets and liabilities, that qualify as financial instruments under ASC 825-10-50 were as follows (in thousands).

	At March 31, 2010
	Carrying Amount	Fair Value
Assets:
Long-term note receivable	$329	$306
Liabilities:
Long-term debt	$172,781	$197,308

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

The Company adopted ASC 820-10 for financial assets and liabilities on October 1, 2008 and adopted the provisions for non-financial assets and liabilities on October 1, 2009. ASC 820-10 defines fair value, establishes guidelines for measuring fair value and expands disclosure about fair value measurements.  It does not create or modify any current GAAP requirements to apply fair value accounting.  However, it provides a single definition for fair value that is to be applied consistently for all prior accounting pronouncements.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.  ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

Financial Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Restricted Assets:
Investments, primarily restricted certificates of deposit	$634,000	$634,000	$—	$—

The Company’s investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The investment instruments that are valued based on quoted market prices in active markets are primarily restricted certificates of deposit.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets such as goodwill and identifiable intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment charges of goodwill and intangible assets were recorded for the three months and six months ended March 31, 2010. See Note 7 for additional information about goodwill and intangible assets.

11. Effect of Recent Accounting Pronouncements

In December 2007, the FASB updated guidance on ASC 805. ASC 805 retains the fundamental requirements of guidance surrounding business combinations stating that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the pronouncement effective October 1, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements for prior periods; but the pronouncement will impact the accounting for any acquisitions subsequent to that date.

In June 2009, the FASB issued guidance on ASC 810-10, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” previously known as FIN No. 46, to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the guidance for interim and annual reporting periods beginning in the first quarter of fiscal 2011and is currently assessing the potential impact this guidance will have on its consolidated financial statements.

In June 2008, the FASB issued guidance contained in FASB ASC 260-10, previously known as FASB Staff Position No. EITF 03-6-1. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company adopted the guidance effective October 1, 2009.  The adoption of this guidance did not impact net income attributable to the Company per common share for prior periods and is not expected to have an impact on future periods until such time as the Company declares a regular quarterly dividend.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.

12. Litigation and Contingencies

The Company is in the process of finalizing certain post-closing matters related to the 2007 ProMed acquisition, including closing balance sheet reconciliations, escrow reconciliations and other matters. The Company has recorded estimated settlement accrual amounts relating to such matters in the accompanying unaudited condensed consolidated financial statements.

The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union, United Healthcare Workers-West (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”) and Brotman and the SEIU both expired on February 28, 2010. Both parties are currently engaged in good faith bargaining negotiations and we currently do not anticipate that any changes reflected in any new agreements will have a material adverse effect on results of our Hospital Services operations in fiscal 2010.

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

The Company is also subject to a variety of claims and suits that arise from time to time in the ordinary course of its business, acquisition, or other transactions. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s consolidated financial position or results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company’s consolidated financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

The Company believes that the lines and amounts of insurance coverage that it, its subsidiaries, and our affiliated physician organizations maintain, and that it requires its contracted physician providers to maintain, are customary in its industry and adequate for the risks insured. The Company cannot assure, however, that it will not become subject to claims not covered or that exceed its insurance coverage amounts.

Total actuarially determined incurred but not reported claims and case reserves for estimated malpractice liabilities at March 31, 2010 were $2,321,000. These estimates may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated workers’ compensation liabilities at March 31, 2010 were $2,915,000. These estimates are included in other accrued liabilities and may change in the future, and such changes may be material.

13. Condensed consolidating financial statements of Prospect Medical Holdings, Inc. and subsidiaries as of March 31, 2010 and September 30, 2009 and for the three months and six months ended March 31, 2010

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%, and entered into a three-year $15 million revolving credit facility which was undrawn at the closing. The Notes and the revolving senior credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (the “Guarantors”), other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and assets of the subsidiary guarantors (other than accounts receivable and proceeds therefrom) including all mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors and proceeds therefrom, while the holders of the Notes have a second priority lien on such collateral (see Note 6).

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent”), the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Notes as of September 30, 2009 and as of and for the three months and six months ended March 31, 2010.  The Condensed Consolidating Statements of Operations and Cash Flows for the three months and six months ended March 31, 2009 have not been included, as the non-guarantor subsidiaries for the comparative period were minor. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the unaudited condensed consolidating statement of cash flows.

Unaudited interim condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(292)	$40,855	$329	$—	$40,892
Restricted cash	—	—	2,340	—	2,340
Investments, primarily restricted certificates of deposit	—	634	—	—	634
Patient accounts receivable, net	—	21,227	20,807	—	42,034
Government program receivables	—	300	1,800	—	2,100
Risk pool receivables	—	8	—	—	8
Other receivables	—	1,779	—	—	1,779
Third-party settlements	—	(180)	584	—	404
Notes receivable, current portion	—	57	—	—	57
Refundable income taxes, net	1,557	355	—	—	1,912
Deferred income taxes, net	4,323	2,243	—	—	6,566
Inventories	—	1,528	2,642	—	4,170
Prepaid expenses and other current assets	815	3,016	2,134	—	5,965
Intercompany accounts	66,018	(89,652)	23,552	82	—
Total current assets	72,421	(17,830)	54,188	82	108,861
Property, improvements and equipment:
Land and land improvements	—	27,604	3,424	—	31,028
Buildings	—	22,947	1,323	—	24,270
Leasehold improvements	5	1,998	34	—	2,037
Equipment	142	13,514	7,797	—	21,453
Furniture and fixtures	21	871	—	—	892
	168	66,934	12,578	—	79,680
Less accumulated depreciation and amortization	(146)	(11,855)	(3,898)	—	(15,899)
Total property, improvements and equipment, net	22	55,079	8,680	—	63,781
Notes receivable, less current portion	3,621	329	—	(3,621)	329
Deposits and other assets	6	262	—	—	268
Deferred financing costs, net	6,361	—	957	—	7,318
Goodwill	—	153,250	—	—	153,250
Other intangible assets, net	—	44,225	—	—	44,225
Total assets	$82,431	$235,315	$63,825	$(3,539)	$378,032
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$—	$14,655	$338	$—	$14,993
Accounts payable and other accrued liabilities	6,747	12,750	12,349	—	31,846
Accrued salaries, wages and benefits	2,488	12,071	6,658	—	21,217
Due to government payer	—	—	13,834	—	13,834
Income taxes payable, net	(1,399)	1,456	(57)	—	—
Current portion of capital leases	—	358	509	—	867
Current portion of long-term debt	—	—	5,429	—	5,429
Other current liabilities	28	654	—	—	682
Total current liabilities	7,864	41,944	39,060	—	88,868
Long-term debt, net of current portion	148,875	—	27,527	(3,621)	172,781
Deferred income taxes	8,911	20,986	—	—	29,897
Malpractice reserve	—	849	1,472	—	2,321
Capital leases, net of current portion	—	653	62	—	715
Other long-term liabilities	44	89	—	—	133
Total liabilities	165,694	64,521	68,121	(3,621)	294,715
Shareholders' equity (deficit):
Prospect Medical Holdings, Inc.'s shareholders' equity
Common stock	209	(53)	(114)	167	209
Additional paid-in capital	96,104	256	—	—	96,360
Accumulated deficit	(179,576)	170,591	(4,182)	310	(12,857)
Total Prospect Medical Holdings, Inc.'s shareholders' equity (deficit)	(83,263)	170,794	(4,296)	477	83,712
Noncontrolling interest	—	—	—	(395)	(395)
Total shareholders' equity (deficit)	(83,263)	170,794	(4,296)	82	83,317
Total liabilities and shareholders' equity	$82,431	$235,315	$63,825	$(3,539)	$378,032

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2009

(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(514)	$36,995	$1,287	$—	$37,768
Restricted cash	—	—	1,395	—	1,395
Investments, primarily restricted certificates of deposit	—	665	—	—	665
Patient accounts receivable, net	—	19,543	17,263	—	36,806
Government program receivables	—	4,852	—	—	4,852
Other receivables	8	1,647	—	—	1,655
Third-party settlements	—	790	785	—	1,575
Notes receivable, current portion	—	56	—	—	56
Refundable income taxes, net	1,545	13	—	—	1,558
Deferred income taxes, net	4,323	2,321	—	—	6,644
Inventories	—	1,477	2,660	—	4,137
Prepaid expenses and other current assets	72	2,491	2,817	—	5,380
Intercompany accounts	90,190	(119,113)	28,841	82	—
Total current assets	95,624	(48,263)	55,048	82	102,491
Property, improvements and equipment:
Land and land improvements	—	27,604	3,424	—	31,028
Buildings	—	22,400	1,265	—	23,665
Leasehold improvements	5	2,024	—	—	2,029
Equipment	131	12,396	7,728	—	20,255
Furniture and fixtures	21	892	—	—	913
	157	65,316	12,417	—	77,890
Less accumulated depreciation and amortization	(138)	(10,591)	(3,437)	—	(14,166)
Total property, improvement and equipment, net	19	54,725	8,980	—	63,724
Notes receivable, long-term portion	—	357	—	—	357
Deposits and other assets	6	358	330	—	694
Deferred financing costs, net	6,878	—	1,327	—	8,205
Deferred income taxes, net	(643)	643	—	—	—
Goodwill	—	153,250	—	—	153,250
Other intangible assets, net	—	46,425	—	—	46,425
Total Assets	$101,884	$207,495	$65,685	$82	$375,146
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$16,613	$211	$—	$16,824
Accounts payable and other accrued liabilities	7,102	10,548	14,123	—	31,773
Accrued salaries, wages and benefits	4,151	11,543	9,209	—	24,903
Due to government payer	—	—	13,834	—	13,834
Income taxes payable, net	(1,029)	1,086	(57)	—	—
Current portion of capital leases	—	383	437	—	820
Current portion of long-term debt	—	—	3,805	—	3,805
Other current liabilities	13	616	—	—	629
Total current liabilities	10,237	40,789	41,562	—	92,588
Long-term debt, net of current portion	148,020	—	24,519	—	172,539
Deferred income taxes	8,269	21,706	—	—	29,975
Malpractice reserve	—	914	1,910	—	2,824
Capital leases, net of current portion	—	299	270	—	569
Other long-term liabilities	78	84	—	—	162
Total liabilities	166,604	63,792	68,261	—	298,657
Shareholders’ equity (deficit):
Prospect Medical Holdings, Inc.’s Shareholders’ equity
Common stock	206	(53)	(114)	167	206
Additional paid-in-capital	94,242	256	—	—	94,498
Accumulated deficit	(159,168)	143,500	(2,462)	(173)	(18,303)
Total Prospect Medical Holdings, Inc.’s Shareholders’ equity (deficit)	(64,720)	143,703	(2,576)	(6)	76,401
Noncontrolling interest	—	—	—	88	88
Total Shareholders’ equity (deficit)	(64,720)	143,703	(2,576)	82	76,489
Total liabilities and Shareholders’ equity	$101,884	$207,495	$65,685	$82	$375,146

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$38,512	$33,490	$(1,464)	$70,538
Medical Group revenues	—	45,600	686	(162)	46,124
Total revenues	—	84,112	34,176	(1,626)	116,662
Operating expenses:
Hospital operating expenses	—	22,620	28,207	—	50,827
Medical Group cost of revenues	—	36,337	527	—	36,864
General and administrative	2,692	10,458	4,263	(1,626)	15,787
Depreciation and amortization	3	1,839	237	—	2,079
Total operating expenses	2,695	71,254	33,234	(1,626)	105,557
Operating income from unconsolidated joint venture	—	580	—	—	580
Operating (loss) income	(2,695)	13,438	942	—	11,685
Other (income) expense:
Investment income	(268)	(26)	—	268	(26)
Interest expense and amortization-deferred financing cost	5,837	445	1,253	(268)	7,267
Total other (income) expense, net	5,569	419	1,253	—	7,241
Income (loss) before income taxes	(8,264)	13,019	(311)	—	4,444
Provision for income taxes	1,106	838	—	—	1,944
Net income (loss)	(9,370)	12,181	(311)	—	2,500
Income (loss) attributable to noncontrolling interest	—	—	—	(87)	(87)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(9,370)	$12,181	$(311)	$87	$2,587

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended March 31, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$78,635	$65,754	$(4,439)	$139,950
Medical Group revenues	—	91,732	1,316	(240)	92,808
Total revenues	—	170,367	67,070	(4,679)	232,758
Operating expenses:
Hospital operating expenses	—	45,568	54,927	—	100,495
Medical Group cost of revenues	—	72,688	1,020	—	73,708
General and administrative	6,191	20,467	9,938	(4,679)	31,917
Depreciation and amortization	7	3,677	473	—	4,157
Total operating expenses	6,198	142,400	66,358	(4,679)	210,277
Operating income from unconsolidated joint venture	—	1,031	—	—	1,031
Operating (loss) income	(6,198)	28,998	712	—	23,512
Other (income) expense:
Investment income	(374)	(55)	—	374	(55)
Interest expense and amortization-deferred financing cost	11,635	461	2,434	(374)	14,156
(Gain) loss in value of interest rate swap arrangements	—	—	—	—	—
Total other (income) expense, net	11,261	406	2,434	—	14,101
Income (loss) before income taxes	(17,459)	28,592	(1,722)	—	9,411
Provision for income taxes	2,948	1,499	—	—	4,447
Net income (loss)	(20,407)	27,093	(1,722)	—	4,964
Income (loss) attributable to noncontrolling interest	—	—	—	(483)	(483)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(20,407)	$27,093	$(1,722)	$483	$5,447

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months ended March 31, 2010

(in thousands)

(Unaudited)

			Combined
		Combined	Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
Operating activities
Net income (loss)	$(20,407)	$27,092	$(1,721)	$—	$4,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7	3,677	473	—	4,157
Amortization of deferred financing costs	556	—	371	—	927
Amortization of original issue discount	855	—	—	—	855
Provision for bad debts	—	4,177	10,463	—	14,640
Stock-based compensation	1,712	—	—	—	1,712
Gain on sale of assets	—	(8)	—	—	(8)
Intercompany accounts	24,174	(29,462)	5,288	—	—
Changes in assets and liabilities:
Risk pool receivables	—	(8)	—	—	(8)
Patient and other receivables	8	(470)	(15,607)	—	(16,069)
Prepaid expenses and other	(743)	(526)	685	—	(584)
Inventory	—	(50)	19	—	(31)
Refundable income taxes	(12)	(342)	—	—	(354)
Income taxes payable	(369)	369	—	—	—
Deposits and other assets	—	96	330	—	426
Accrued medical claims and other health care costs payable	—	(1,959)	128	—	(1,831)
Accounts payable, accrued liabilities, and other liabilities	(2,041)	2,708	(4,762)	—	(4,095)
Net cash provided by operating activities	3,740	5,294	(4,333)	—	4,701
Investing activities
Purchases of property, improvements and equipment	(11)	(1,251)	(120)	—	(1,382)
Collections on (issuance of) notes receivable, net	(3,621)	27	—	3,621	27
Increase in restricted certificates of deposits	—	31	—	—	31
Net cash used in investing activities	(3,632)	(1,193)	(120)	3,621	(1,324)
Financing activities
Borrowings on line of credit, net	—	—	5,162	(3,621)	1,541
Repayments on Class 4 Note	—	—	(531)	—	(531)
Payments on capital leases	—	(242)	(190)	—	(432)
Change in restricted cash	—	—	(945)	—	(945)
Proceeds from exercises of stock options and warrants	152	—	—	—	152
Cash paid for deferred financing costs	(38)	—	—	—	(38)
Net cash (used in) provided by financing activities	114	(242)	3,496	(3,621)	(253)
Increase (decrease) in cash and cash equivalents	222	3,859	(957)	—	3,124
Cash and cash equivalents at beginning of period	(514)	36,995	1,287	—	37,768
Cash and cash equivalents at end of period	$(292)	$40,854	$330	$—	$40,892

14. Subsequent Event

Effective May 1, 2010, PMS entered into agreements with two unaffiliated medical groups to manage approximately 17,000 HMO enrollees. Monthly management fees range from 7.5% to 12.5% of revenues depending on the type of revenues managed. The agreements are for an initial three year period, with automatic renewal provisions, and 90 day cancellation provisions.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•                  Receipt of reimbursement from third party payors and collections of accounts receivable from uninsured patients;

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

•                  Labor costs;

•                  Competition;

•                  Government regulation;

•                  Changes in the regulatory and healthcare policy environment;

•                  Changes to the manner and extent to which healthcare services are covered, delivered and reimbursed that will occur, or may occur, as a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010;

•                  Economic trends generally and local economic conditions in southern California;

•                  Medical malpractice claims and HMO bad-faith liability claims;

•                  Weather conditions, severity of annual flu seasons and other factors;

•                  Losses at Brotman could have a significant negative impact on our consolidated financial position and our ability to refinance Brotman debt on favorable terms; and

•                  Certain risks more fully described under the heading “Risk Factors” in our other SEC filings.

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

Hospital Services Segment

The Hospital Services segment owns and operates five hospitals in Los Angeles County with a total of 759 licensed beds served by 751 on-staff physicians at March 31, 2010. Each of the community hospitals in Hollywood, Los Angeles, Norwalk and Culver City offers a comprehensive range of medical and surgical services, including inpatient, outpatient, skilled nursing and urgent care services. The psychiatric hospital in Van Nuys provides acute inpatient and outpatient psychiatric services to patients admitted on a voluntary basis. Admitting physicians are primarily practitioners in the local area. The hospitals have payment arrangements with Medicare, Medi-Cal and other third-party payers including some commercial insurance carriers, HMOs and Preferred Provider Organizations (“PPOs”). The basis for such payments involving inpatient and outpatient services rendered includes prospectively determined rates per discharge and cost-reimbursed methodologies. The Alta hospitals are eligible to receive additional Disproportionate Share Hospital Program (“DSH”) payment adjustments from Medicare and Medi-Cal based on a prospective payment system for hospitals that serve large proportions of low-income patients. Brotman is eligible to receive DSH payment adjustments from Medicare and supplemental Distressed Hospital Fund payments from the California Medical Assistance Commission (“CMAC”).

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

Hospital Services Results of Operations

The following table sets forth the unaudited results of operation for our hospitals and is used in the discussion below for the three-month and six-month periods ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2010	2009	Increase (Decrease)%		2010	2009	Increase (Decrease)%
Net Hospital Services revenues:
Medicare	$35,207	$17,900	$17,307	96.7%	$71,937	$34,758	$37,179	107.0%
Medi-Cal	17,054	17,465	(411)	(2.4)%	33,787	33,578	209	0.6%
Managed care	11,392	1,511	9,881	653.9%	23,064	2,994	20,070	670.3%
Self pay	4,921	626	4,295	686.1%	9,036	1,133	7,903	697.5%
Other	1,964	406	1,558	383.7%	2,126	767	1,359	177.2%
Total Hospital Services revenues	70,538	37,908	32,630	86.1%	139,950	73,230	66,720	91.1%
Hospital Services operating expenses:
Salaries, wages and benefits	32,018	15,923	16,095	101.1%	63,933	31,817	32,116	100.9%
Other operating expenses	5,149	2,250	2,899	128.8%	9,360	4,434	4,926	111.1%
Supplies expense	5,270	2,184	3,086	141.3%	11,130	4,377	6,753	154.3%
Provision for doubtful accounts	7,670	2,216	5,454	246.1%	14,641	3,709	10,932	294.7%
Lease and rental expense	720	284	436	153.5%	1,431	666	765	114.9%
Total Hospital Services operating expenses	50,827	22,857	27,970	122.4%	100,495	45,003	55,492	123.3%
General and administrative expenses	6,629	3,050	3,579	117.3%	12,587	6,218	6,369	102.4%
Depreciation and amortization expense	1,219	936	283	30.2%	2,424	1,827	597	32.7%
Total non-medical expense	7,848	3,986	3,862	96.9%	15,011	8,045	6,966	86.6%
Operating income	$11,863	$11,065	$798	7.2%	$24,444	$20,182	$4,262	21.1%

The following table sets forth selected operating items, expressed as a percentage of total net hospital services revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net Hospital Services revenues:
Medicare	49.9%	47.2%	51.4%	47.5%
Medi-Cal	24.2%	46.1%	24.1%	45.8%
Managed care	16.1%	4.0%	16.5%	4.1%
Self pay	7.0%	1.7%	6.5%	1.5%
Other revenues	2.8%	1.0%	1.5%	1.1%
Total Hospital Services revenues	100.0%	100.0%	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	45.4%	42.0%	45.7%	43.4%
Other operating expenses	7.3%	5.9%	6.7%	6.1%
Supplies expense	7.5%	5.8%	7.9%	6.0%
Provision for doubtful accounts	10.9%	5.8%	10.5%	5.1%
Lease and rental expense	1.0%	0.7%	1.0%	0.9%
Total Hospital Services operating expenses	72.1%	60.2%	71.8%	61.5%
General and administrative expenses	9.4%	8.0%	9.0%	8.5%
Depreciation and amortization expense	1.7%	2.5%	1.7%	2.5%
Total non-medical expenses	11.1%	10.5%	10.7%	11.0%
Operating income	16.8%	29.3%	17.5%	27.5%

The following table shows certain selected historical operating statistics for our hospitals as of and for the three-month and six-month periods ended March 31, 2010 and 2009:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net inpatient revenues (in thousands) (1)	$59,645	$35,561	67.7%	$120,970	$68,800	75.8%
Net outpatient revenues (in thousands)(1)	$8,929	$1,941	360.0%	$16,854	$3,663	360.1%
Other hospital services revenues (in thousands)	$1,964	$406	383.7%	$2,126	$767	177.2%
Number of hospitals at end of period	5	4	25.0%	5	4	25.0%
Licensed beds at end of the period	759	339	123.9%	759	339	123.9%
Average licensed beds	759	339	123.9%	759	339	123.9%
Average available beds	616	330	86.7%	616	330	86.7%
Admissions (2)	6,065	3,639	66.7%	12,052	7,224	66.8%
Adjusted patient adminissions (3)	6,795	3,899	74.3%	13,496	7,607	77.4%
Net inpatient revenue per admission	$9,834	$9,772	0.6%	$10,037	$9,524	5.4%
Patient days	38,246	24,062	58.9%	76,294	47,529	60.5%
Adjusted patient days	43,081	25,600	68.3%	85,849	50,553	69.8%
Average length of patients’ stay (days)	6.3	6.0	5.0%	6.3	5.9	6.8%
Net inpatient revenue per patient day	$1,560	$1,478	5.5%	$1,586	$1,448	9.5%
Outpatient visits	13,593	5,223	160.3%	27,749	10,179	172.6%
Net outpatient revenue per visit	$657	$372	76.6%	$607	$360	68.6%
Occupancy rate for licensed beds (4)	56.0%	78.9%	(29.0)%	56.0%	77.0%	(27.3)%
Occupancy rate for available beds (4)	69.0%	81.0%	(14.8)%	69.0%	79.1%	(12.8)%

(1)                                  Net inpatient revenues and net outpatient revenues are components of net patient revenues. Net inpatient revenues include self-pay revenues of approximately $2,984,000 and $594,000, for the three months ended March 31, 2010 and 2009, respectively, and $4,909,000 and $1,076,000, for the six months ended March 31, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of approximately $1,937,000 and $32,000 for the three months ended March 31, 2010 and 2009, respectively, and $4,127,000 and $57,000, for the six months ended March 31, 2010 and 2009, respectively.

(2)                                  Charity care admissions represent 0.9% and 0.5% of total admissions for the three months ended March 31, 2010 and 2009, respectively, and represent 1.0% and 0.6% of total admissions for the six months ended March 31, 2010 and 2009, respectively.  Based on the Company’s gross charge rates, revenues foregone under the charity policy, including indigent accounts, were approximately $712,000 and $229,000 for the three months ended March 31, 2010 and 2009, respectively, and approximately $1,916,000 and $625,000 for the six months ended March 31, 2010 and 2009, respectively.

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

(5)                                  The three months and six months ended March 31, 2010 include Brotman operating results, as the Company acquired a majority stake in, and began consolidating, Brotman, since April 14, 2009.  Accordingly, the comparative period does not include any operating results of Brotman.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Hospital Services Revenues

Net inpatient revenues for the three months ended March 31, 2010 were approximately $59,645,000 representing an increase of approximately $24,084,000 or 67.7% from net inpatient revenues for the three months ended March 31, 2009, of approximately $35,561,000. The three months ended March 31, 2010 include the results of Brotman, which, accounted for $25,267,000 or 104.9% of the increase.

Excluding Brotman, on a same hospital basis, Alta’s net inpatient revenues decreased by approximately $1,183,000 or 3.3% during the fiscal 2010 period as compared to fiscal 2009 period, primarily as a result of unusually high accute patient days in March 2009, together with lower average length of Medi-Cal patient stays and approved Medi-Cal patient days, partially offset by improved Medi-Cal and Medicare reimbursement rates in the 2010 period.

Same-hospital admissions, excluding the effect of Brotman, for the three months ended March 31, 2010 increased by approximately 6.4% compared to the three months ended March 31, 2009 primarily due to increases in the Medicare and Medi-Cal service lines.

Net outpatient revenues for the three months ended March 31, 2010 were approximately $8,929,000 representing an increase of approximately $6,988,000 or 360.0% from net outpatient revenues for the three months ended March 31, 2009, of approximately $1,941,000. The three months ended March 31, 2010 include the results of Brotman, which, accounted for $6,316,000 or 90.4% of the increase.

Excluding Brotman, same hospital net outpatient revenues increased by approximately $672,000 or 34.6%.  The increase was primarily attributable to increased outpatient surgery and emergency room visits.

Salaries, Wages and Benefits

Salaries, wages and benefits for the three months ended March 31, 2010 were approximately $32,018,000 representing an increase of approximately $16,095,000 or 101.1% from salaries, wages and benefits for the three months ended March 31, 2009, of approximately $15,923,000. The three months ended March 31, 2010 include the results of Brotman, which, accounted for $15,628,000 or 97.1% of the increase.

Excluding Brotman, Alta’s same hospital salaries, wages and benefits expense as a percentage of net Hospital Services revenues for the three months ended March 31, 2010 was 44.2%, compared to 42.0% for the three months ended March 31, 2009, with such increase being primarily due to increased accruals for annual incentive compensation,  increased labor expense due to the conversion of certain hospital personnel from contracted to salaried basis and increased health benefit costs, partially offset by productivity gains.

As of March 31, 2010, approximately 6% and 79%, of the total employees at our Alta and Brotman hospitals were represented by labor unions, respectively. We believe that labor relations at our hospital facilities generally have been satisfactory. The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union, United Healthcare Workers-West (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements between Brotman and the California Nurses Association (“CNA”) and Brotman and the SEIU both expired on February 28, 2010. Both parties are currently engaged in good faith bargaining negotiations and we currently do not anticipate that any changes in these agreements will have a material adverse effect on results of our Hospital operations in fiscal 2010.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2010 was approximately $5,149,000, representing an increase of $2,899,000 or 128.8% from other operating expense for the three months ended March 31, 2009, of approximately $2,250,000. The three months ended March 31, 2010 include the results of Brotman, which accounted for $3,290,000 or 113.5% of the increase.

Excluding Brotman, Alta’s same hospital other operating expense as a percentage of Alta’s net Hospital Services revenue for the three months ended March 31, 2010 was approximately 5.0%, representing a decrease of 15.2%, compared to 5.9% for the three months ended March 31, 2009. The decrease was due primarily to the reduction of registry costs and decreased contract labor costs as a result of the conversion of certain hospital personnel from contracted to salaried basis.

Supplies Expense

Supplies expense for the three months ended March 31, 2010 was approximately $5,270,000, representing an increase of approximately $3,086,000 or 141.3% from supplies expense for the three months ended March 31, 2009, of approximately $2,184,000. The three months ended March 31, 2010 include the results of Brotman, which accounted for $3,333,000 or 108.0% of the increase.

Excluding Brotman, Alta’s same hospital supplies expense as a percentage of Alta’s net Hospital Services revenue for the three months ended March 31, 2010 was 5.2% representing a decrease of 10.3% compared to 5.8% for the three months ended March 31, 2009. The decrease was due primarily to decreased utilization of high-cost implants and pharmaceuticals as a result of the outsourcing of our sub-acute pharmacy and improved efficiencies.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital Services revenues was 10.9% for the three months ended March 31, 2010 compared to 5.8% for the three months ended March 31, 2009.  The three months ended March 31, 2010 included the results of Brotman, which accounted for 104.0% of the increase.

Excluding Brotman, Alta’s same hospital provision for doubtful accounts for the three months ended March 31, 2010 decreased slightly to approximately 5.2% of Alta’s net Hospital Services revenue, compared to 5.8% for the three months ended March 31, 2009. The provision for doubtful accounts relates principally to self-pay amounts. The slight decrease was due to higher write offs in the prior year period; attributed to the economy.

The provision for doubtful accounts is further discussed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies.”

Lease and Rental Expense

Lease and rental expense for the three months ended March 31, 2010 was approximately $720,000, representing an increase of approximately $436,000 or 153.5% from lease and rental expense for the three months ended March 31, 2009, of approximately $284,000. The three months ended March 31, 2010 include the results of Brotman, which accounted for $286,000 or 65.6% of the increase.

Excluding Brotman, Alta’s same hospital lease and rental expense as a percentage of Alta’s net Hospital Services revenue for the three months ended March 31, 2010 was approximately 1.2% compared to approximately 0.7% for the three months ended March 31, 2009. This slight increase was primarily due to additional rental of hospital beds to accommodate increased inpatient admissions during the fiscal 2010 period.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2010 was approximately $6,629,000, representing an increase of approximately $3,579,000 or 117.3% from general and administrative expense for the three months ended March 31, 2009, of approximately $3,050,000. The three months ended March 31, 2010 include the results of Brotman, which accounted for $2,479,000 or 69.3% of the increase.

Excluding Brotman, same hospital general and administrative expense as a percentage of Alta’s net Hospital Services revenue for the three months ended March 31, 2010 was 11.2%, compared to 8.0% for the three months ended March 31, 2009, with the current year increase was primarily due to increased property taxes resulting from reassessment of the property tax base following the acquisition of Alta and increased facility maintenance.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2010 was approximately $1,219,000, representing an increase of approximately $283,000 or 30.2% from depreciation and amortization expense for the three months ended March 31, 2009, of approximately $936,000. The three months ended March 31, 2010 include the results of Brotman, which accounted for $237,000, or 83.6% of the increase.

Excluding Brotman, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues for the three months ended March 31, 2010 were approximately 2.7%, compared to 2.5% for the three months ended March 31, 2009. The increase was primarily due to depreciation of additional capital improvements in the fiscal 2010 period. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $354,000 and $317,000 in the three months ended March 31, 2010 and 2009, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $11,863,000 and $11,065,000 for the three months ended March 31, 2010 and 2009, respectively.  This increase was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Net Hospital Services Revenues

Net inpatient revenues for the six months ended March 31, 2010 were approximately $120,970,000, representing an increase of approximately $52,170,000 or 75.8% from net inpatient revenues for the six months ended March 31, 2009, of approximately $68,800,000. The six months ended March 31, 2010 include the results of Brotman, which, accounted for $51,894,000 or 99.5% of the increase.

Excluding Brotman, same hospital net inpatient revenues increased by approximately $276,000 or 0.5% during fiscal 2010 period, as compared to fiscal 2009 period. The factors contributing to such increase included increased admissions and improved Medicare and MediCal reimbursement rates, partially offset by lower average length of MediCal patient stays and approved MediCal patient days.

Same-hospital admissions, excluding the effect of Brotman, for the six months ended March 31, 2010 increased by approximately 7.5% compared to the six months ended March 31, 2009 primarily due to increases in the Medicare and MediCal service lines.

Net outpatient revenues for the six months ended March 31, 2010 were approximately $16,854,000, representing an increase of approximately $13,191,000 or 360.1% from net outpatient revenues for the six months ended March 31, 2009, of approximately $3,663,000. The six months ended March 31, 2010 include the results of Brotman, which, accounted for $11,866,000 or 90.0% of the increase.

Excluding Brotman, same hospital net outpatient revenues increased by approximately $1,325,000 or 36.2%, primarily due to increased outpatient surgery and emergency room visits.

Salaries, Wages and Benefits

Salaries, wages and benefits for the six months ended March 31, 2010 were approximately $63,933,000, representing an increase of approximately $32,116,000 or 100.9% from salaries, wages and benefits for the six months ended March 31, 2009, of approximately $31,817,000. The six months ended March 31, 2010 include the results of Brotman, which, accounted for $31,016,000 or 96.6% of the increase.

Excluding Brotman, Alta’s same hospital salaries, wages and benefits expense as a percentage of net Hospital Services revenues for the six months ended March 31, 2010 was 44.4%, compared to 43.4% for the six months ended March 31, 2009, with such change primarily the result of productivity gains.

Other Operating Expenses

Other operating expense for the six months ended March 31, 2010 was approximately $9,360,000, representing an increase of $4,926,000 or 111.1% from other operating expense for the six months ended March 31, 2009, of approximately $4,434,000. The six months ended March 31, 2010 include the results of Brotman, which accounted for $5,861,000 or 119.0% of the increase.

Excluding Brotman, Alta’s same hospital other operating expense as a percentage of Alta’s net Hospital Services revenue for the six months ended March 31, 2010 was approximately 4.7%, representing a decrease from 6.1% for the six months ended March 31, 2009, primarily as a result of reduced registry and contract labor costs following conversion of certain hospital personnel from contracted to salaried basis.

Supplies Expense

Supplies expense for the six months ended March 31, 2010 was approximately $11,130,000, representing an increase of approximately $6,753,000 or 154.3% from supplies expense for the six months ended March 31, 2009, of approximately $4,377,000. The six months ended March 31, 2010 include the results of Brotman, which accounted for $7,095,000 or 105.1% of the increase.

Excluding Brotman, Alta’s same hospital supplies expense as a percentage of Alta’s net Hospital Services revenue for the six months ended March 31, 2010 was 5.4% representing a decrease of 10.0% compared to 6.0% for the six months ended March 31, 2009. The decrease was due primarily to decreased utilization of high-cost implants and high-cost pharmaceuticals as a result of the outsourcing of our sub-acute pharmacy products and improved efficiencies.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net Hospital Services revenues was 10.5% for the six months ended March 31, 2010 compared to 5.1% for six months ended March 31, 2009.  The six months ended March 31, 2010 included the results of Brotman, which accounted for 95.7% of the increase.

Excluding Brotman, Alta’s hospital provision for doubtful accounts as a percentage of Alta’s net Hospital Services revenue for the six months ended March 31, 2010 was approximately 5.6%, compared to 5.1% for the six months ended March 31, 2009. The slight increase was due to an increase in uninsured patient admissions, attributed in part to the economy.

Lease and Rental Expense

Lease and rental expense for the six months ended March 31, 2010 was approximately $1,431,000, representing an increase of approximately $765,000 or 114.9% from lease and rental expense for the six months ended March 31, 2009, of approximately $666,000. The six months ended March 31, 2010 include the results of Brotman, which accounted for $491,000 or 64.2% of the increase.

Excluding Brotman, same hospital lease and rental expense as a percentage of Alta’s net Hospital Services revenue for the six months ended March 31, 2010 was approximately 1.3% compared to approximately 0.9% for the six months ended March 31, 2009. This slight increase was primarily due to additional rental of hospital beds, to accommodate increased inpatient admissions, during the fiscal 2010 period.

General and Administrative Expense

General and administrative expense for the six months ended March 31, 2010 was approximately $12,587,000 representing an increase of approximately $6,369,000 or 102.4% from general and administrative expense for the six months ended March 31, 2009, of approximately $6,218,000. The six months ended March 31, 2010 include the results of Brotman, which accounted for $4,962,000 or 77.9% of the increase.

Excluding Brotman, same hospital general and administrative expense as a percentage of Alta’s net Hospital Services revenue for the six months ended March 31, 2010 was 10.3% compared to 8.5% for the six months ended March 31, 2009, with the current year increase was primarily due to increased property taxes resulting from reassessment of the property tax base of Alta properties and increased facility maintenance.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended March 31, 2010 was approximately $2,424,000, representing an increase of approximately $597,000 or 32.7% from depreciation and amortization expense for the six months ended March 31, 2009, of approximately $1,827,000. The six months ended March 31, 2010 include the results of Brotman, which accounted for $473,000 or 79.2% of the increase.

Excluding Brotman, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues for the six months ended March 31, 2010 were approximately 2.7% compared to 2.5% for the six months ended March 31, 2009. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $708,000 and $634,000 in each of the six months ended March 31, 2010 and 2009, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $24,444,000 and $20,182,000 for the six months ended March 31, 2010 and 2009, respectively.  The increase was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, stock-based compensation and amortization of identifiable intangibles that relate to this segment.

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

The affiliated physician organizations provided medical services to a combined total of approximately 167,800 HMO enrollees at March 31, 2010, including approximately 10,100 AMVI/Prospect Health Network enrollees that we manage for the economic benefit of an independent third party, and for which we earn management fee income.

As of March 31, 2010, our affiliated physician organizations had contracts with approximately 16 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

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

We also potentially earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. These amounts are included in capitation revenue. Shared risk deficits are generally not payable until and unless we generated future risk-sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on information received from the HMOs or hospitals with whom the risk-sharing arrangements were in place, and who typically maintain the information and record keeping related to the risk pool arrangements. Differences between actual and estimated settlements are recorded when the final outcome is known. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

As discussed in Note 5 to the accompanying unaudited financial statements, effective March 1, 2010, we entered into a Capitation Arrangement whereby we agreed to provide hospital, medical and other health care services to approximately 2,000 senior members.  This is a major initiative within our future strategy, and we expect to enter into similar arrangements going forward for an increasing number of our senior members.  Through March 31, 2010, this arrangement was operating profitably.

We have increased our membership through acquisitions in previous years. These increases through acquisition were offset by HMO enrollment declines at our affiliated physician organizations, similar to the recent HMO enrollment trends in California. The following table sets forth the approximate number of members, by category (in thousands):

	As of March 31,
Member Category	2010	2009	% Increase (Decrease)
Commercial - owned	125	141	(11)%
Commercial - managed(l)	2	1	100%
Senior - owned	22	22	0%
Senior - managed(1)	—	—	0%
Medi-Cal - owned	11	11	0%
Medi-Cal - managed(1)	8	8	0%
Total	168	183	(8)%

(1)                                  Represent members of AMVI, Inc., our joint venture partner, which we manage on their behalf in exchange for a fee.

The following table details total paid member months, by member category, for the three-month and six-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	% Increase (Decrease)	2010	2009	% Increase (Decrease)
Commercial - owned	375	428	(12)%	768	878	(13)%
Commercial - managed(1)	5	4	25%	10	8	25%
Senior - owned	66	65	2%	131	130	1%
Senior - managed(1)	1	0	100%	1	1	0%
Medi-Cal - owned	33	34	(3)%	68	68	0%
Medi-Cal - managed(1)	25	24	4%	51	47	9%
	505	555	(9)%	1,029	1,132	(9)%

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

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of incurred but not reported amounts (“IBNR”).  We estimate our IBNR monthly, based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted each month as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual reviews of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate and appropriate, but there can be no assurance that medical care costs will not materially differ from such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and any favorable senior capitation risk-adjustment payments we receive. Since we record these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, we also historically adjust interim accruals of discretionary physician bonuses in the same period. Because incentives and risk-adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by reductions in bonuses awarded.

G&A costs are largely comprised of wage and benefit costs and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Medical Group Results of Operations

The following tables summarize our net operating revenue, operating expenses and operating income from Medical Group operations and are used in the discussions below for the three-month and six-month periods ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,				Six Months Ended March 31,
	2010	2009	Increase (Decrease)%		2010	2009	Increase (Decrease)%
Medical Group revenues:
Capitation	$45,933	$47,874	$(1,941)	(4.1)%	$92,381	$95,636	$(3,255)	(3.4)%
Management fees	158	144	14	9.7%	312	288	24	8.3%
Other operating revenues	33	141	(108)	(76.6)%	115	366	(251)	(68.6)%
Total Medical Group revenues	46,124	48,159	(2,035)	(4.2)%	92,808	96,290	(3,482)	(3.6)%
Medical Group cost of revenues:
PCP capitation	8,187	8,466	(279)	(3.3)%	16,593	17,134	(541)	(3.2)%
Specialist capitation	10,285	11,128	(843)	(7.6)%	20,633	22,147	(1,514)	(6.8)%
Claims expense	17,521	17,470	51	0.3%	35,514	35,163	351	1.0%
Physician salaries	190	287	(97)	(33.8)%	223	1,065	(842)	(79.1)%
Other cost of revenues	681	(395)	1,076	(272.4)%	745	(942)	1,687	(179.1)%
Total Medical Group cost of revenues	36,864	36,956	(92)	(0.3)%	73,708	74,567	(859)	(1.2)%
Gross margin	9,260	11,203	(1,943)	(17.3)%	19,100	21,723	(2,623)	(12.1)%
General and administrative expense	6,467	7,479	(1,012)	(13.5)%	13,140	14,675	(1,535)	(10.5)%
Depreciation and amortization expense	856	884	(28)	(3.1)%	1,725	1,755	(30)	(1.7)%
Total other expenses	7,323	8,363	(1,040)	(12.4)%	14,865	16,430	(1,565)	(9.5)%
Income from unconsolidated joint venture	580	595	(15)	(2.5)%	1,031	947	84	8.9%
Operating income	$2,517	$3,435	$(918)	(26.8)%	$5,266	$6,240	$(974)	(15.6)%
Medical cost ratio	80.3%	77.2%			79.8%	78.0%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Medical Group revenues:
Capitation	99.6%	99.4%	99.5%	99.3%
Management fees	0.3%	0.3%	0.3%	0.3%
Other operating revenues	0.1%	0.3%	0.1%	0.4%
Total Medical Group revenues	100.0%	100.0%	100.0%	100.0%
Medical Group cost of revenues:
PCP capitation	17.8%	17.6%	17.9%	17.8%
Specialist capitation	22.3%	23.1%	22.2%	23.0%
Claims expense	38.0%	36.3%	38.3%	36.5%
Physician salaries	0.4%	0.6%	0.2%	1.1%
Other cost of revenues	1.5%	(0.8)%	0.8%	(1.0)%
Total Medical Group cost of revenues	79.9%	76.7%	79.4%	77.4%
Gross margin	20.1%	23.3%	20.6%	22.6%
General and administrative expense	14.0%	15.5%	14.2%	15.2%
Depreciation and amortization expense	1.9%	1.8%	1.9%	1.8%
Total other expenses	15.9%	17.4%	16.0%	17.1%
Income from unconsolidated joint venture	1.3%	1.2%	1.1%	1.0%
Operating income	5.5%	7.1%	5.7%	6.5%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Capitation Revenue

Capitation revenue for the three months ended March 31, 2010 was approximately $45,933,000, representing a decrease of approximately $1,941,000 or 4.1% from capitation revenue for the three months ended March 31, 2009, of approximately $47,874,000.

The decrease in the fiscal 2010 period was due primarily to a decrease in commercial enrollment given current unemployment levels and cancellation of certain unprofitable Medi-Cal contracts, partly offset by rate increases and an increase in senior enrollment.

Management Fee Revenue

Management fee revenue for the three months ended March 31, 2010 was approximately $158,000, representing an increase of approximately $14,000 or 9.7% from management fee revenue for the three months ended March 31, 2009, of approximately $144,000.

The increase in management fee revenue during the fiscal 2010 period was primarily due to an increase in the number of members of AMVICare Health Network, Inc. and an increase in management fee percentage with OneCare.

Other revenue

Other revenue for the three months ended March 31, 2010 was approximately $33,000, representing a decrease of approximately $108,000 or 76.6% over other revenue for the three months ended March 31, 2009, of approximately $141,000.

Amounts represent incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

The decrease in other revenue during the fiscal 2010 period was primarily the result of timing of receipt of pay-for-performance monies.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended March 31, 2010 was approximately $8,187,000, representing a decrease of $279,000 or 3.3% over PCP capitation expense for the three months ended March 31, 2009, of approximately $8,466,000.

The decrease in PCP capitation expense during the fiscal 2010 period was primarily due to decreased enrollment, partly offset by market rate adjustments made as part of our effort to attract new physicians and their members.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended March 31, 2010 was approximately $10,285,000, representing a decrease of $843,000 or 7.6% from specialist capitation expense for the three months ended March 31, 2009, of approximately $11,128,000.

The decrease in specialist capitation expense during the fiscal 2010 period was due to a combination of decreased enrollment and moving more of certain specialties to a fee-for-service basis in the current year period, which move was considered more beneficial to the Company.

Claims Expense

Claims expense for the three months ended March 31, 2010 was approximately $17,521,000, representing an increase of $51,000 or 0.3% over claims expense for the three months ended March 31, 2009, of approximately $17,470,000.  The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.

Physician Salaries Expense

Physician salaries expense for the three months ended March 31, 2010 was approximately $190,000, representing a decrease of $97,000 or 33.8% over physician salaries expense for the three months ended March 31, 2009, of approximately $287,000.

The decrease in physician salaries expense was primarily due to conversion of on-staff hospitalist physicians from employment to capitation basis effective during the third quarter of fiscal 2009.

Other Cost of Revenues

Other cost of revenues for the three months ended March 31, 2010 was approximately $681,000, compared to a negative expense of approximately $395,000 for the three months ended March 31, 2009.

The change was primarily due to unusually high stop-loss insurance recoveries, resulting in a contra expense in the prior year period.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 20.1% for the three months ended March 31, 2010, from 23.3% for the three months ended March 31, 2009.

The decrease in our gross margin percentage between the fiscal 2010 and 2009 periods was primarily due to changes in the level of receipts for stop-loss insurance recoveries, increased claims expense, and certain market rate adjustments given to our contracted physicians as discussed above.

General and Administrative Expense

General and administrative expenses (“G&A”) were approximately $6,467,000 for the three months ended March 31, 2010, representing 14.0% of total Medical Group revenues, as compared with approximately $7,479,000 or 15.5% of total Medical Group revenues, for the fiscal 2009 period.

The decrease in G&A expenses during the fiscal 2010 period was primarily due to the elimination of certain personnel, facility and outside service costs, in connection with the consolidation of certain administrative functions among our Medical Groups.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2010 decreased to approximately $856,000 from $884,000 for the same period of the prior year, primarily due to retirement of certain office equipment.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended March 31, 2010 of $580,000 was comparable to the $595,000 for the same period of the prior year and in line with expectations.

Operating Income

Our Medical Group segment reported operating income of approximately $2,517,000 and $3,435,000, for the three months ended March 31, 2010 and 2009, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Capitation Revenue

Capitation revenue for the six months ended March 31, 2010 was approximately $92,381,000 representing a decrease of approximately $3,255,000 or 3.4% from capitation revenue for the six months ended March 31, 2009, of approximately $95,636,000.

The decrease in the fiscal 2010 period was due primarily to a decrease in commercial enrollment given current unemployment levels and cancellation of certain unprofitable Medi-Cal contracts, partly offset by rate increases and an increase in senior enrollment.

Management Fee Revenue

Management fee revenue for the six months ended March 31, 2010 was approximately $312,000 representing an increase of approximately $24,000 or 8.3% from management fee revenue for the six months ended March 31, 2009, of approximately $288,000.

The increase in management fee revenue during the fiscal 2010 period was primarily due to an increase in the number of members of AMVICare Health Network, Inc. and an increase in management fee percentage with OneCare.

Other revenue

Other revenue for the six months ended March 31, 2010 was approximately $115,000, representing a decrease of approximately $251,000 or 68.6% over other revenue for the six months ended March 31, 2009, of approximately $366,000.

Amounts represent incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

The decrease in other revenue during the fiscal 2010 period was primarily the result of timing of receipt of pay-for-performance monies.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the six months ended March 31, 2010 was approximately $16,593,000, representing a decrease of $541,000 or 3.2% over PCP capitation expense for the six months ended March 31, 2009, of approximately $17,134,000.

The decrease in PCP capitation expense during the fiscal 2010 period was primarily due to decreased enrollment, partly offset by market rate adjustments made as part of our effort to attract new physicians and their members.

Specialist Capitation Expense

Specialist Capitation expense for the six months ended March 31, 2010 was approximately $20,633,000, representing a decrease of $1,514,000 or 6.8% from specialist capitation expense for the six months ended March 31, 2009, of approximately $22,147,000.

The decrease in specialist capitation expense during the fiscal 2010 period was due to a combination of decreased enrollment and moving more of certain specialties to a fee-for-service basis in the current year period, which move was considered more beneficial to the Company.

Claims Expense

Claims expense for the six months ended March 31, 2010 was approximately $35,514,000, representing an increase of $351,000 or 1.0% over claims expense for the six months ended March 31, 2009, of approximately $35,163,000.  The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company, offset by decreased enrollment.

Physician Salaries Expense

Physician salaries expense for the six months ended March 31, 2010 was approximately $223,000, representing a decrease of $842,000 or 79.1% over physician salaries expense for the six months ended March 31, 2009, of approximately $1,065,000.

The decrease in physician salaries expense was primarily due to conversion of on-staff hospitalist physicians from employment to capitation basis effective during the third quarter of fiscal 2009.

Other Cost of Revenues

Other cost of revenues for the six months ended March 31, 2010 was approximately $745,000, compared to a negative expense of approximately $942,000 for the six months ended March 31, 2009.

The change was primarily due to unusually high stop-loss insurance recoveries, resulting in a contra expense in the prior year period.

Gross Margin

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 20.6% for the six months ended March 31, 2010, from 22.6% for the six months ended March 31, 2009.

The decrease in our gross margin percentage between the fiscal 2010 and 2009 periods was primarily due to changes in the level of stop-loss insurance recoveries, increased claims expense, and certain market rate adjustments given to our contracted physicians, as discussed above.

General and Administrative Expense

General and administrative expenses (“G&A”) were approximately $13,140,000 for the six months ended March 31, 2010, representing 14.2% of total Medical Group revenues, as compared with approximately $14,675,000 or 15.2% of total Medical Group revenues, for the fiscal 2009 period.

The decrease in G&A expenses during the fiscal 2010 period was primarily due to the elimination of certain personnel, facility and outside service costs, in connection with the consolidation of certain administrative functions among our Medical Groups.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended March 31, 2010 decreased to approximately $1,725,000 from $1,755,000 for the same period of the prior year, primarily due to retirement of certain office equipment.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the six months ended March 31, 2010 increased to $1,031,000 from $947,000 for the same period of the prior year. The increase was primarily due to increased risk pool income in the fiscal 2010 period.

Operating Income

Our Medical Group segment reported operating income of approximately $5,266,000 and $6,240,000, for the six months ended March 31, 2010 and 2009, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

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

The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below for the three-month and six-month periods ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,				Six Months Ended March 31,
	2010	2009	Increase (Decrease)%		2010	2009	Increase (Decrease)%
Operating Expenses:
General and administrative expense	$2,692	$2,851	$(159)	(5.6)%	$6,191	$4,873	$1,318	27.0%
Depreciation and amortization expense	3	3	0	0.0%	7	6	1	16.7%
Total Operating Expenses	2,695	2,854	(159)	(5.6)%	6,198	4,879	1,319	27.0%
Other (Income) Expense:
Investment income	—	(15)	15	-100%	—	(37)	37	-100%
Interest expense and amortization of deferred financing costs	5,569	6,524	(955)	-14.6%	11,261	12,621	(1,360)	-10.8%
(Gain) loss in value of interest rate swap arrangements	—	(955)	955	(100.0)%	—	8,713	(8,713)	(100.0)%
Total Other Expenses	5,569	5,554	15	0.3%	11,261	21,297	(10,036)	(47.1)%
Total Corporate Expenses	$8,264	$8,408	$(143)	(1.7)%	$17,459	$26,176	$(8,717)	(33.3)%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Operating Expenses:
General and administrative expense	2.3%	3.3%	2.7%	2.9%
Depreciation and amortization expense	0.0%	0.0%	0.0%	0.0%
Total Operating Expenses	2.3%	3.3%	2.7%	2.9%
Other (Income) Expense:
Investment income	0.0%	0.0%	0.0%	0.0%
Interest expense and amortization of deferred financing costs	4.9%	7.6%	4.9%	7.4%
(Gain) loss in value of interest rate swap arrangements	0.0%	(1.1)%	0.0%	5.1%
Total Other Expenses	4.9%	6.5%	4.9%	12.6%
Total Corporate Expenses	7.1%	9.8%	7.5%	15.4%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended March 31, 2010 was approximately $2,692,000, representing approximately 2.3% of total consolidated revenues, compared to approximately $2,851,000 or approximately 3.3% of total consolidated revenues, for the three months ended March 31, 2009. The decrease in G&A expenses during the fiscal 2010 period was due primarily to decreased accruals for annual incentive compensation and legal costs, offset by increased stock-based compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent at $3,000 for each of the three-month period ended March 31, 2010 and 2009.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the three months ended March 31, 2010 was approximately $5,569,000, compared to approximately $6,524,000 for the three months ended March 31, 2009, a decrease of approximately 14.6%.

Following our refinance on July 29, 2009, (see Note 6 to the unaudited condensed consolidated financial statements), the effective interest rate on our debt facilities was reduced, resulting in the decrease in quarterly interest expense..

Loss in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place in connection with our prior debt financing.  These swaps did not qualify for hedge accounting during the fiscal 2009 period and as such, all changes in fair value of those swaps were treated as an expense.

Concurrent with the Senior Secured Note transaction on July 29, 2009, we terminated the interest rate swap arrangements and expensed all previously unamortized swap fluctuation amounts.  Accordingly, there were no interest rate swaps in existence or related expense during the quarter ended March 31, 2010.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

General and Administrative Expense

General and administrative (“G&A”) expense for the six months ended March 31, 2010 was approximately $6,191,000, representing approximately 2.7% of total consolidated revenues, compared to approximately $4,873,000 or approximately 2.9% of total consolidated revenues, for the six months ended March 31, 2009. The increase in G&A expense percentage during the fiscal 2010 period was due primarily to relative decreases in accruals for annual incentive compensation and increased stock-based compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended March 31, 2010 was approximately $7,000, compared to approximately $6,000 for the six months ended March 31, 2009, primarily due to depreciation expense of additional office equipment incurred in the fiscal 2010 period.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs for the six months ended March 31, 2010 was approximately $11,261,000, compared to approximately $12,621,000 for the six months ended March 31, 2009, a decrease of approximately 10.8%.

Following our refinance on July 29, 2009, (see Note 6 to the unaudited condensed consolidated financial statements), the effective interest rate on our debt facilities was reduced, resulting in the decrease in quarterly interest expense..

Loss in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place in connection with our prior debt financing.  These swaps did not qualify for hedge accounting during the fiscal 2009 period and as such, all changes in fair value of those swaps were treated as an expense.

Concurrent with the Senior Secured Note transaction on July 29, 2009, we terminated the interest rate swap arrangements and expensed all previously unamortized swap fluctuation amounts.  Accordingly, there were no interest rate swaps in existence or related expense during the quarter ended March 31, 2010.

Consolidated Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2010 was approximately $1,944,000 compared to $2,496,000 in the three months ended March 31, 2009 with the change being due to the change in income before taxes. The effective tax rate was 44% for the three months ended March 31, 2010 compared to 41% for the three months ended March 31, 2009. The higher effective tax rate in the fiscal 2010 period was primarily due to not recognizing the deferred tax benefit from Brotman’s current period loss, for federal tax purposes.

Net Loss Attributable to Noncontrolling Interest

Net loss, net of tax attributable to noncontrolling interests for the three months ended March 31, 2010 was approximately $87,000, as compared to net income, net of tax of $1,000 for the three months ended March 31, 2009. The decrease was due to consolidation of Brotman in the current year period.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net income attributable to Prospect Medical Holdings, Inc.’s common stockholders for the three months ended March 31, 2010 was approximately $2,587,000 or $0.11 per diluted share, as compared to net income of approximately $3,548,000 or $0.17  per diluted share, for the three months ended March 31, 2009, which change was the result of the items discussed above.

Six Months Ended March 31, 2010 Compared to Six months Ended March 31, 2009

Provision for Income Taxes

Income tax provision for the six months ended March 31, 2010 was approximately $4,447,000, compared to $76,000 for the six months ended March 31, 2009, with the change being due to the change in income before taxes. The effective tax rate was higher at 47% for the six months ended March 31, 2010 compared to 41% for the six months ended March 31, 2009. The higher effective tax rate in the fiscal 2010 period was primarily due to not recognizing the deferred tax benefit from Brotman’s current period loss, for federal tax purposes.

Net Loss Attributable to Noncontrolling Interest

Net loss, net of tax attributable to noncontrolling interests for the six months ended March 31, 2010 was approximately $483,000, as compared to net income, net of tax of $4,000 for the six months ended March 31, 2009. The decrease was due to consolidation of Brotman in the current year period.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net income attributable to Prospect Medical Holdings, Inc.’s common stockholders for the six months ended March 31, 2010 was approximately $5,447,000 or $0.24 per diluted share, as compared to net income of approximately $104,000 or $0.01 per diluted share, for the six months ended March 31, 2009, which change was the result of the items discussed above.

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

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash-flow needs, of our business operations, and attainment of a competitive return. At March 31, 2010, we invested our cash in interest bearing money market accounts, interest-bearing certificates of deposit and non interest-bearing checking accounts. All of these amounts are classified as current assets and included in cash and cash equivalents in our condensed consolidated balance sheets.

Cash Flow from Operations

Net cash provided by operating activities was approximately $4,701,000 for the six months ended March 31, 2010 compared to net cash provided by operating activities of approximately $5,053,000 for the six months ended March 31, 2009. The decrease in net cash provided by operating activities for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 was due to various factors, including the following:

•                  earnings, excluding non-cash charges and credits were approximately $27,247,000 in the fiscal 2010 period compared to approximately $14,182,000 in the fiscal 2009 period;

•                  changes in patient, government program and other receivables, a use of approximately $16,069,000 in the fiscal 2010 period compared to a use of approximately $7,524,000 in the fiscal 2009 period. The increase in the fiscal 2010 period was attributable primarily to increased inpatient volume in our Hospital Services segment, with Brotman contributing approximately 87% of the increase;

•                  changes in prepaid expenses and other assets, a use of approximately $584,000 in the fiscal 2010 period compared to a source of approximately $465,000 in the fiscal 2009 period. The change in the fiscal 2010 period was primarily due to the timing of employee health insurance premium payments in connection with switching health insurance providers;

•                  changes in refundable income tax and taxes payable, a use of approximately $354,000 in the fiscal 2010 period compared to a source of approximately $3,923,000 in the fiscal 2009 period. The decrease in the fiscal 2010 period was primarily due to increased income tax deposits given higher taxable income in the 2010 period;

•                  changes in medical claims and related liabilities, a use of approximately $1,831,000 in the fiscal 2010 period compared to a use of approximately $1,106,000 in the fiscal 2009 period, with the increase in the fiscal 2010 period was primarily due to decreased enrollment and decreased accruals of IBNR in our Medical Group segment, to reflect current independent and in-house actuarial valuations; and

•                  changes in accounts payable and other accrued liabilities, a use of approximately $4,095,000 in the fiscal 2010 period compared to a use of approximately $2,790,000 in the fiscal 2009 period. The increase in the fiscal 2010 period was primarily due to payout of Company match obligations under the Brotman defined contribution plan for prior years, decreased accruals of medical malpractice and workers’ compensation insurance in our Hospital Services segment to reflect current independent actuarial valuation levels and increased payouts of accrued compensation in the 2010 period.

Net cash used in investing activities totaled approximately $1,324,000 for the six months ended March 31, 2010, compared to a use of approximately $442,000 for the six months ended March 31, 2009, the largest component of which was purchases of property, improvements and equipment, a use of approximately $1,382,000 in the fiscal 2010 period compared to a use of approximately $437,000 in the fiscal 2009 period, with the increase being partly due to inclusion of Brotman in the 2010 period.

Net cash used by financing activities totaled approximately $253,000 for the six months ended March 31, 2010, compared to a use of approximately $6,660,000 for the six months ended March 31, 2009. Net cash used in financing activities for the six months ended March 31, 2010 was comprised primarily of payments related to the Brotman’s Unsecured Creditors Note of $531,000, payments of $432,000 on capital leases, and increased deposits into restricted cash of $945,000 as required by Brotman’s JHA financing, offset by cash provided by net borrowings under Brotman’s revolving line of credit for working capital purposes of approximately $1,541,000. Net cash used in financing activities for the six months ended March 31, 2009 was comprised primarily of payments related to our former term debt of approximately $6,465,000 and payments of $195,000 on capital leases.

At March 31, 2010, we had working capital of approximately $19,993,000 as compared to working capital of approximately $9,903,000 at September 30, 2009.

At March 31, 2010 and September 30, 2009, cash, cash equivalents and investments (including restricted amounts) totaled approximately $43,866,000 and $39,828,000 respectively.

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

Brotman Financing

As part of Brotman’s emergence from bankruptcy on April 14, 2009, financing was secured from the Los Angeles Jewish Home for the Aging (“JHA”) and Gemino Healthcare Finance, LLC (“Gemino”).

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

The Gemino financing was comprised of a $6.0 million (which was increased to $7.0 million pursuant to an amendment described below), senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at LIBOR plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending June 30, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.  As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement.  Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio.  Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ending December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ending June 30, 2010 and September 30, 2010; (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011; and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter.  As of March 31, 2010, Brotman was in compliance with the required financial covenants under the amended credit agreement. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1.0 million to a total commitment of $7.0 million as set forth above.

The Class 4 Note, which was executed on April 14, 2009, the Effective Date of Brotman’s Plan of Reorganization, for the benefit of the allowed Class 4 claims (as defined in the Plan of Reorganization) bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Medical Holdings, Inc. in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 5 to the accompanying unaudited condensed consolidated financial statements).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will remain at $100,000 per month until such time permitted by applicable agreement or the Creditor Trust Note has been amended or repaid. For the period April 14, 2009 through March 31, 2010, total principal repayments on the Class 4 Note were approximately $1,000,000.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The accounting policies described below are considered critical in preparing our unaudited interim condensed consolidated financial statements.  Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

Consolidation of Financial Statements

Under applicable financial reporting requirements, the financial statements of the affiliated physician organizations with which we have management services agreements are consolidated with our own financial statements. This consolidation is required under FASB ASC 810-10 because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through the assignable option agreements, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. The operations of our affiliated physician organizations have a significant impact on our financial statements. The financial statements of Brotman have been included in our consolidated financial statements since April 14, 2009, when we acquired a majority stake in that entity. All inter-company accounts and balances have been eliminated in consolidation.

Revenue Recognition

Third-party and Patient Reimbursement

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

We recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third-party payers and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medi-Cal, and other third-party payers such as HMOs, PPOs and other private insurers, are generally less than our established billing rates. Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts.

For Medicare and Medi-Cal programs, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Under the Medi-Cal program’s prospective reimbursement systems, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates. Certain types of payments by the Medicare program (e.g. Medicare Disproportionate Share Hospital and Medicare Allowable Bad Debts) are subject to retroactive adjustment in future periods. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements for 2005 through 2008 cost report years increased our revenues by approximately $1.1 million and $0.2 million for the years ended September 30, 2009 and 2008, respectively and by approximately $525,000 in each of the three-month and six-month period ended March 31, 2009, and none in each of the three-month and six-month period ended March 31, 2010.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most appropriate and current information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our consolidated net hospital services revenue and net income would have changed by approximately $2.7 million and $1.5 million, respectively, for the three months ended March 31, 2010 and by approximately $5.3 million and $2.8 million, respectively, for the six months ended March 31, 2010. The process of determining the allowance requires us to estimate the amount expected to be received based on payer contract provisions, historical collection data as well as other factors and requires a high degree of judgment. It is impacted by changes in legislation, managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for Medicare, Medi-Cal and managed care plans would significantly lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is a primary source of cash and is critical to our operating performance. Our hospitals provide services to patients with health care coverage, as well as to those without health care coverage. Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion of the bill is determined by the patient’s individual health care or insurance plan. Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medi-Cal, as well as our policies for indigent and charity care. We maintain a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as total cash collections, point-of-service cash collections, accounts receivable days outstanding (“AR Days”), and accounts receivable aging. Accounts receivable are reserved at increasing percentages as they age. We establish a partial reserve in the allowance for doubtful accounts for self-pay balances on the date of discharge. All hospital receivables are fully reserved if they have been outstanding for greater than 365 days from the date of discharge.

Statements are sent to self-pay patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to third-party collection agencies for assistance in collecting the amount due. Our policy is to write-off all self-pay accounts after all collection efforts have failed, which is generally 130 days after the date of discharge of the patient. All accounts that have been placed with third-party collection agencies are written off. Patient responsibility accounts represent the majority of our write-offs. Accounts that are identified as self-pay accounts with balances less than $25.00 are automatically written off by the 30th day of each month. Non self-pay accounts are reviewed monthly and written-off on a case-by-case basis.

The largest component of our allowance for doubtful accounts relates to self-pay accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect these patient responsibility amounts prior to the delivery of care, the accounts are handled through our billing and collections processes. We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with applicable laws.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer (in thousands):

	March 31, 2010			September 30, 2009
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$13,112	$1,383	$11,729	$9,919	$1,064	$8,855
Medi-Cal	16,869	1,648	15,221	15,383	883	14,500
Managed care	9,761	1,005	8,756	10,803	1,324	9,479
Self-pay	12,077	7,660	4,417	11,391	8,183	3,208
Other	4,321	2,410	1,911	1,025	261	764
Total	$56,140	$14,106	$42,034	$48,521	$11,715	$36,806

When considering the adequacy of our allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with health care industry trends/indicators, historical collection rates by payer and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income would have changed by approximately $3.2 million and $1.8 million, respectively, for the three months ended March 31, 2010 and by approximately $3.2 million and $1.7 million, respectively, for the six months ended March 31, 2010. The provision for doubtful accounts as a percentage of net patient revenues was 9.0% for the six months ended March 31, 2010 compared to 5.1% for the six months ended March 31, 2009. The increase was attributable primarily to the current year inclusion of Brotman, which historically has a higher percentage of self-pay patients. Excluding Brotman, the provision for doubtful accounts as a percentage of net patient revenues was 5.4% and 5.6% for the six months ended March 31, 2010, respectively, which increase was due primarily to improved collection efforts.

Of the accounts receivable identified as due from third party payers at the time of billing, a small percentage may convert to self-pay upon denials from third party payers. Those accounts are closely monitored on a routine basis for potential denial and are reclassified as appropriate.

Third party payer and self-pay balances, as a percent of total gross billed accounts receivable, as of March 31, 2010 and September 30, 2009, are summarized in the tables below:

	March 31, 2010					September 30, 2009
	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total
0 - 60 days	90.0%	67.0%	53.0%	20.0%	65.0%	83.7%	77.4%	50.1%	25.1%	68.0%
61 - 120 days	5.0%	17.0%	24.0%	29.0%	17.0%	8.8%	11.3%	22.2%	23.0%	14.2%
121 - 180 days	2.0%	11.0%	16.0%	23.0%	11.0%	3.3%	6.8%	15.6%	28.0%	9.8%
Over 180 days	3.0%	5.0%	7.0%	28.0%	7.0%	4.2%	4.5%	12.1%	23.9%	8.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The increase in self-pay accounts receivable of 18.4% as a percentage of total net accounts receivable is primarily attributable to the current year inclusion of Brotman, which has historically had a higher percentage of self-pay patients.

Our AR Days from Hospital Services operations were 54.9 days at March 31, 2010 compared to 51.6 days at September 30, 2009. AR Days at March 31, 2010 and September 30, 2009 are within our target range. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

Although we believe that our existing allowance for doubtful accounts reserve policies for all payer classes are appropriate and responsive to both the current health care environment and the overall economic climate, we will continue to review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payer classification, aged accounts receivable by payer, days revenue outstanding, and the impact of our recent acquisition.

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

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. As of March 31, 2010, except for one contract where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following year. Due to the lack of access to timely information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, once we are in receipt of information necessary to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

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

The following tables reflect (i) the change in our estimate of claims liability as of March 31, 2010 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of March 31, 2010 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(4,884)
(2)%	$(3,256)
(1)%	$(1,628)
1%	$1,628
2%	$3,256
3%	$4,884

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(801)
(2)%	$(534)
(1)%	$(267)
1%	$267
2%	$534
3%	$801

The following table shows the components of the change in medical claims and benefits payable for the six months ended March 31, 2010 and 2009 (in thousands):

	Six Months Ended March 31,
	2010	2009
IBNR as of beginning of period	$16,824	$20,480
Healthcare claims expense incurred during the period
Related to current year	37,004	37,054
Related to prior years	(1,524)	(1,891)
Total incurred	35,480	35,163
Healthcare claims paid during the period
Related to current year	(23,717)	(20,075)
Related to prior years	(13,594)	(16,194)
Total paid	(37,311)	(36,269)
IBNR as of end of period	$14,993	$19,374

Through March 31, 2010, the $1,524,000 change in estimate related to IBNR as of September 30, 2009 represented approximately 9.1% of the IBNR balance as of September 30, 2009, approximately 2.1 % of fiscal 2009 claims expense, and after consideration of tax effect, approximately 44% of net loss for the year then ended.

Through March 31, 2009, the $1,891,000 change in estimate related to IBNR as of September 30, 2008 represented approximately 9.2% of the IBNR balance as of September 30, 2008, approximately 2.4% of fiscal 2008 claims expense, and after consideration of tax effect, approximately 45% of net loss from continuing operations for the year then ended.

Past fluctuations in IBNR estimates might also be a useful indicator of the potential magnitude of future changes in these estimates. Quarterly IBNR estimates include provisions for adverse development based on historical volatility. We maintain similar provisions at fiscal year end.

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

Our impairment test at September 30, 2009 resulted in no impairment charges.  In addition, no triggering events were identified that would cause impairment analysis at March 31, 2010.

The assessment of impairment indicators, measurement of impairment loss, selection of appropriate valuation methodology, assumptions and discount factors, involve significant judgment and requires management to project future results which are inherently uncertain.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on ASC 810, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This literature was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It requires retroactive adoption of the presentation and expanded disclosure requirements for existing noncontrolling interests. All other requirements of the standard shall be applied prospectively. We adopted this literature effective October 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB updated guidance on ASC 805 retains the fundamental requirements of guidance surrounding business combinations stating that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the pronouncement effective October 1, 2009. The adoption did not have a material impact on our condensed consolidated financial statements for prior periods; but the pronouncement will impact the accounting for acquisitions subsequent to that date.

In June 2009, the FASB issued guidance on ASC 810-10 to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for fiscal years beginning after November 15, 2009. We will adopt the guidance for interim and annual reporting periods beginning in the first quarter of fiscal 2011 and are currently assessing the potential impact this guidance will have on our consolidated financial statements.

In June 2008, the FASB issued guidance contained in FASB ASC 260-10. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights as to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. We adopted the guidance effective October 1, 2009.  The adoption of this guidance did not impact net income attributable to our Company per common share for prior periods and is not expected to have an impact on future periods until such time as we declare a regular quarterly dividend.

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

Legal and Other Loss Contingencies

We are subject to contingencies, such as legal proceedings and claims arising out of our business. In accordance with ASC 450, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. A significant amount of management estimation is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any.

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

The following table summarizes all business combinations during the three years ended March 31, 2010.

Business Combinations	Effective Date	Purchase Price	Location
ProMed Entities	June 1, 2007	$48,392,000	San Bernardino and Los Angeles Counties
Alta	August 8, 2007	$154,935,000	Los Angeles County
Brotman (increased investment to a 71.9% interest)	April 14, 2009	$2,556,000	Los Angeles County

Divestitures

On August 1, 2008, we completed the sale of all of the outstanding stock of the AV Entities for total cash consideration of $8,000,000. As required by ASC 360-10-35, the assets and liabilities of the AV Entities and their operations have been presented in our recently filed Form 10-K as discontinued operations for all periods presented. All references to operating results reflect our ongoing operations, excluding the AV Entities, unless otherwise noted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation and in light of the material weakness in the financial reporting process at Brotman Medical Center discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

See below for discussion of material weaknesses in internal control over financial reporting at Brotman, which became a majority-owned subsidiary effective April 14, 2009.

Summary of Material Weaknesses in Internal Control over Financial Reporting:

As part of our preliminary assessment of internal control over financial reporting, we identified several deficiencies within the financial reporting process of Brotman. We believe the combination of these deficiencies creates an environment where there is a reasonable possibility that a material misstatement of Brotman’s financial statements would not be detected in a timely manner. We have assessed a material weakness in the financial reporting process of Brotman and its related impact on the corporate consolidating financial reporting process. The deficiencies within the financial reporting process are the lack of a formalized month-end close process, limited staff training and financial accounting expertise and a lack of department accounting policies and procedures.

During the financial reporting close for the period ended September 30, 2009, Brotman was unable to implement a structured close process which resulted in multiple delays and iterations of their financial statements. Account reconciliations were not prepared in an accurate or timely manner which resulted in a significant amount of post-close adjustments. Also, Brotman’s accounting department did not demonstrate a sufficient amount of expertise or training to sufficiently complete the steps needed to execute an accurate or timely close. Additionally, Brotman’s accounting department did not utilize or implement policies and procedures to organize or streamline the financial close process.

To address these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in and an understanding of the complexities of the business and a financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of March 31, 2010. At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

Remediation Steps to Address Material Weaknesses:

Based on findings of material weaknesses in our internal control over financial reporting, we have taken steps to strengthen our internal controls within the financial reporting process. We have added to the expertise and depth of personnel within the Brotman accounting department, including the appointment of a new Controller, with specific and significant expertise in the critical areas identified above. We also added additional resources to assist in the review and preparation of significant account balance reconciliations as well as the implementation of new policies and procedures. Also, senior management has increased its scrutiny and oversight of Brotman’s financial statements and has performed significant top-down financial statement analysis to gain additional assurance as to the accuracy of Brotman’s financial information. As previously stated, we will continue to work on and improve the financial reporting process of Brotman and its impact on the corporate consolidating financial reporting process. In review, the principal measures that we are in the process of undertaking to remediate the deficiencies are as follows:

•                  Hired a new Controller and added additional resources to implement a sound financial reporting process;

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

Changes in Internal Control over Financial Reporting

Except as discussed above, regarding Brotman, there have been no changes in our Internal Control that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None

Item 5.  Other Information

None

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

Exhibit No.	Title
10.1*	Second Amendment to Credit Agreement, dated as of February 17, 2010, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

May 17, 2010	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)