Form 10-Q
period 2010-06-30
PROSPECT MEDICAL HOLDINGS INC
filed 2010-08-16
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of August 12, 2010 was 21,189,413

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,941	$37,768
Restricted cash	2,793	1,395
Investments, primarily restricted certificates of deposit	634	665
Patient accounts receivable, net of allowance for doubtful accounts of $18,219 and $11,715 at June 30, 2010 and September 30, 2009, respectively	42,609	36,806
Due from government payers	754	6,427
Other receivables	4,039	1,711
Refundable income taxes, net	—	1,558
Deferred income taxes, net	6,567	6,644
Inventories of supplies	4,130	4,137
Prepaid expenses and other current assets	4,955	5,380
Total current assets	117,422	102,491

Property, improvements and equipment, net	63,638	63,724
Deferred financing costs, net	6,841	8,205
Goodwill	153,250	153,250
Intangible assets, net	43,158	46,425
Other assets	568	1,051
Total assets	$384,877	$375,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	September 30,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$14,745	$16,824
Accounts payable and other accrued liabilities	37,362	31,773
Accrued salaries, wages and benefits	18,777	24,903
Due to government payers	13,834	13,834
Income taxes payable, net	301	—
Current portion of capital leases	757	820
Current portion of long-term debt	22,183	3,805
Other current liabilities	868	629
Total current liabilities	108,827	92,588
Long-term debt, net of current maturities	157,329	172,539
Deferred income taxes, net	29,897	29,975
Malpractice reserves	1,866	2,824
Capital leases, net of current portion	617	569
Other long-term liabilities	158	162
Total liabilities	298,694	298,657
Commitments Contingencies and Subsequent Events
Shareholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,188,910 and 20,619,278 shares issued and outstanding at June 30, 2010 and September 30, 2009,respectively	212	206
Additional paid-in capital	97,014	94,498
Accumulated deficit	(10,008)	(18,303)
Total shareholders’ equity	87,218	76,401
Noncontrolling interest	(1,035)	88
Total Prospect Medical Holdings, Inc.’s shareholders’ equity	86,183	76,489
Total liabilities and shareholders’ equity	$384,877	$375,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net Hospital Services revenues	$69,540	$66,470	$209,490	$139,701
Medical Group revenues	47,367	47,848	140,175	144,138
Total revenues	116,907	114,318	349,665	283,839
Operating expenses:
Hospital operating expenses	52,347	51,278	154,630	96,281
Medical Group cost of revenues	37,422	36,968	111,130	111,535
General and administrative	13,435	17,740	43,564	43,505
Depreciation and amortization	2,078	2,162	6,236	5,751
Total operating expenses	105,282	108,148	315,560	257,072
Operating income from unconsolidated joint venture	482	535	1,514	1,482
Operating income	12,107	6,705	35,619	28,249
Other (income) expense:
Interest expense and amortization of deferred financing costs, net	7,109	8,648	21,208	21,294
(Gain) loss on interest rate swap arrangements	—	(3,694)	—	5,019
Total other expense, net	7,109	4,954	21,208	26,313
Income before income taxes	4,998	1,751	14,411	1,936
Provision for income taxes	2,791	1,989	7,239	2,065
Net income (loss)	2,207	(238)	7,172	(129)
Net loss attributable to noncontrolling interest	(640)	—	(1,123)	5
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$2,847	$(238)	$8,295	$(134)

Per share data:
Net income (loss) attributable to Prospect Medical Holdings, Inc. per common share
Basic	$0.14	$(0.01)	$0.40	$(0.01)
Diluted	$0.12	$(0.01)	$0.37	$(0.01)

Weighted average shares outstanding:
Basic	20,989	20,520	20,814	20,512
Diluted	23,119	20,520	22,567	20,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$7,172	$(129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,235	5,751
Amortization of deferred financing costs, net	1,404	259
Amortization of original issue discount	1,385	—
Provision for bad debts	21,993	12,283
Payment-in-kind interest expense	—	277
Amortization of other comprehensive income related to interest rate swap arrangements	—	659
Deferred income taxes, net	—	(1,628)
Stock-based compensation	1,895	766
(Gain) loss on sale of assets	(7)	34
Loss on interest rate swap agreements	—	5,019
Change in assets and liabilities:
Patient and other receivables	(24,449)	(9,016)
Prepaid expenses and other	425	431
Inventories of supplies	7	133
Refundable income taxes, net	1,558	2,654
Income taxes payable, net	301	—
Deposits and other assets	481	171
Accrued medical claims and other healthcare costs payable	(2,079)	(2,617)
Accounts payable and other accrued liabilities	(1,259)	(3,009)
Net cash provided by operating activities	15,062	12,038
Investing activities
Purchases of property, improvements and equipment	(2,268)	(764)
Cash paid for acquisitions, net of cash received	—	(2,310)
Capitalized expenses related to acquisitions	—	(37)
Decrease (increase) in restricted certificates of deposit	31	(28)
Net cash used in investing activities	(2,237)	(3,139)
Financing activities
Borrowings (repayments) on line of credit, net	2,681	(1,671)
Repayments on Class 4 Creditors Trust Note	(897)	—
Repayments of term loans	—	(8,904)
Payments on capital leases	(625)	(395)
Change in restricted cash	(1,399)	1,047
Proceeds from exercises of stock options and warrants	627	—
Cash paid for deferred financing costs, net	(39)	(972)
Net cash (used in) provided by financing activities	348	(10,895)
Increase (decrease) in cash and cash equivalents	13,173	(1,996)
Cash and cash equivalents at beginning of period	37,768	33,583
Cash and cash equivalents at end of period	$50,941	$31,587
Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$631	$509
Interest paid	$12,305	$19,441
Income taxes paid, net	$5,380	$1,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. Organization

Prospect Medical Holdings, Inc. (“Prospect,” “Company” or the “Parent Entity”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”) or medical clinics. Following the Alta acquisition and acquisition of a majority stake in Brotman Medical Center, Inc., a California corporation (“Brotman”), on April 14, 2009 (see Note 8), and as of June 30, 2010, the Company owns and operates five community-based hospitals in Southern California, and its operations are organized into three primary reportable segments: Hospital Services, Medical Group and Corporate as discussed below.

Effective August 16, 2010, the Company entered into a definitive merger agreement (see Note 14).

Hospital Services Segment

Alta and Brotman (collectively, the “Hospital Services segment”) own and operate five hospitals in Los Angeles County, all accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations), with a total of 759 licensed beds served by 727 on-staff physicians at June 30, 2010. Alta owns (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation, dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the “Acquisition Date”), the Company increased its existing approximately 33.1% ownership stake in Brotman, to approximately 72% via an investment of approximately $2.5 million in cash, thereby obtaining a controlling interest. Brotman owns and operates Brotman Medical Center, located in Culver City, California.

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

Admitting physicians are primarily practitioners in the local area. The Hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third party payers, including some commercial insurance carriers, health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”).

Medical Group Segment

The Medical Group segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Groups contract with physicians (primary care and specialist) and other healthcare providers to provide enrollees with all medical services. Prospect currently manages the provision of prepaid healthcare services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of June 30, 2010 (stand alone or individually referred to as, an “Affiliate”):

Prospect Medical Group, Inc. (“PMG”)

Prospect Health Source Medical Group, Inc. (“PHS”)

Prospect Professional Care Medical Group, Inc. (“PPCM”)

APAC Medical Group, Inc. (“APA”) (Inactive)

Genesis HealthCare of Southern California, Inc. (“Genesis”)

Prospect NWOC Medical Group, Inc. (“PNW”)

StarCare Medical Group, Inc. (“PSC”)

Santa Ana/Tustin Physicians Group, Inc. (“SATPG”)

AMVI/Prospect Health Network (“AMVI/Prospect”)

Nuestra Familia Medical Group, Inc. (“Nuestra”)

Upland Medical Group, a Professional Medical Group (“UMG”)*

Pomona Valley Medical Group, Inc. (“PVMG”)*

*       PVMG and UMG are collectively referred to as the “ProMed Entities.”

These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by Prospect:

Prospect Medical Systems, Inc. (“PMS”)

ProMed Healthcare Administrators, Inc. (“PHCA”)

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

The Medical Group segment manages services for the following enrollees under contracts with various health plans (in thousands, unaudited):

	As of June 30,
Member Category	2010	2009

Commercial — owned	122	136
Commercial - managed(l)	8	1
Senior — owned	22	21
Senior - managed(1)	1	0
Medi-Cal — owned	11	12
Medi-Cal - managed(1)	12	8
Total	176	178

(1)                                  Represents members that we manage on behalf of third parties in exchange for a management fee.

Corporate Segment

Corporate segment reflects certain expenses incurred at Prospect Medical Holdings, Inc. (the “Parent Entity”) not specifically allocable to the Hospital Services or Medical Group segments. These include and are not limited to salaries, benefits and other compensation for corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley compliance. The Company does not allocate interest expense, gain or loss on interest rate swaps and income taxes to the other reporting segments.

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

The unaudited results of operations for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2009.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries and controlled entities in accordance with the accounting guidance for consolidations. All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated in consolidation.

Effect of Recent Accounting Pronouncements

Effective the first quarter of fiscal year 2010, the Company adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption did not have a material impact on the Company’s condensed consolidated financial statements for prior periods; but the pronouncement will impact the accounting for any acquisitions subsequent to that date.

Effective in the first quarter of fiscal year 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component from the Company’s equity in the equity section of the consolidated balance sheets. As required by this guidance, the Company has adjusted the presentation of noncontrolling interests in the prior period unaudited condensed consolidated financial statements so that they are comparable to those of the fiscal year 2010 period. The adoption of this accounting guidance had no impact on the Company’s results of operations and did not have a material impact on the Company’s financial position.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010.  Since the Company had no transfers between categories, the additional disclosures are not applicable for the periods presented.

On October 1, 2009, the Company adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance for the accounting of share-based payment awards. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are deemed participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company adopted the guidance effective October 1, 2009.  The adoption of this guidance did not impact net income attributable to the Company per common share for prior periods and is not expected to have an impact on future periods until such time as the Company declares a regular quarterly dividend.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity, removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities, changes the requirements for derecognizing financial assets, and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the unaudited condensed consolidated financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third party settlements, receivables for medical services, allowances for contractual discounts and doubtful accounts, accruals for medical claims, impairment of goodwill, long-lived assets and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims and workers’ compensation claims, reserves for outcome of legislation and valuation allowances against deferred tax assets.

Restricted Cash

At June 30, 2010, restricted cash primarily represent amounts set aside pursuant to the JHA loan agreements (see Note 7), totaling $2,560,000 held in escrow for property taxes, maintenance and emergency room construction. Additionally, $233,000 was held in a restricted account in connection with workers compensation arrangements.

Investments

The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying unaudited condensed consolidated balance sheet, as they are restricted for payment of current liabilities.

Due from/to Government Payers

Following the acquisition of Brotman, effective April 14, 2009, the Company consolidated Brotman’s estimated liability to the Centers for Medicare and Medicaid Services (“CMS”) arising out of outlier payments received for services provided by Brotman to Medicare eligible inpatients, primarily for the last four months of calendar year 2005 and all of calendar year 2006.

While Brotman reports financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology primarily based on the diagnosis of the patient, but are entitled to receive additional payments, referred to as “outliers” for patients whose treatment is very costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the “RCC”) based on the statewide average. Payments on this basis were an interim estimate, subject to final determination upon auditing of the Hospital’s cost reports. The Hospital filed its Medicare cost reports, but determined that its outlier reimbursement for services provided in fiscal years 2005 and 2006 might be subject to adjustment based on certain outlier reconciliation rules. The Company believes that CMS has not conducted any outlier reconciliations under current regulations, has not formally notified the Hospital of any pending reconciliation to be conducted regarding their cost reports and has not determined the amount of any liability at this point related to possible overpayments. As of June 30, 2010 and September 30, 2009, an estimated liability of $13,834,000 was included in the accompanying unaudited condensed consolidated balance sheet related to this matter. Brotman and Alta have also accrued estimated third party settlement net receivables in the amount of $754,000 for filed cost reporting years and estimates for the nine months ended June 30, 2010.  At September 30, 2009, estimated net receivables for cost reports not yet finalized were approximately $1,575,000. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlement, which amounts totaled approximately $517,000 and $1,087,000 in the three month and nine month periods ended June 30, 2009, respectively, and $377,000 in each of the three month and nine month periods ended June 30, 2010.

The following is a summary of due from and due to governmental payers (in thousands):

	June 30,	September 30,
	2010	2009
	(Unaudited)
Due from government payers:
Medi-Cal Disproportionate Share (DSH)	$—	$4,852
Medicare cost report settlement	754	1,575
	$754	$6,427
Due to government payers:
Outlier liability	$13,834	$13,834

Revenues

Revenues by reportable operating segment are comprised of the following amounts (in thousands, unaudited):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009 (1)	2010	2009 (1)
Net Hospital Services
Inpatient	$60,169	$59,039	$181,219	$127,839
Outpatient	8,786	6,651	25,559	10,315
Other	585	780	2,712	1,547
Total net Hospital Services revenues	$69,540	$66,470	$209,490	$139,701
Medical Group
Capitation	$46,790	$47,369	$139,172	$143,005
Management fees	293	149	604	437
Other	284	330	399	696
Total Medical Group revenues	$47,367	$47,848	$140,175	$144,138
Total revenues	$116,907	$114,318	$349,665	$283,839

(1)      Brotman revenues have been included in the accompanying unaudited condensed consolidated financial statements effective April 14, 2009, when the Company acquired a majority stake in Brotman.  Accordingly, the three months and nine months ended June 30, 2009 include 77 days for each period’s operations of Brotman.

The Company presents segment information externally the same way Management uses financial data internally to make operating decisions and assess performance.  The Company’s operations are organized into three reporting segments: (i) Hospital Services, (ii) Medical Group, and (iii) Corporate (see Note 9).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) attributable to Prospect, net of taxes, and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the Company’s swaps ceased to be eligible for hedge accounting. As a result, all further changes in fair value of the swaps were recorded in the condensed consolidated statements of operations and the effective portion of the swaps of approximately $5.4 million, after tax, that was recorded in other comprehensive income through June 30, 2008 continued to be amortized to interest expense, using the effective interest method over the remaining life of the swaps. The remaining unamortized portion of the interest rate swaps was expensed in July 2009 in connection with the Company’s termination of such swaps.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the unaudited condensed consolidated net loss.

Subsequent Events

The Company’s unaudited condensed consolidated financial statements are considered issued when filed with the SEC.  Accordingly, the Company has evaluated subsequent events up to the filing date of this Form 10-Q with the SEC (see Note 14).

3. Property, Improvements and Equipment

Property, improvements and equipment consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
	(Unaudited)
Property, improvements and equipment:
Land and land improvements	$31,028	$31,028
Buildings and improvements	24,298	23,665
Leasehold improvements	2,480	2,029
Equipment	21,847	20,255
Furniture and fixtures	892	913
	80,545	77,890
Less accumulated depreciation	(16,907)	(14,166)
Property, improvements and equipment, net	$63,638	$63,724

4. Equity-Based Compensation Plans

On August 13, 2008, following shareholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) were discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan which were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan. As of June 30, 2010, there were 805,250 shares available for future grants under the 2008 Plan.

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

Stock Options Activity

The following table summarizes information about our stock options outstanding as of June 30, 2010 and activity during the nine month period then ended (unaudited):

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Months)
Outstanding as of September 30, 2009	4,333,335	$3.00	—	—
Granted	430,000	$4.46	—	—
Exercised	(173,858)	$2.59	$689,582	—
Forfeited	(20,000)	$4.49	—	—
Expired	(58,420)	$6.44	—	—
Outstanding as of June 30, 2010	4,511,057	$3.10	$13,300,533	39
Vested and exercisable as of June 30, 2010	3,507,719	$3.06	$10,483,150	38

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the quoted value.

Stock-Based Compensation Expense

Stock-based compensation expense for all share-based payments in exchange for employee services (including stock options and restricted stock) is measured at fair value on the date of grant, estimated using an option pricing model and is recognized in the financial statements, net of estimated forfeitures over the awards requisite service period.

Compensation expenses for stock-based awards are measured and recognized in the financial statements, net of estimated forfeitures over the awards requisite service period. The Company uses the Black-Scholes option pricing model and a single option award approach to estimate the fair value of options granted. Estimated forfeitures will be revised in future periods if actual forfeitures differ from the estimates and will impact compensation cost in the period in which the change in estimate occurs. The determination of fair value using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments are presented in the statement of cash flows as a financing cash inflow.

The weighted average assumptions used in determining the value of options granted and a summary of the methodology applied to develop each assumption are as follows (unaudited):

Nine Months Ended
June 30, 2010
Weighted average fair value of option grants	$1.70
Weighted average market price of the Company’s common stock on the date of grant	$4.46
Weighted average expected life of the options	3.16 years
Risk-free interest rate	1.39%
Weighted average expected volatility	54.51%

Expected Term—The expected term of options granted represents the period of time that they are expected to be outstanding. The Company has adopted the “simplified method” of determining the expected term for “plain vanilla” options, as allowed under the Securities and Exchange Commission Staff’s shortcut approach. The “simplified method” states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. “Plain vanilla” options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable.

Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company’s shares did not become publicly traded until May 2005 and trading volume has been limited, Management believes there is currently not sufficient historical volatility data available to predict the stock’s future volatility. The Company has identified a group of comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, Management considered several factors including industry, stage of development, size and market capitalization.

Expected Dividend Yields —The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Forfeitures—Share-based compensation is recognized only for those awards that are ultimately expected to vest. Compensation expense is recorded net of estimated forfeitures. Those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company used data since May 2005 to estimate pre-vesting option forfeitures.

During the nine months ended June 30, 2010, an aggregate of 430,000 options were issued under the 2008 Plan, of which 220,000 were granted to Samuel S. Lee in connection with his employment as the Chief Executive Officer of the Company and 200,000 were granted to Mike Heather in connection with his employment as Chief Financial Officer of the Company. As of June 30, 2010, all of the options granted to the Chief Executive Officer had vested and two-thirds of options granted to the Chief Financial Officer had vested.

Stock-based compensation expense for stock options recognized in the three months ended June 30, 2010 and 2009 was approximately $181,000 and $163,000, respectively, and in the nine months ended June 30, 2010 and 2009, was approximately $1,038,000 and $665,000, respectively. At June 30, 2010, there were 1,003,338 unvested options with related unamortized compensation expense of approximately $735,000, which will be recognized ratably over a weighted average remaining vesting period of 44 months.

Restricted Stock Award Activities

On August 15, 2008, the Company granted 200,000 shares of restricted stock to its Chief Financial Officer with a grant date fair value of $2.40 per share. As of June 30, 2010, all such shares had fully vested. On December 18, 2009, the Company granted an aggregate of 210,000 shares of restricted stock to its Chief Executive Officer and Chief Financial Officer. As of June 30, 2010, all of the shares granted to the Chief Executive Officer had vested and two-thirds of the shares granted to the Chief Financial Officer had vested.  Compensation expense relating to restricted stock recorded in the three months ended June 30, 2010 and 2009 was approximately $67,000 and $33,000, respectively and in the nine months ended June 30, 2010 and 2009, was approximately $789,000 and $113,000, respectively.

On November 12, 2009, the Company granted an aggregate of 36,000 shares of restricted stock to outside members of the Board of Directors. Approximately $144,000 of expense relating to these shares, which vested immediately was included in general and administrative expense in the accompanying unaudited condensed consolidated financial statements during the nine months ended June 30, 2010.

5. Earnings per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after giving effect to potentially dilutive shares computed using the treasury stock method. Such shares are excluded if determined to be anti-dilutive.

The calculations of basic and diluted net income (loss) per share attributable to Prospect are as follows (in thousands, except share and per-share amounts, unaudited):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$2,847	$(238)	$8,295	$(134)

Weighted average common shares outstanding - basic	20,989,275	20,520,166	20,814,321	20,512,351
Dilutive effect of stock options and warrants	2,129,949	—	1,752,392	—
Weighted average common shares outstanding - diluted	23,119,224	20,520,166	22,566,713	20,512,351

Basic	$0.14	$(0.01)	$0.40	$(0.01)
Diluted	$0.12	$(0.01)	$0.37	$(0.01)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. Accordingly, a certain number of stock options and warrants have been excluded from the calculation of diluted earnings per share totaling 60,000 shares during the nine months ended June 30, 2010 and no shares during the three months ended June 30, 2010, and totaling 4,819,851 shares during each of the three months and nine months ended June 30, 2009, respectively.

6. Related Party Transactions

Prospect has a controlling financial interest in an affiliated physician organization included in its unaudited condensed consolidated financial statements which is owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company with a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, Inc. (“PMG”) and was the Chief Executive Officer of most of PMG’s subsidiary physician organizations. Dr. Terner also served as the sole shareholder and a director and officer of Nuestra Familia Medical Group, Inc. (“Nuestra”), an affiliated physician organization. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer through part of fiscal year 2008.

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

On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc. (“PHAS”)), an affiliate of the Company, entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 8, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2007, emerged from Chapter 11 bankruptcy proceeding on April 14, 2009 (the “Effective Date”). On the Effective Date, the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 72% via an incremental investment of approximately $2.5 million. For the 195 days ended April 13, 2009, total fees earned and paid under the consulting services agreement were approximately $650,000. Beginning April 14, 2009, amounts earned under the agreement have been eliminated in consolidation.

On December 15, 2009, Brotman initiated a rights offering (“Rights Offering”), whereby existing shareholders of the Company could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”).  The Brotman Notes are due three years from the date of issuance, bear interest at 15% per annum, and are convertible at the option of the holder into shares of Brotman at $3.34 per share.  PHAS exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes.  Additionally, PHAS planned on exercising its right to purchase any Brotman Notes offered that were not purchased by other Brotman shareholders. Brotman intended to use the remainder of the Rights Offering to repay approximately $2 million currently due to Prospect.

As a result of the Rights Offering, Culver Hospital Holdings, a minority shareholder of Brotman, filed a shareholder complaint against Prospect Medical Holdings, PHAS, Brotman, and each of the Brotman Board of Directors.  The court granted a preliminary injunction that enjoins Prospect from taking the following actions: (1) acquiring Culver’s share of convertible promissory notes, (2) converting the Brotman Notes into shares of Brotman common stock, (3) converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) using the proceeds of the Rights Offering to repay debt that Brotman owes to Prospect. Prospect has filed a notice of appeal.

Effective December 15, 2009, the Board of Directors of Brotman authorized certain designated officers to enter into an amendment to the consulting services agreement between Brotman and PHAS (“Amended and Restated Consulting Services Agreement”).  The Amended and Restated Consulting Services Agreement, which was executed on February 1, 2010, states inter alia, that effective April 14, 2009, PHAS shall be entitled to receive a monthly fee of 4.5% of Brotman’s net operating revenue.  To the extent Brotman does not have sufficient cash to make such cash payment, or is otherwise restricted in its ability to pay all amounts due by agreements applicable to Brotman or PHAS, then PHAS shall be entitled to receive shares of common stock of Brotman.  All amounts under this agreement are eliminated in consolidation.

PMG, an affiliated physician organization of the Company, entered into a risk pool sharing agreement, dated May 1, 2005, with Brotman. Under the agreement, PMG and Brotman agreed to establish a Hospital Control Program (as defined) to serve HMO enrollees and earn incentive revenue or incur penalties by sharing in the risk for hospitalization based on inpatient services utilized. Risk pools are generally settled in the following year. For the three months and nine months ended June 30, 2009, all incentive revenue earned under the agreement was compromised pursuant to Brotman’s Chapter 11 Plan of Reorganization. Beginning April 14, 2009, all amounts earned under the agreement are eliminated in consolidation.

In connection with the above-described risk-sharing agreement, Prospect Medical Systems, Inc. (“PMS”) and Brotman entered into an Administrative Services Agreement, dated October 1, 2005, as amended on October 1, 2009, that provides for the administration by PMS of the payment of claims under such risk-sharing arrangement, with all administrative fees being eliminated in consolidation.

On August 31, 2005, PMG, entered into a joint marketing agreement with Brotman. The agreement is for an initial term of 20 years, renewable for successive five-year terms unless terminated by either party with 180 days written notice. During the term of this agreement, Brotman will contract exclusively with PMG with regard to full risk contracting with HMOs for all lines of business, including Medicare, Medi-Cal and commercial enrollees. Brotman will not merge into, consolidate with, or sell substantially all of its assets (unless the purchaser or surviving entity expressly assumes these managed care exclusivity arrangements), alter such agreements without the consent of PMG, and agrees to be bound by the exclusivity provision.

On March 1, 2010, Alta entered into an agreement with an HMO, pursuant to which, Alta would provide hospital, medical, and other healthcare services to approximately 2,000 senior HMO enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Concurrently, on March 1, 2010, Alta entered into a risk pool sharing agreement with PMG and Prospect Health Source Medical Group (“PHS”) and a management services agreement with PMS. Under the risk pool sharing agreement, Alta, PMG and PHS agreed to establish a Hospital Control Program (as defined) to serve the HMO enrollees, pursuant to which, PMG is allocated 90% residual interest in the profit or loss, after deductions for costs to Alta hospitals. Under the management services agreement, PMS would provide non-hospital and non-physician support activities that are required under the agreement with the HMO, in return for a monthly management fee of 10% of earned revenue (as defined).  All amounts earned under the risk pool sharing and management services agreements are eliminated in consolidation.

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2010	2009
	(Unaudited)
Prospect’s debt:
Senior secured notes	$160,000	$160,000
Less original issue discount	(10,671)	(11,980)
	149,329	148,020
Brotman’s debt:
Senior secured revolving credit facility	5,453	2,888
Secured credit facilities term loan : A (net of discount)	15,730	15,655
Secured credit facilities term loan: B	6,250	6,250
Subordinated promissory Note	2,750	3,531
	30,183	28,324
Less current maturities	(22,183)	(3,805)
Long-term debt	$157,329	$172,539

Prospect’s Debt:

Senior Secured Notes

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%. The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933. Concurrent with the issuance of the Notes, the Company entered into a three year $15 million revolving credit facility which was undrawn at closing and is still undrawn, with any future borrowings bearing interest at London Interbank Offered Rate (“LIBOR”) plus 7.00%, with a LIBOR floor of 2.00%.

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

The terms of the Notes are governed by an indenture among the Company, certain of its subsidiaries and affiliates (as guarantors), and U.S. Bank National Association (as trustee) (the “Indenture”). Interest is payable semi-annually in arrears on January 15 and July 15. The terms of the revolving senior secured credit facility are governed by the Credit Agreement, dated as of July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as co-syndication agent) and the lenders party thereto (the “Credit Agreement”).

The Notes and the revolving senior secured credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (as such term is defined in the Indenture) other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and the assets of the subsidiary guarantors (other than accounts receivable) including all the mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors while the holders of the Notes have a second priority lien on such collateral.

The Indenture requires the Company to offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount with certain proceeds of sales of assets. The Indenture also contains certain covenants that, among other things, limit the Company’s ability, and the ability of its restricted subsidiaries to: pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio. As of June 30, 2010, the Company was in compliance with the financial covenants of the Indenture and Credit Agreement.

Pursuant to its definitive Prospectus filed with the SEC on form S-4 on October 26, 2009, the Company offered to exchange (the “Exchange Offer”) up to $160 million of its 12¾% Senior Secured Notes, Series B, due 2014 (the “Exchange Notes” and together with the Original Notes, the “Notes”) for an equal amount of the Notes issued on July 29, 2009 (the “Original Notes”). The Exchange Notes are substantially identical to the Original Notes, except that the offer and sale of the Exchange Notes have been registered under the Securities Act of 1933, as amended, and the Exchange Notes do not bear any legend restricting their transfer. The Exchange Offer was finalized on December 3, 2009, at which time $159 million of the $160 million aggregate principal amount of private notes had been tendered and accepted for exchange.

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

Effective July 23, 2009, the Company terminated the former master swap agreement and the swap arrangements thereunder by payment, on July 29, 2009, of $11.7 million to the swap counterparty in final settlement of all amounts owing under the swap arrangements. All related amounts included in accumulated other comprehensive loss, including related deferred income taxes (of approximately $4.2 million) was recorded as interest expense (and to the tax provision) as of the effective date of the swap terminations.

Brotman’s Debt:

Brotman has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and an Unsecured Subordinated Promissory Note entered into in conjunction with affecting its Plan of Reorganization. The Company has not guaranteed any portion of Brotman’s debt or other obligations. Given the Company’s majority ownership in Brotman, effective April 14, 2009, all Brotman debt is included in the Company’s consolidated financial statements. The Company has no obligation to fund Brotman’s operations. Under the senior secured revolving credit agreement, the Company is permitted to make additional investments in Brotman in an aggregate amount not to exceed $10,000,000, provided that such investments can exceed $10,000,000 if the amounts are funded solely with the proceeds of Equity Interests of the Company (as defined).

Senior Secured Revolving Credit Facility

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC (“Gemino”) for a three year, $6.0 million (subsequently increased to $7.0 million pursuant to an amendment described below), senior credit facility secured by Brotman’s accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for Aging (“JHA”) loan (see below) maturity date and bears interest at LIBOR plus 7% per annum (11.0% as of June 30, 2010, given a LIBOR floor of 4%). Interest is incurred based on the greater of $2 million or the actual outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2010, with the amount being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with certain financial covenants. Prior to the February 17, 2010 amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ended June 30, 2009, (ii) 1.15:1.00 originally for the fiscal quarter ended September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter. As of September 30, 2009, Brotman was not in compliance with these financial covenants.

Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended June 30, 2010 and ending September 30, 2010, (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011, and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. As of June 30, 2010, Brotman was in compliance with the required financial covenants under the amended credit agreement. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1.0 million, to a total commitment of $7.0 million.

Secured Credit Facilities Term Loans: A and B

On April 14, 2009, the effective date of the Plan of Reorganization, JHA agreed to provide Brotman with up to $22.25 million in financing, consisting of two term loans: (i) a Term A Loan of $16 million (the “Term A Loan”) with a 24-month term and (ii) a Term B Loan of up to $6.25 million, with a term of 36 months (the “Term B Loan”). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan are secured by certain of Brotman’s personal property, and a mortgage on certain of Brotman’s real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2010, with that amount being amortized over the term of the related debt using the effective interest method.

With respect to the Term A Loan, JHA was granted the right (“Put Right”) to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time after April 14, 2010 and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance.  Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A Loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. Brotman and JHA are currently negotiating a comprehensive amendment to and extension of the Term A Loan, pending completion of which, amounts owing under this loan have been reflected as current in the accompanying June 30, 2010 unaudited condensed consolidated balance sheet.

As part of the JHA financing, Brotman granted JHA an option to purchase certain Brotman-owned property, where JHA plans to construct a senior living facility, for a purchase price equal to the outstanding principal balance of the Term A Loan plus any prepaid amounts. In connection with JHA’s option right, Brotman is required to deposit $130,000 monthly into a reserve account (up to a maximum of $3,120,000), with such funds specifically earmarked for the construction of a new Brotman emergency room. Additionally, Brotman is required to deposit $10,000 monthly into a reserve account for capital improvements and a Tax and Insurance Deposit Account.

In accordance with relevant accounting pronouncements, the Term A Loan, which contains a real estate purchase option, is recorded at its present value, with any excess of the proceeds over that amount recorded as an option deposit liability account. The present value of the loan is estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. Based on an estimated market interest rate of 10.0%, the present value of the loan was estimated to be approximately $15,655,000 at inception. The difference of $345,000 between the recorded present value and the face value of the loan has been recorded as a discount against the loan and is being amortized to interest expense, using the effective interest rate method, over the term of the loan. The Company began amortizing the discount during the current quarter in the amount of $75,000.

Subordinated Promissory Note

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorganization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Hospital Advisory Services, Inc. a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 6).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will not exceed $100,000 per month until such time as permitted by applicable agreement, or the Creditor Trust Note has been amended or repaid.

8. Acquisitions

Brotman Medical Center, Inc.

On August 31, 2005, the Company invested $1 million for an approximately 33.1% stake in Brotman, a 420-bed licensed and accredited acute care hospital, located in Culver City, California, with the intention of offering joint contracting to HMOs operating in Brotman’s service area. Brotman incurred significant losses before and after the Company’s initial investment and, on October 25, 2007 (the “Petition Date”), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Effective April 22, 2008, Samuel S. Lee (Prospect’s CEO and Chairman of the Board) was appointed Chairman of the Board of Directors of Brotman. On April 14, 2009 (The “Effective Date”), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the “Plan of Reorganization”) of Brotman whereby, among other things, all of Brotman’s outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan of Reorganization) totaling $3,500,000, holders of Brotman’s existing securities would receive new common stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made additional cash investments in Brotman, totaling $2,519,000, thereby acquiring an additional 38.86% ownership interest, which brought its total ownership interest to approximately 72%.

For financial accounting purposes, the additional investment in Brotman was referred to as the “Brotman Acquisition.” As required by U.S. GAAP, the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company’s incremental ownership interest in Brotman. The aggregate cost of the acquired assets, which includes cash paid of $2.5 million and expenses incurred in connection with the acquisition totaling $37,000, were allocated to the assets acquired and liabilities assumed. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill and an identifiable intangible asset. Due to negative net book value of assets acquired, goodwill attributable to the noncontrolling (formerly minority) interest was not recognized. As the noncontrolling interest in Brotman exceeds 20%, the accounting basis in the acquired ownership in Brotman have not been pushed-down to the financial statements of Brotman and have been reflected in the Parent Company financial statements. The results of operations of Brotman have been included in the consolidated financial statements since the April 14, 2009 acquisition date. Brotman’s operations for the three months and nine months ended June 30, 2010 reflected a net loss. The Company does not have the intent or ability, including under the terms of its debt agreements, to provide significant financial support to Brotman. Prior to October 1, 2009, a pro rata share of net income attributable to minority interest was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company. Effective October 1, 2009, with the adoption date of new accounting literature (see Note 2), a pro rata share of net loss attributable to noncontrolling interest was reported as a component of equity separate from the Company’s equity in the unaudited condensed consolidated balance sheet and as net loss attributable to noncontrolling interest in the unaudited condensed consolidated statement of operations.

As discussed at Note 6, on December 15, 2009, Brotman initiated a rights offering (“Rights Offering”), whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”). The Brotman Notes are due three years from the date of issuance, bear interest at 15% per annum and are convertible at the option of the holder into shares of Brotman, at $3.34 per share. PHAS exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes.  Additionally, PHAS planned on exercising its right to purchase any Brotman Notes offered that were not purchased by other Brotman shareholders. Brotman intended to use the remainder of the Rights Offering to repay approximately $2 million currently due to Prospect.  As a result of the Rights Offering, Culver Hospital Holdings, a minority shareholder of Brotman, filed a shareholder complaint against Prospect Medical Holdings, PHAS, Brotman, and each of the Brotman Board of Directors.  The court granted a preliminary injunction that enjoins Prospect from taking the following actions:  (1) acquiring Culver’s share of convertible promissory notes, (2) converting the Brotman Notes into shares of Brotman common stock, (3) converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) using the proceeds of the Rights Offering to repay debt Brotman owes to Prospect.  Prospect has filed a notice of appeal.

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

The assets acquired include the relative percentage (38.83%) of the step-up in basis of the assets acquired to estimated fair value, amounting to $10,547,000.

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

The following unaudited proforma financial information for the three month and nine month periods ended June 30, 2009 gives effect to the acquisition of Brotman as if it had occurred on October 1, 2008. Such unaudited proforma information is based on historical financial information with respect to the acquisition and does not include any synergies or operational or other changes that might have been effected by the Company. Significant proforma adjustments include increased depreciation related to fixed assets acquired (in thousands, unaudited).

	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009

Net revenue	$149,563	$345,225
Net loss attributable to common shareholders	$(4,111)	$(2,752)
Net loss per share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Management continues to implement operational improvements aimed at returning Brotman to profitability and is evaluating financing requirements and alternatives. Prospect has limited ability to fund Brotman’s post-acquisition operations (Note 7).

9. Segment Information

The Company’s operations are organized into three reporting segments: (i) Hospital Services—which is comprised of the Alta and Brotman reporting units, owns and operates five hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital, Van Nuys Community Hospital and Brotman Medical Center; (ii) Medical Group—which is comprised of the Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations; and (iii) Corporate, which represents expenses incurred in Prospect Medical Holdings, Inc. (the “Parent Entity”), that were not allocated to the other reporting segments.

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

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker (in thousands, unaudited):

	As of and for the Three Months Ended June 30, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$69,540	$47,367	$—	$—	$116,907
Intersegment revenues	—	325	—	(325)	—
Total revenues	69,540	47,692	—	(325)	116,907
Operating income (loss)	12,093	3,292	(3,278)	—	12,107
Interest expense and amortization of deferred financing costs, net	1,414	130	5,565	—	7,109
Income (loss) before income taxes	$10,679	$3,162	$(8,843)	$—	$4,998
Identifiable segment assets (liabilities)	$269,503	$104,935	$14,198	$(3,759)	$384,877
Segment capital expenditures, net of dispositions	$830	$53	$2	$—	$885
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

	As of and for the Three Months Ended June 30, 2009
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$66,470	$47,848	$—	$—	$114,318
Intersegment revenues	—	—	—	—	—
Total revenues	66,470	47,848	—	—	114,318
Operating income (loss)	7,327	3,240	(3,862)	—	6,705
Interest expense and amortization of deferred financing costs, net	1,106	(20)	7,562	—	8,648
Loss on interest rate swap arrangements	—	—	(3,694)	—	(3,694)
Income (loss) before income taxes	$6,221	$3,260	$(7,730)	$—	$1,751
Identifiable segment assets (liabilities)	$289,326	$160,346	$(87,498)	$—	$362,174
Segment capital expenditures, net of dispositions	$187	$50	$—	$—	$237
Segment goodwill	$127,708	$22,338	$—	$—	$150,046

	As of and for the Nine Months Ended June 30, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$209,490	$140,175	$—	$—	$349,665
Intersegment revenues	—	565	—	(565)	—
Total revenues	209,490	140,740	—	(565)	349,665
Operating income (loss)	36,537	8,558	(9,476)	—	35,619
Interest expense and amortization of deferred financing costs, net	3,873	510	16,825	—	21,208
Income (loss) before income taxes	$32,664	$8,048	$(26,301)	$—	$14,411
Identifiable segment assets (liabilities)	$269,503	$104,935	$14,198	$(3,759)	$384,877
Segment capital expenditures, net of dispositions	$2,106	$148	$14	$—	$2,268
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

	As of and for the Nine Months Ended June 30, 2009
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$139,701	$144,138	$—	$—	$283,839
Intersegment revenues	—	—	—	—	—
Total revenues	139,701	144,138	—	—	283,839
Operating income (loss)	27,509	9,480	(8,740)	—	28,249
Interest expense and amortization of deferred financing costs, net	1,198	(51)	20,147	—	21,294
Loss on interest rate swap arrangements	—	—	5,019	—	5,019
Income (loss) before income taxes	$26,311	$9,531	$(33,906)	$—	$1,936
Identifiable segment assets (liabilities)	$289,326	$160,346	$(87,498)	$—	$362,174
Segment capital expenditures, net of dispositions	$562	$114	$—	$—	$676
Segment goodwill	$127,708	$22,338	$—	$—	$150,046

(1)                                  Prospect files consolidated tax returns and allocates costs for shared services and corporate overhead to each of the reporting segments. With the exception of the Brotman Acquisition, all acquisition-related debt, including those related to the Medical Group and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, and gain or loss on interest rate swaps to the operating segments.

(2)                               Prospect Medical Group, Inc. (which serves as a holding company for the other affiliated physician organizations) files consolidated tax returns.

(3)                               The information above reflects the Hospital Services segment results for the periods since Brotman’s acquisition, which during the three months and nine months ended June 30, 2009, represent 77 days of Brotman operations.

10. Income Taxes

The Company recorded a tax provision of approximately $2,791,000 and $7,239,000 for the three months and nine months ended June 30, 2010, at effective tax rates of 68% and 54%, respectively; and a tax provision of approximately $1,989,000 and $2,065,000 for the three months and nine months ended June 30, 2009, at effective tax rates of 114% and 107% respectively. The high effective tax rates in the fiscal 2010 and 2009 periods was primarily due to the consolidated group not being able to recognize the tax benefit from Brotman’s loss for Federal tax purposes.

As part of the Brotman Acquisition, Management of the Company adopted ASC 740-10, accounting for uncertain tax positions.  The Company determined that no material unrecognized tax benefits existed at the date of acquisition and as of June 30, 2010.  Since its inception in 2005, Brotman maintains substantial net operating loss carryfowards which are open for examination by the taxing authorities.

11. Fair Value of Financial Investments

The Company adopted the revised accounting guidance for fair value measurements and disclosure of its financial assets and liabilities and its non-financial assets and liabilities on October 1, 2008 and October 1, 2009, respectively. The guidance defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements.  It does not create or modify any current GAAP requirements to apply fair value accounting.  However, it provides a single definition for fair value that is to be applied consistently for all prior accounting pronouncements.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

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

Financial Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3

Investments, primarily restricted certificates of deposit	$634	$634	$—	$—

The Company’s investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets such as goodwill and identifiable intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment charges related to goodwill and intangible assets were recorded for the three months and nine months ended June 30, 2010. See Note 8 for additional information regarding goodwill and intangible assets relating to the Brotman acquisition. The remaining goodwill and intangible assets related to the prior acquisitions of Alta and ProMed. Management of the Company evaluates their intangibles and goodwill quarterly for “triggering events” that may be indicators of impairment. The Company performs an annual impairment test on the goodwill and intangibles. The impairment test at September 30, 2009 resulted in no impairment charges. In addition, no triggering events were identified that would cause impairment based on an analysis as of June 30, 2010.

Effective April 1, 2009, the Company adopted the accounting guidance for disclosure regarding fair value of financial instruments. This adoption requires that the fair value of financial instruments be disclosed in the body or notes of an entity’s financial statements in both interim and annual periods. The adoption also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. The fair values of the Company’s current financial assets and liabilities approximate their reported carrying amounts. The carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments under the guidance are as follows (in thousands, unaudited).

	As of June 30, 2010
	Carrying Amount	Fair Value
Assets:
Long-term notes receivable (included in Other Assets)	$314	$290
Liabilities:
Long-term debt	$157,329	$175,974

Included in other assets were long-term notes receivable, which amount was received as part of the consideration for the sale of three medical clinics in April 2004, the fair value of such notes receivable was estimated based on expected future payments discounted at risk-adjusted rates. The fair value of the Company’s long-term debt was determined based on quoted market prices with respect to Prospect’s Notes and based on expected future payments discounted at risk-adjusted rates of 10% with respect to Brotman’s debt.

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

The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union, United Healthcare Workers-West (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”) and Brotman and the SEIU both expired on February 28, 2010. Both parties are currently engaged in good faith bargaining negotiations and we currently do not anticipate that any changes arising from any new agreements will have a material adverse effect on the results of our Hospital Services operations in fiscal 2010.

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

The State of California has enacted Assembly Bill 1838 (“AB1383”) effective January 1, 2010, to provide supplemental payments to certain medical facilities which serve a disproportionate share of indigent and low income patients. The bill did not receive the necessary appropriations and cannot be implemented until it is approved by the Center for Medicare and Medicaid Services (“CMS”), which is anticipated to occur sometime in 2010 and applied retroactively to April 3, 2009. Under this proposed program, participating hospitals, including the Company’s hospitals, would be assessed a fee to be paid into a pool of funds to which the federal government will contribute matching funds. These funds will then be distributed to qualifying hospitals based on a prescribed formula. The Company anticipates that it will be a net beneficiary from the fund. No amounts have been recognized in the Company’s financial statements, since Management cannot currently predict whether CMS will ultimately approve this program or the ultimate timing and amounts that the Company will have to pay into the fund or receive from the fund.

The Company is also subject to a variety of claims and suits that arise from time to time in the ordinary course of its business, acquisitions, or other transactions. While Management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company’s consolidated financial position or results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and Management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company’s consolidated financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

The Company believes that the lines and amounts of insurance coverage that it, its subsidiaries, and its affiliated physician organizations maintain, and that it requires its contracted physician providers to maintain, are customary in its industry and adequate for the risks insured. The Company cannot assure, however, that it will not become subject to claims not covered or that exceed its insurance coverage amounts.

Total actuarially determined incurred but not reported claims and case reserves for estimated malpractice liabilities at June 30, 2010 were $1,866,000. These estimates may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated workers’ compensation liabilities at June 30, 2010 were $3,034,000 and included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet. These estimates are included in other accrued liabilities and may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated medical services liabilities under the fixed capitation arrangement at June 30, 2010 were $14,745,000. These estimates may change in the future, and such changes may be material.

Total incurred but not reported claims for estimated hospital services under the Capitation Arrangements (see Note 6) at Alta and Brotman at June 30, 2010 were $2,927,000. These estimates are included under Other Accrued Liabilities in the condensed consolidated balance sheets at June 30, 2010, may change in the future, and such changes may be material.

13. Condensed consolidating financial statements of Prospect Medical Holdings, Inc. and subsidiaries as of June 30, 2010 and September 30, 2009 and for the three months and nine months ended June 30, 2010 and 2009

As discussed in Note 7, on July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) and entered into a three year $15 million revolving credit facility. The Notes and the revolving senior credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (the “Guarantors”), other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and assets of the subsidiary guarantors (other than accounts receivable and proceeds therefrom) including all mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors, while the holders of the Notes have a second priority lien on such collateral (see Note 7).

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent”), the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Notes as of September 30, 2009, as of and for the three months and nine months ended June 30, 2010 and for the three months and nine months ended June 30, 2009.  This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the unaudited condensed consolidating statement of cash flows.

Unaudited condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(287)	$48,158	$3,070	$—	$50,941
Restricted cash	—	—	2,793	—	2,793
Investments	—	634	—	—	634
Patient accounts receivable, net	—	21,907	20,702	—	42,609
Due from government payers	—	78	676	—	754
Other receivables	—	4,039	—	—	4,039
Refundable income taxes, net	(355)	355	—	—	—
Deferred income taxes, net	4,323	2,244	—	—	6,567
Inventories of supplies	—	1,500	2,630	—	4,130
Prepaid expenses and other current assets	661	2,502	1,792	—	4,955
Intercompany accounts	64,555	(87,193)	22,556	82	—
Total current assets	68,897	(5,776)	54,219	82	117,422
Property, improvements and equipment, net	21	55,133	8,484	—	63,638
Deferred financing costs, net	6,070	—	771	—	6,841
Goodwill	—	153,250	—	—	153,250
Intangible assets, net	—	43,158	—	—	43,158
Other assets	3,764	562	—	(3,758)	568
Total assets	$78,752	$246,327	$63,474	$(3,676)	$384,877
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$14,445	$300	$—	$14,745
Accounts payable and other accrued liabilities	12,171	12,187	13,004	—	37,362
Accrued salaries, wages and benefits	3,320	7,972	7,485	—	18,777
Due to government payers	—	—	13,834	—	13,834
Income taxes payable, net	(1,513)	1,871	(57)	—	301
Current portion of capital leases	—	288	469	—	757
Current portion of long-term debt	—	—	22,183	—	22,183
Other current liabilities	27	841	—	—	868
Total current liabilities	14,005	37,604	57,218	—	108,827
Long-term debt, net of current maturities	149,329	—	11,758	(3,758)	157,329
Deferred income taxes, net	8,911	20,986	—	—	29,897
Malpractice reserves	—	816	1,050	—	1,866
Capital leases, net of current portion	—	590	27	—	617
Other long-term liabilities	45	112	1	—	158
Total liabilities	172,290	60,108	70,054	(3,758)	298,694
Shareholders’ equity (deficit):
Common stock	212	(53)	(114)	167	212
Additional paid-in capital	96,758	256	—	—	97,014
Accumulated deficit	(190,508)	186,016	(6,466)	950	(10,008)
Total shareholders’ equity (deficit)	(93,538)	186,219	(6,580)	1,117	87,218
Noncontrolling interest	—	—	—	(1,035)	(1,035)
Total Prospect Medical Holdings, Inc.’s shareholders’ equity (deficit)	(93,538)	186,219	(6,580)	82	86,183
Total liabilities and shareholders’ equity	$78,752	$246,327	$63,474	$(3,676)	$384,877

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2009

(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(514)	$36,995	$1,287	$—	$37,768
Restricted cash	—	—	1,395	—	1,395
Investments	—	665	—	—	665
Patient accounts receivable, net	—	19,543	17,263	—	36,806
Due from government payers	—	5,642	785	—	6,427
Other receivables	8	1,703	—	—	1,711
Refundable income taxes, net	1,545	13	—	—	1,558
Deferred income taxes, net	4,323	2,321	—	—	6,644
Inventories of supplies	—	1,477	2,660	—	4,137
Prepaid expenses and other current assets	72	2,491	2,817	—	5,380
Intercompany accounts	90,190	(119,113)	28,841	82	—
Total current assets	95,624	(48,263)	55,048	82	102,491
Property, improvements and equipment, net	19	54,725	8,980	—	63,724
Deferred financing costs, net	6,878	—	1,327	—	8,205
Goodwill	—	153,250	—	—	153,250
Intangible assets, net	—	46,425	—	—	46,425
Other assets	6	715	330	—	1,051
Total Assets	$102,527	$206,852	$65,685	$82	$375,146
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$16,613	$211	$—	$16,824
Accounts payable and other accrued liabilities	7,102	10,548	14,123	—	31,773
Accrued salaries, wages and benefits	4,151	11,543	9,209	—	24,903
Due to government payers	—	—	13,834	—	13,834
Income taxes payable, net	(1,029)	1,086	(57)	—	—
Current portion of capital leases	—	383	437	—	820
Current portion of long-term debt	—	—	3,805	—	3,805
Other current liabilities	13	616	—	—	629
Total current liabilities	10,237	40,789	41,562	—	92,588
Long-term debt, net of current maturities	148,020	—	24,519	—	172,539
Deferred income taxes, net	8,912	21,063	—	—	29,975
Malpractice reserves	—	914	1,910	—	2,824
Capital leases, net of current portion	—	299	270	—	569
Other long-term liabilities	78	84	—	—	162
Total liabilities	167,247	63,149	68,261	—	298,657
Shareholders’ equity (deficit):
Common stock	206	(53)	(114)	167	206
Additional paid-in-capital	94,242	256	—	—	94,498
Accumulated deficit	(159,168)	143,500	(2,462)	(173)	(18,303)
Total shareholders’ equity (deficit)	(64,720)	143,703	(2,576)	(6)	76,401
Noncontrolling interest	—	—	—	88	88
Total Prospect Medical Holdings, Inc.’s shareholders’ equity (deficit)	(64,720)	143,703	(2,576)	82	76,489
Total liabilities and shareholders’ equity	$102,527	$206,852	$65,685	$82	$375,146

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues:
Net Hospital Services revenues	$—	$41,305	$29,394	$(1,159)	$69,540
Medical Group revenues	—	46,809	883	(325)	47,367
Total revenues	—	88,114	30,277	(1,484)	116,907
Operating expenses:
Hospital operating expenses	—	24,892	27,455	—	52,347
Medical Group cost of revenues	—	36,874	548	—	37,422
General and administrative	3,275	8,737	2,907	(1,484)	13,435
Depreciation and amortization	3	1,831	244	—	2,078
Total operating expenses	3,278	72,334	31,154	(1,484)	105,282
Operating income from unconsolidated joint venture	—	482	—	—	482
Operating (loss) income	(3,278)	16,262	(877)	—	12,107
Other expense:
Interest expense and amortization-deferred financing cost, net	5,565	136	1,408	—	7,109
Total other expense, net	5,565	136	1,408	—	7,109
Income (loss) before income taxes	(8,843)	16,126	(2,285)	—	4,998
Provision for income taxes	2,090	701	—	—	2,791
Net income (loss)	(10,933)	15,425	(2,285)	—	2,207
Loss attributable to noncontrolling interest	—	—	—	(640)	(640)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(10,933)	$15,425	$(2,285)	$640	$2,847

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$36,582	$30,138	$(250)	$66,470
Medical Group revenues	—	47,167	681	—	47,848
Total revenues	—	83,749	30,819	(250)	114,318
Operating expenses:
Hospital operating expenses	—	23,244	28,034	—	51,278
Medical Group cost of revenues	—	36,478	490	—	36,968
General and administrative	3,859	10,358	3,773	(250)	17,740
Depreciation and amortization	3	1,962	197	—	2,162
Total operating expenses	3,862	72,042	32,494	(250)	108,148
Operating income from unconsolidated joint venture	—	535	—	—	535
Operating (loss) income	(3,862)	12,242	(1,675)	—	6,705
Other expense:
Interest expense and amortization-deferred financing cost, net	7,562	3	1,083	—	8,648
Gain on interest rate swap arrangements	(3,694)	—	—	—	(3,694)
Total other expense, net	3,868	3	1,083	—	4,954
Income (loss) before income taxes	(7,730)	12,239	(2,758)	—	1,751
Provision for income taxes	805	1,184	—	—	1,989
Net income (loss)	(8,535)	11,055	(2,758)	—	(238)
Income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(8,535)	$11,055	$(2,758)	$—	$(238)

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended June 30, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues:
Net Hospital Services revenues	$—	$119,939	$95,148	$(5,597)	$209,490
Medical Group revenues	—	138,540	2,199	(564)	140,175
Total revenues	—	258,479	97,347	(6,161)	349,665
Operating expenses:
Hospital operating expenses	—	71,209	83,421	—	154,630
Medical Group cost of revenues	—	109,561	1,569	—	111,130
General and administrative	9,466	28,454	11,805	(6,161)	43,564
Depreciation and amortization	10	5,509	717	—	6,236
Total operating expenses	9,476	214,733	97,512	(6,161)	315,560
Operating income from unconsolidated joint venture	—	1,514	—	—	1,514
Operating (loss) income	(9,476)	45,260	(165)	—	35,619
Other (income) expense:
Interest expense and amortization-deferred financing cost, net	16,825	544	3,839	—	21,208
Total other expense, net	16,825	544	3,840	—	21,208
Income (loss) before income taxes	(26,301)	44,716	(4,004)	—	14,411
Provision for income taxes	5,039	2,200	—	—	7,239
Net income (loss)	(31,340)	42,516	(4,004)	—	7,172
Income (loss) attributable to noncontrolling interest	—	—	—	(1,123)	(1,123)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(31,340)	$42,516	$(4,004)	$(1,123)	$8,295

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended June 30, 2009

(in thousands)

(Unaudited)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$109,813	$30,138	$(250)	$139,701
Medical Group revenues	—	141,981	2,157	—	144,138
Total revenues	—	251,794	32,295	(250)	283,839

Operating expenses:
Hospital operating expenses	—	68,496	28,035	(250)	96,281
Medical Group cost of revenues	—	110,046	1,489	—	111,535
General and administrative	8,731	30,782	3,992	—	43,505
Depreciation and amortization	9	5,546	196	—	5,751
Total operating expenses	8,740	214,870	33,712	(250)	257,072
Operating income from unconsolidated joint venture	—	1,482	—	—	1,482
Operating (loss) income	(8,740)	38,406	(1,417)	—	28,249
Other expense:
Interest expense and amortization-deferred financing cost, net	20,147	65	1,082	—	21,294
Loss on interest rate swap arrangements	5,019	—	—	—	5,019
Total other expense, net	25,166	65	1,082	—	26,313
Income (loss) before income taxes	(33,906)	38,341	(2,499)	—	1,936
Provision (benefit) for income taxes	(781)	2,996	(150)	—	2,065
Net income (loss)	(33,125)	35,345	(2,349)	—	(129)

Income attributable to noncontrolling interest	—	—	—	5	5
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(33,125)	$35,345	$(2,349)	$(5)	$(134)

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Operating activities
Net income (loss)	$(31,340)	$42,516	$(4,004)	$—	$7,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10	5,509	716	—	6,235
Amortization of deferred financing costs, net	847	—	557	—	1,404
Amortization of original issue discount	1,310	—	75	—	1,385
Provision for bad debts	—	6,126	15,867	—	21,993
Stock-based compensation	1,895	—	—	—	1,895
Gain on sale of assets	—	(7)	—	—	(7)
Intercompany accounts	25,636	(31,868)	6,232	—	—
Change in assets and liabilities:
Patient and other receivables	8	(5,259)	(19,198)	—	(24,449)
Prepaid expenses and other	(592)	(9)	1,026	—	425
Inventories of supplies	—	(24)	31	—	7
Refundable income taxes, net	1,900	(342)	—	—	1,558
Income taxes payable, net	(484)	785	—	—	301
Deposits and other assets	(3,758)	151	330	3,758	481
Accrued medical claims and other healthcare costs payable	—	(2,169)	90	—	(2,079)
Accounts payable and other accrued liabilities	4,221	(1,777)	(3,703)	—	(1,259)
Net cash provided by (used in) operating activities	(347)	13,632	(1,981)	3,758	15,062
Investing activities
Purchases of property, improvements and equipment	(14)	(2,131)	(123)	—	(2,268)
Increase in restricted certificates of deposit	—	31	—	—	31
Net cash used in investing activities	(14)	(2,100)	(123)	—	(2,237)
Financing activities
Borrowings (repayments) on Brotman line of credit	—	—	6,439	(3,758)	2,681
Repayments on Brotman Creditors Trust Note	—	—	(897)	—	(897)
Payments on capital leases	—	(369)	(256)	—	(625)
Change in restricted cash	—	—	(1,399)	—	(1,399)
Proceeds from exercises of stock options and warrants	627	—	—	—	627
Cash paid for deferred financing costs, net	(39)	—	—	—	(39)
Net cash (used in) provided by financing activities	588	(369)	3,887	(3,758)	348
Increase in cash and cash equivalents	227	11,163	1,783	—	13,173
Cash and cash equivalents at beginning of period	(514)	36,995	1,287	—	37,768
Cash and cash equivalents at end of period	$(287)	$48,158	$3,070	$—	$50,941

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2009

(in thousands)

(Unaudited)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Operating activities
Net income (loss)	$(33,125)	$35,345	$(2,349)	$—	$(129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10	5,544	197	—	5,751
Amortization of deferred financing costs, net	102	—	157	—	259
Payment-in-kind interest expense	277	—	—	—	277
Gain on interest rate swap arrangements	5,019	—	—	—	5,019
Provision for bad debts	—	5,904	6,379	—	12,283
Loss on disposal of assets	34	—	—	—	34
Stock-based compensation	766	—	—	—	766
Deferred income taxes, net	(1,628)	—	—	—	(1,628)
Amortization of other comprehensive income	659	—	—	—	659
Intercompany	32,976	(33,790)	814	—	—
Changes in asset and liabilities:
Patient and other receivables	54	(6,505)	(3,166)	601	(9,016)
Prepaid expenses and other	74	56	301	—	431
Inventories of supplies	—	(121)	254	—	133
Refundable income taxes, net	4,214	(1,560)	—	—	2,654
Deposits and other assets	—	171	—	—	171
Accrued medical claims and other healthcare costs payable	—	(2,617)	—	—	(2,617)
Accounts payable and other accrued liabilities	(2,012)	935	(1,331)	(601)	(3,009)
Net cash provided by (used in) operating activities	7,420	3,362	1,256	—	12,038

Investing activities
Purchases of property, improvements and equipment	—	(764)	—	—	(764)
Cash paid for acquisitions, net of cash received	(2,519)	209	—	—	(2,310)
Decrease in restricted certificates of deposit	—	(28)	—	—	(28)
Capitalized expense related to acquisitions	(37)	—	—	—	(37)
Net cash (used in) provided by investing activities	(2,556)	(583)	—	—	(3,139)

Financing activities
Payments on capital leases	—	(259)	(136)	—	(395)
Repayment of note payable	(8,654)		(250)		(8,904)
Repayments on line of credit	—	—	(1,671)	—	(1,671)
Cash paid for deferred financing costs, net	(972)	—	—	—	(972)
Change in restricted cash	—	—	1,047	—	1,047
Net cash used in financing activities	(9,626)	(259)	(1,010)	—	(10,895)

Increase (decrease) in cash and cash equivalents	(4,762)	2,520	246	—	(1,996)
Cash and cash equivalents at beginning of period	(40)	33,698	(75)	—	33,583
Cash and cash equivalents at end of period	$(4,802)	$36,218	$171	$—	$31,587

14. Subsequent Event

As further described in a Form 8-K filed with the SEC on Monday, August 16, 2010, on that date the Company entered into a definitive merger agreement to be acquired for $8.50 per share in cash by an entity sponsored by Leonard Green & Partners, L.P. Certain stockholders of the Company will also participate as post-merger stockholders in the acquiring entity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes to those statements appearing elsewhere in this Report.

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the unaudited condensed consolidated net loss.

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

•        Compliance with debt covenants;

•        Receipt of reimbursement from third party payers and collections of accounts receivable from uninsured patients;

•        Growth of uninsured and underinsured patients;

•        Decreases in the number of Health Maintenance Organization (“HMO”) enrollees using our affiliated independent physician organizations (“IPA”) networks;

•        Concentration of revenues with a limited number of payers and HMOs;

•        Risk-sharing arrangements and volume and timing of healthcare claims;

•        Healthcare costs;

•        Ability to maintain required working capital;

•        Ability to acquire advanced diagnostic and surgical equipment and information technology systems;

•        Ability to make acquisitions and integrate the operations of acquired hospitals;

•        Reliance on key executive management and key physicians;

•        Labor costs;

•        Competition;

•        Changes to the manner and extent to which healthcare services are covered, delivered and reimbursed that will occur, or may occur, as a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010;

•        Ability to sufficiently respond to, or comply with, governmental agency surveys and audits;

•        Economic trends generally and local economic conditions in Southern California;

•        Medical malpractice and workers compensation claims and HMO bad-faith liability claims;

•        Weather conditions, severity of annual flu seasons and other factors;

•        Losses at Brotman could have a significant negative impact on our consolidated financial position and our ability to refinance Brotman debt on favorable terms; and

•        Certain risks more fully described under the heading “Risk Factors” in our other SEC filings and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2009 for a discussion of risk factors. A copy of the Form 10-K annual report can be found on the internet at www.prospectmedicalholdings.com or through the SEC’s electronic data system called EDGAR at www.sec.gov. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

Prior to the acquisition of Alta and Brotman, our organization was focused solely on providing management services to affiliated physician organizations that operate as Independent Physician Associations (“Medical Groups”). With the acquisition of Alta and Brotman, we now own and operate five hospitals in Southern California and our operations are organized into three reporting segments: Hospital Services, Medical Group and Corporate. The Hospital Services segment includes the results of operations and financial position of Brotman beginning April 14, 2009.

Hospital Services Segment

Alta and Brotman (collectively, the “Hospital Services segment”) own and operate five hospitals in Los Angeles County, all accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations), with a total of 759 licensed beds served by 727 on-staff physicians at June 30, 2010. Alta owns (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation, dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the “Acquisition Date”), the Company increased its existing approximately 33.1% ownership stake in Brotman, to approximately 72% via an investment of approximately $2.5 million in cash, thereby obtaining a controlling interest. Brotman owns and operates Brotman Medical Center, located in Culver City, California.

Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third party payers. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs. We accrue for amounts that we believe will ultimately be due to or from Medicare and other third party payers and report such amounts as net patient revenues in the accompanying unaudited condensed consolidated financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. A summary of the payment arrangements with major third party payers follows:

Medicare:  Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons with end-stage renal disease and certain other beneficiary categories. Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. We are also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of the annual Medicare cost report and audit thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue.

Medi-Cal:  Medi-Cal is a joint Federal-State funded healthcare benefit program that is administered by the State of California to provide benefits to qualifying individuals who are unable to afford care. As such, Medi-Cal constitutes the version of the Federal Medicaid program that is applicable to California residents. Inpatient services rendered to Medi-Cal program beneficiaries are paid at contracted per diem rates. The per diem rates are not subject to retrospective adjustment. Outpatient services are paid based on prospectively determined rates per procedure.

Managed care:  We also receive payment from certain commercial insurance carriers, HMOs and PPOs. The basis for payment is in accordance with negotiated contracted rates or at our standard charges for services provided.

Self-Pay:  Self-pay patients represent those patients who do not have health insurance and are not covered by some other form of third party arrangement. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon Federal and State poverty guidelines, qualifications for Medi-Cal, as well as our local hospital’s indigent and charity care policy.

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

The State of California has enacted assembly bill 1838 (“AB1383”) effective January 1, 2010, to provide supplemental payments to certain medical facilities which serve a disproportionate share of indigent and low income patients. The bill did not receive the necessary appropriations and cannot be implemented until it is approved by the Center for Medicare and Medicaid Services (“CMS”), which is anticipated to occur sometime in 2010 and applied retroactively to April 3, 2009. Under this proposed program, participating hospitals, including the Company’s hospitals, would be assessed a fee to be paid into a pool of funds to which the federal government will contribute matching funds. These funds will then be distributed to qualifying hospitals based on a prescribed formula. The Company anticipates that it will be a net beneficiary from the fund. No amounts have been recognized in the Company’s financial statements, since Management cannot currently predict whether CMS will ultimately approve this program or the ultimate timing and amounts that the Company will have to pay into the fund or receive from the fund.

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

Hospital Services Results of Operations

The following table sets forth the unaudited results of operations for our Hospital Services segment and is used in the discussion below (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010	2009	Increase (Decrease)%		2010	2009	Increase (Decrease)%
Net Hospital Services revenues:
Medicare	$36,270	$30,734	$5,536	18.0%	$109,769	$65,493	$44,276	67.6%
Medi-Cal	17,427	22,766	(5,339)	-23.5%	51,164	56,344	(5,180)	-9.2%
Managed care	7,692	8,383	(691)	-8.2%	29,245	11,377	17,868	157.1%
Self pay	7,566	3,807	3,759	98.7%	16,600	4,940	11,660	236.0%
Other	585	780	(195)	-25.0%	2,712	1,547	1,165	75.3%
Total net Hospital Services revenues	69,540	66,470	3,070	4.6%	209,490	139,701	69,789	50.0%
Hospital Services operating expenses:
Salaries, wages and benefits	31,273	29,461	1,812	6.2%	95,206	61,278	33,928	55.4%
Supplies	4,885	6,360	(1,475)	-23.2%	16,014	10,738	5,276	49.1%
Provision for doubtful accounts	7,352	8,578	(1,226)	-14.3%	21,993	12,286	9,707	79.0%
Other operating expenses	8,837	6,879	1,958	28.5%	21,417	11,979	9,438	78.8%
Total Hospital Services operating expenses	52,347	51,278	1,069	2.1%	154,630	96,281	58,349	60.6%
General and administrative	3,845	6,595	(2,750)	-41.7%	14,644	12,813	1,831	14.3%
Depreciation and amortization	1,255	1,270	(15)	-1.2%	3,679	3,098	581	18.8%
Total non-medical expenses	5,100	7,865	(2,765)	-35.2%	18,323	15,911	2,412	15.2%
Operating income	$12,093	$7,327	$4,766	65.0%	$36,537	$27,509	$9,028	32.8%

The following table sets forth selected operating items, expressed as a percentage of total net Hospital Services revenue (unaudited):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Hospital Services revenues:
Medicare	52.2%	46.2%	52.4%	46.9%
Medi-Cal	25.1%	34.3%	24.4%	40.3%
Managed care	11.1%	12.6%	14.0%	8.1%
Self pay	10.9%	5.7%	7.9%	3.5%
Other	0.7%	1.2%	1.3%	1.2%
Total net Hospital Services revenues	100.0%	100.0%	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	45.0%	44.3%	45.4%	43.9%
Supplies	7.0%	9.6%	7.6%	7.7%
Provision for doubtful accounts	10.6%	12.9%	10.5%	8.8%
Other operating expenses	12.7%	10.3%	10.2%	8.6%
Total Hospital Services operating expenses	75.3%	77.1%	73.7%	69.0%
General and administrative	5.5%	9.9%	7.0%	9.2%
Depreciation and amortization	1.8%	1.9%	1.8%	2.2%
Total non-medical expenses	7.3%	11.8%	8.8%	11.4%
Operating income	17.4%	11.1%	17.5%	19.6%

The following table shows certain selected historical operating statistics for our hospitals (unaudited):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

Net inpatient revenues (in thousands) (1)	$60,169	$59,039	1.9%	$181,219	$127,839	41.8%
Net outpatient revenues (in thousands)(1)	$8,786	$6,651	32.1%	$25,559	$10,315	147.8%
Other services revenues (in thousands)	$585	$780	-25.0%	$2,712	$1,547	75.2%
Number of hospitals at end of period	5	5	0.0%	5	5	0.0%
Licensed beds at end of the period	759	759	0.0%	759	759	0.0%
Average licensed beds	759	759	0.0%	759	759	0.0%
Average available beds	616	616	0.0%	616	616	0.0%
Admissions (2)	5,608	5,451	2.9%	17,660	12,675	39.3%
Adjusted patient admissions (3)	6,372	6,056	5.2%	19,868	13,655	45.5%
Net inpatient revenue per admission	$10,729	$10,831	-0.9%	$10,262	$10,086	1.7%
Patient days	35,881	36,800	-2.5%	112,175	84,329	33.0%
Adjusted patient days	41,024	40,072	2.4%	126,872	90,625	40.0%
Average length of patients’ stay (days)	6.4	6.3	1.6%	6.4	4.5	41.2%
Net inpatient revenue per patient day	$1,677	$1,604	4.5%	$1,616	$1,516	6.6%
Outpatient visits	12,829	10,930	17.4%	40,578	21,109	92.2%
Net outpatient revenue per visit	$685	$609	12.5%	$630	$489	28.8%
Occupancy rate for licensed beds (4)	51.4%	52.7%	-2.5%	51.4%	40.7%	26.3%
Occupancy rate for available beds (4)	63.3%	64.9%	-2.4%	63.3%	50.2%	26.1%

(1)                                  Net inpatient revenues include self-pay revenues of approximately $5,541,000 and $3,309,000, for the three months ended June 30, 2010 and 2009, respectively, and $10,449,000 and $4,306,000, for the nine months ended June 30, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of approximately $2,047,000 and $581,000 for the three months ended June 30, 2010 and 2009, respectively, and $6,174,000 and $634,000, for the nine months ended June 30, 2010 and 2009, respectively.

(2)                                  Charity care admissions represent 0.4% and 0.6% of total admissions for the three months ended June 30, 2010 and 2009, respectively, and represent 0.8% and 0.7% of total admissions for the nine months ended June 30, 2010 and 2009, respectively.  Based on the Company’s gross charge rates, revenues foregone under the charity policy, including indigent accounts, were approximately $240,000 and $832,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $2,156,000 and $1,456,000 for the nine months ended June 30, 2010 and 2009, respectively.

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

(5)                                  The three months and nine months ended June 30, 2009 include only 77 days of Brotman operating results, as the Company acquired a majority stake in, and began consolidating, Brotman, effective April 14, 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Hospital Services revenues

Net Hospital Services revenues increased $3,070,000 to approximately $69,540,000 for the three months ended June 30, 2010, from approximately $66,470,000 for the three months ended June 30, 2009. Included in Net Hospital Services revenues in the fiscal 2010 period was capitation revenue of approximately $2,486,000 earned under the Capitation Arrangement entered into on March 1, 2010 (see Note 6 to the unaudited condensed consolidated financial statements). On a same-store basis, excluding revenue earned under the Capitation Arrangement for the three months ended June 30, 2010, net Alta Hospital Services revenues increased 3.7%. This increase was primarily attributable to increased inpatient admissions, increased outpatient visits and increased Medicare reimbursement rates, offset by decreased Medi-Cal inpatient days. The increase in inpatient admissions, on a same-store basis, reflects the successful marketing effort in the targeted Medicare service lines, while the increase in outpatient visits was attributable primarily to an increase in flu-related outpatient visits.

Salaries, Wages and Benefits

Salaries, wages and benefits (“SWB”), as a percentage of net Hospital Services revenues increased 1.6% to 45.0% for the three months ended June 30, 2010, as compared to 44.3% for the three months ended June 30, 2009. This increase primarily relates to Brotman, which offset efficiencies gained in our hospitals owned throughout both periods. On a same-store basis, SWB as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, decreased 5.1% to 42.8% for the three months ended June 30, 2010, as compared to 45.1% for the three months ended June 30, 2009. This decrease in same-store SWB expense as a percent of revenue was primarily the result of a decrease in same-store patient days, decreased length of patient stays, and improved efficiencies, offset by increased labor expense due to inflation and merit rate increases and the conversion of certain hospital personnel from contracted to salaried basis and increased health benefit costs

Supplies

Supplies, as a percentage of net Hospital Services revenues, decreased 27.1% to 7.0% for the three months ended June 30, 2010, as compared to 9.6% for the three months ended June 30, 2009. On a same-store basis, supplies as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, decreased 14.5% to 5.3% for the three months ended June 30, 2010, as compared to 6.2% for the three months ended June 30, 2009. The decrease was primarily the result of a decrease in same-store patient days, decreased length of patient stays and decreased utilization of pharmaceuticals as a result of the outsourcing of our sub-acute pharmacy and improved efficiencies.

Provision for Doubtful Accounts

Provision for doubtful accounts, as a percentage of net Hospital Services revenues, decreased 17.8% to 10.6% for the three months ended June 30, 2010, as compared to 12.9% for the three months ended June 30, 2009. On a same-store basis, provision for doubtful accounts as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, decreased 11.7% to 5.2% for the three months ended June 30, 2010, as compared to 6.0% for the three months ended June 30, 2009. The provision for doubtful accounts relates principally to self-pay amounts due from patients and commercial managed care amounts. The fluctuation was due to an increase in same-store commercial managed care collection rate and decreased bad debt write-off experience in the fiscal 2010 period.

Other Operating Expenses

Other operating expenses, as a percentage of net Hospital Services revenues, increased 23.3% to 12.7% for the three months ended June 30, 2010, as compared to 10.3% for the three months ended June 30, 2009. Included in other operating expenses in the fiscal 2010 period was claims expense of approximately $2,550,000 incurred under the Capitation Arrangement. On a same-store basis, other operating expenses as a percentage of net Alta Hospital Services revenues, adjusted for the effect of the Capitation Arrangement, decreased 9.1% to 6.0% for the three months ended June 30, 2010, as compared to 6.6% for the three months ended June 30, 2009. This decrease was due primarily to the reduction in registry costs, in line with decreased patient days, decreased length of patient stays and decreased contract labor costs as a result of the conversion of certain hospital personnel from contracted to salaried basis.

General and Administrative

General and administrative expenses (“G&A”) consist primarily of utilities, insurance, purchased services and property taxes. G&A were $3,845,000 for the three months ended June 30, 2010, or 5.5% of net Hospital Services revenue, compared to $6,595,000 for the three months ended June 30, 2009, or 9.9% of net Hospital Services revenue. On a same-store basis, G&A, as a percentage of net Alta Hospital Service revenues, net of revenue earned under the Capitation Arrangement, decreased 18.8% to 7.3% for the three months ended June 30, 2010, as compared to 9.0% for the three months ended June 30, 2009. This decrease was due primarily to lower malpractice costs and adjustments related to certain vendor credits.

Depreciation and Amortization

Depreciation and amortization expense decreased 1.2% in the three months ended June 30, 2010 to $1,255,000 compared to $1,270,000 in the three months ended June 30, 2009. On a same-store basis, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues, net of revenue earned under the Capitation Arrangement, for the three months ended June 30, 2010 were approximately 2.7% compared to 3.0% for the three months ended June 30, 2009. This decrease was due primarily to the accelerated write-off of certain hospital equipment in the fiscal 2009 period. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $394,000 and $383,000 in the three months ended June 30, 2010 and 2009, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $12,093,000 and $7,327,000 for the three months ended June 30, 2010 and 2009, respectively.  This increase was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Net Hospital Services Revenues

Net Hospital Services revenues increased $69,789,000 to approximately $209,490,000 for the nine months ended June 30, 2010, from approximately $139,701,000 for the nine months ended June 30, 2009. Included in Net Hospital Services revenues in the fiscal 2010 period was capitation revenue of approximately $3,350,000 earned under the Capitation Arrangement. On a same-store basis, excluding revenue earned under the Capitation Arrangement for the nine months ended June 30, 2010, net Alta Hospital Services revenues increased 1.3%. This increase was primarily attributable to increased inpatient admissions, increased outpatient visits and increased Medicare reimbursement rates, offset by decreased Medi-Cal inpatient days. The increase in inpatient admissions, on a same-store basis, reflects the successful marketing effort in the targeted Medicare service lines, while the increase in outpatient visits was attributable primarily to an increase in flu-related outpatient visits.

Salaries, Wages and Benefits

SWB, as a percentage of net Hospital Services revenues increased 0.4% to 45.4% for the nine months ended June 30, 2010, as compared to 43.9% for the nine months ended June 30, 2009. This increase primarily relates to Brotman, which offset efficiencies gained in our hospitals owned throughout both periods. On a same-store basis, SWB, as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, increased 0.5% to 42.2% for the nine months ended June 30, 2010, as compared to 44.0% for the nine months ended June 30, 2009. This slight increase in same-store SWB expense as a percent of revenue was primarily the result of increased labor expense due to inflation and merit rate increases and the conversion of certain hospital personnel from contracted to salaried basis and increased health benefit costs, offset by a decrease in same-store patient days, decreased length of patient stays, and improved efficiencies.

Supplies

Supplies, as a percentage of net Hospital Services revenues, decreased 1.3% to 7.6% for the nine months ended June 30, 2010, as compared to 7.7% for the nine months ended June 30, 2009. On a same-store basis, supplies as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, decreased 9.8% to 5.5% for the nine months ended June 30, 2010, as compared to 6.1% for the nine months ended June 30, 2009. The decrease was primarily the result of a decrease in same-store patient days, decreased length of patient stays and decreased utilization of pharmaceuticals as a result of the outsourcing of our sub-acute pharmacy and improved efficiencies.

Provision for Doubtful Accounts

Provision for doubtful accounts, as a percentage of net Hospital Services revenues, increased 19.3% to 10.5% for the nine months ended June 30, 2010, compared to 8.8% for the nine months ended June 30, 2009. This increase is primarily attributable to the current year inclusion of Brotman, which has historically had a higher percentage of self-pay patients and to the impact of the current economic conditions on individuals’ ability to pay. On a same-store basis, provision for doubtful accounts as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, increased 1.9% to 5.5% for the nine months ended June 30, 2010, as compared to 5.4% for the nine months ended June 30, 2009. The provision for doubtful accounts relates principally to self-pay amounts due from patients and commercial managed care amounts. The fluctuation was due to increased self-pay outpatient visits and also the impact of current economic conditions on individuals’ ability to pay.

Other Operating Expenses

Other operating expenses, as a percentage of net Hospital Services revenues, increased 18.6% to 10.2% for the nine months ended June 30, 2010, as compared to 8.6% for the nine months ended June 30, 2009. Included in other operating expenses in the fiscal 2010 period were claims expenses of approximately $3,411,000 incurred under the Capitation Arrangement. On a same-store basis, other operating expenses as a percentage of net Alta Hospital Services revenues, adjusted for the effect of the Capitation Arrangement, decreased 13.2% to 5.9% for the nine months ended June 30, 2010, as compared to 6.8% for the nine months ended June 30, 2009. This decrease was due primarily to the reduction of registry costs, in line with decreased patient days, decreased length of patient stays and decreased contract labor costs as a result of the conversion of certain hospital personnel from contracted to salaried basis.

General and Administrative

G&A consist primarily of utilities, insurance, purchased services and property taxes.  G&A were $14,644,000 for the nine months ended June 30, 2010, or 7.0% of net Hospital Services revenue, compared to $12,813,000 for the nine months ended June 30, 2009, or 9.2% of net Hospital Services revenue. On a same-store basis, G&A, as a percentage of net Alta Hospital Service revenues, net of revenue earned under the Capitation Arrangement, was consistent at 8.7% for the nine months ended June 30, 2010, as compared the nine months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization expense increased 18.8% in the nine months ended June 30, 2010 to $3,679,000 compared to $3,098,000 in the nine months ended June 30, 2009, primarily relates to Brotman.  On a same-store basis, depreciation and amortization expenses as a percentage of Alta’s net Hospital Services revenues, net of revenue earned under the Capitation Arrangement, for the nine months ended June 30, 2010 were approximately 2.6% compared to 3.0% for the nine months ended June 30, 2009. This decrease was due primarily to the accelerated write-off of certain hospital equipment in the fiscal 2009 period. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $1,185,000 and $1,017,000 in the nine months ended June 30, 2010 and 2009, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $36,537,000 and $27,509,000 for the nine months ended June 30, 2010 and 2009, respectively.  This increase was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Medical Group Segment

The Medical Group segment provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Groups contract with primary care and specialist physicians and other healthcare providers to provide enrollees with all necessary medical services.

Through our management subsidiaries—PMS and PHCA—we have entered into long-term agreements to provide management services to each of our affiliated physician organizations in exchange for a management fee. The management services we provide include HMO contracting, physician recruiting, credentialing and contracting, human resources services, claims administration, financial reporting services, provider relations, patient eligibility and related services, medical management including utilization management and quality assurance, data collection, and management information systems.

Our management subsidiaries currently provide management services to ten affiliated physician organizations, which include PMG, Nuestra Familia Medical Group, Inc. (“Nuestra”), eight other affiliated physician organizations that PMG owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which PMG owns a 50% interest. PMG, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations, except Nuestra.  Both PMG and Nuestra are owned by our physician shareholder nominee, Dr. Arthur Lipper, and controlled through assignable option agreements and management services agreements (see Note 6 to the condensed consolidated Financial Statements).  While PMG is itself an affiliated physician organization that performs the same business in its own service area as all of our other affiliated physician organizations do in theirs, PMG also serves as a holding company for our other affiliated physician organizations, except Nuestra.

The affiliated physician organizations provided medical services to a combined total of approximately 176,000 HMO enrollees as of June 30, 2010, including approximately 21,000 enrollees that we manage for the economic benefit of two independent third parties, and for which we earn management fee income.

As of June 30, 2010, our Medical Groups have contracts with approximately 16 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

Our Medical Group business has developed primarily through acquisitions of Medical Groups by PMG, and is concentrated in Orange County, Los Angeles County, Riverside County and San Bernardino County, all within the State of California.

Medical Group revenues consist primarily of amounts received for medical services provided by our affiliated physician organizations under capitated contracts with HMOs. Capitation revenue under HMO contracts is prepaid monthly to the affiliates based on the number of covered HMO enrollees. Capitation revenue may be subsequently adjusted to reflect changes in enrollment as a result of retroactive terminations or additions. These adjustments have historically not had a material effect on capitation revenue. Variability in capitation revenue exists under Medicare’s capitation model referred to as “Risk Adjustment.” Under the model, capitation with respect to Medicare enrollees is subject to subsequent adjustment by CMS based on the acuity of the enrollees to whom services were provided.  Capitation for the current year is paid based on data submitted for each Medicare enrollee for preceding periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we do not have the information necessary to reliably predict these adjustments, periodic changes in capitation amounts earned as a result of risk adjustment are recognized once those changes are communicated to us by the health plans.

Management fees were primarily comprised of amounts earned from managing the operations of AMVI, Inc. (our joint venture partner in the AMVI/Prospect Health Network joint venture) and certain other third party entities. Management fee revenue is recognized in the month the services are delivered.

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

As discussed in Note 6 to the accompanying unaudited financial statements, effective March 1, 2010, we entered into a Global Capitation Arrangement whereby we agreed to provide hospital, medical and other healthcare services to approximately 2,000 senior members.

We have increased our membership through acquisitions in previous years. These increases through acquisitions were offset by HMO enrollment declines at our Medical Groups, similar to the recent HMO enrollment trends in California. The following table sets forth the approximate number of members, by category (in thousands, unaudited):

	As of June 30,
			% Increase
Member Category	2010	2009	(Decrease)
Commercial – owned	122	136	-10%
Commercial - managed(l)	8	1	700%
Senior – owned	22	21	5%
Senior - managed(1)	1	0	100%
Medi-Cal – owned	11	12	-8%
Medi-Cal - managed(1)	12	8	50%
Total	176	178	-1%

(1)                                  Represents members that we manage on behalf of third parties in exchange for a management fee.

The following table details total paid member months, by member category (in thousands, unaudited):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			% Increase			% Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Commercial - owned	366	412	-11%	1,134	1,290	-12%
Commercial - managed(1)	18	4	350%	28	12	133%
Senior - owned	66	64	3%	197	194	2%
Senior - managed(1)	1	0	100%	3	1	200%
Medi-Cal - owned	33	35	-6%	101	103	-2%
Medi-Cal - managed(1)	33	24	38%	83	71	17%
Total	517	539	-4%	1,546	1,671	-8%

(1)                       Represents members that we manage on behalf of third parties in exchange for a management fee.

Our operating expenses include costs related to the provision of medical care services (medical group cost of revenues) and general and administrative expenses. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include payments to contracted primary care physicians and payments to contracted specialists. In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of incurred but not reported amounts (“IBNR”).  We estimate our IBNR monthly, based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted each month as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual reviews of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate and appropriate, but there can be no assurance that medical care costs will not materially differ from such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on the pay-for-performance, shared risk revenues and any favorable senior capitation risk-adjustment payments we receive. Since we record these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments due from the health plans are known, we also historically adjust interim accruals of discretionary physician bonuses in the same period. Because incentives and risk-adjustment revenues form the basis for these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by the recording of physician bonuses.

General and administrative expenses (“G&A”) are largely comprised of wage and benefit costs and other administrative expenses. G&A functions include, and are not limited to, claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Medical Group Results of Operations

The following tables summarize our net operating revenue, cost of revenues and operating income from Medical Group operations and are used in the discussions below (in thousands, unaudited):

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2010	2009	Increase (Decrease)%		2010	2009	Increase (Decrease)%
Medical Group revenues:
Capitation	$46,790	$47,369	$(579)	-1.2%	$139,172	$143,005	$(3,833)	-2.7%
Management fees	293	149	144	96.6%	604	437	167	38.2%
Other operating revenues	284	330	(46)	-14.0%	399	696	(297)	-42.7%
Total Medical Group revenues	47,367	47,848	(481)	-1.0%	140,175	144,138	(3,963)	-2.7%
Medical Group cost of revenues:
PCP capitation	8,087	8,335	(248)	-3.0%	24,679	25,470	(791)	-3.1%
Specialist capitation	10,189	10,940	(751)	-6.9%	30,823	33,086	(2,263)	-6.8%
Claims expense	18,180	17,139	1,041	6.1%	53,693	52,301	1,392	2.7%
Physician salaries	795	605	190	31.4%	1,787	1,670	117	7.0%
Other cost of revenues	171	(51)	222	435.3%	148	(992)	1,140	114.9%
Total Medical Group cost of revenues	37,422	36,968	454	1.2%	111,130	111,535	(405)	-0.4%
Gross margin	9,945	10,880	(935)	-8.6%	29,045	32,603	(3,558)	-10.9%
General and administrative	6,315	7,286	(971)	-13.3%	19,454	21,961	(2,507)	-11.4%
Depreciation and amortization	820	889	(69)	-7.8%	2,547	2,644	(97)	-3.7%
Total other expenses	7,135	8,175	(1,040)	-12.7%	22,001	24,605	(2,604)	-10.6%
Income from unconsolidated joint venture	482	535	(53)	-9.9%	1,514	1,482	32	2.2%
Operating income	$3,292	$3,240	$52	1.6%	$8,558	$9,480	$(922)	-9.7%
Medical cost ratio	80.0%	77.3%			79.9%	77.4%

The following table sets forth selected operating items, expressed as a percentage of total revenue (unaudited):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Medical Group revenues:
Capitation	98.8%	99.0%	99.3%	99.2%
Management fees	0.6%	0.3%	0.4%	0.3%
Other operating revenues	0.6%	0.7%	0.3%	0.5%
Total Medical Group revenues	100.0%	100.0%	100.0%	100.0%
Medical Group cost of revenues:
PCP capitation	17.1%	17.4%	17.6%	17.7%
Specialist capitation	21.5%	22.9%	22.0%	23.0%
Claims expense	38.4%	35.8%	38.3%	36.3%
Physician salaries	1.7%	1.3%	1.3%	1.2%
Other cost of revenues	0.4%	-0.1%	0.1%	-0.7%
Total Medical Group cost of revenues	79.1%	77.3%	79.3%	77.5%
Gross margin	20.9%	22.7%	20.7%	22.5%
General and administrative	13.3%	15.2%	13.9%	15.2%
Depreciation and amortization	1.7%	1.9%	1.8%	1.8%
Total other expenses	15.0%	17.1%	15.7%	17.0%
Income from unconsolidated joint venture	1.0%	1.1%	1.1%	1.0%
Operating income	6.9%	6.7%	6.1%	6.5%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Capitation Revenue

Capitation revenue for the three months ended June 30, 2010 was approximately $46,790,000, representing a decrease of approximately $579,000 or 1.2% from capitation revenue for the three months ended June 30, 2009, of approximately $47,369,000.

The decrease in the fiscal 2010 period was due primarily to a decrease in commercial enrollment given current unemployment levels, partly offset by commercial and senior rate increases and increased senior enrollment. In addition, the Company recognized a senior risk adjustment net settlement of approximately $1,300,000 that, in prior years, was recognized in the fourth quarter. The change in recognition timing is due to timing of notification by the HMOs.

Management Fee Revenue

Management fee revenue for the three months ended June 30, 2010 was approximately $293,000, representing an increase of approximately $144,000 or 96.6% from management fee revenue for the three months ended June 30, 2009, of approximately $149,000.

The increase during the fiscal 2010 period was due primarily to the management fee earned under the new management agreement entered with an unaffiliated medical group effective May 1, 2010. Under the agreement, Prospect currently manages approximately 11,000 HMO enrollees with monthly management fees ranging from 7.5% to 12.5% of revenues, depending on the type of revenues managed. The agreement is for an initial three-year period, with an automatic renewal provision and 90-day cancellation provision.

Other Operating Revenue

Other operating revenue for the three months ended June 30, 2010 was approximately $284,000, representing a decrease of approximately $46,000 or 14.0% over other revenue for the three months ended June 30, 2009, of approximately $330,000.

Amounts represent incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The decrease in other revenue during the fiscal 2010 period was primarily the result of timing of receipt of pay-for-performance monies.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended June 30, 2010 was approximately $8,087,000, representing a decrease of $248,000 or 3.0% over PCP capitation expense for the three months ended June 30, 2009, of approximately $8,335,000.

The decrease during the fiscal 2010 period was primarily due to decreased enrollment, partly offset by market rate adjustments made as part of our effort to attract new physicians and their members.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended June 30, 2010 was approximately $10,189,000, representing a decrease of $751,000 or 6.9% from specialist capitation expense for the three months ended June 30, 2009, of approximately $10,940,000.

The decrease during the fiscal 2010 period was due to a combination of decreased enrollment and moving more of certain specialties to a fee-for-service basis in the current year period, which move was considered more beneficial to the Company.

Claims Expense

Claims expense for the three months ended June 30, 2010 was approximately $18,180,000, representing an increase of $1,041,000 or 6.1% over claims expense for the three months ended June 30, 2009, of approximately $17,139,000.  The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.

Physician Salaries Expense

Physician salaries expense for the three months ended June 30, 2010 was approximately $795,000, representing an increase of $190,000 or 31.4% over physician salaries expense for the three months ended June 30, 2009, of approximately $605,000.

The increase was primarily as a result of changing our hospitals compensation structure from employees to contracted providers, which was considered preferable for the Company.

Other Cost of Revenues

Other cost of revenues for the three months ended June 30, 2010 was approximately $171,000, compared to a net recovery expense of approximately $51,000 for the three months ended June 30, 2009.

The change was primarily due to a decrease in stop-loss incurrence recoveries.

Medical Cost Ratio

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 21.0% for the three months ended June 30, 2010, from 22.7% for the three months ended June 30, 2009.

The decrease in our gross margin percentage between the fiscal 2010 and 2009 periods was primarily due to changes in the level of receipts for stop-loss insurance recoveries, increased claims expense, and certain market rate adjustments given to our contracted physicians as discussed above.

General and Administrative

G&A were approximately $6,315,000 for the three months ended June 30, 2010, representing 13.3% of total Medical Group revenues, as compared with approximately $7,286,000 or 15.2% of total Medical Group revenues, for the fiscal 2009 period.

The decrease during the fiscal 2010 period was primarily due to the elimination of certain personnel, facility and outside service costs, in connection with the consolidation of certain administrative functions among our Medical Groups and decreased legal costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2010 decreased to approximately $820,000 from $889,000 for the same period of the prior year, primarily due to retirement of certain office equipment.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended June 30, 2010 was $482,000 compared to $535,000 for the same period of the prior year, which decrease was primarily due to increased claims costs for OneCare members.

Operating Income

Our Medical Group segment reported operating income of approximately $3,292,000 and $3,240,000, for the three months ended June 30, 2010 and 2009, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Capitation Revenue

Capitation revenue for the nine months ended June 30, 2010 was approximately $139,172,000 representing a decrease of approximately $3,833,000 or 2.7% from capitation revenue for the nine months ended June 30, 2009, of approximately $143,005,000.

The decrease in the fiscal 2010 period was due primarily to a decrease in commercial enrollment given current unemployment levels, partly offset by commercial and senior rate increases and increased senior enrollment.

Management Fee Revenue

Management fee revenue for the nine months ended June 30, 2010 was approximately $604,000 representing an increase of approximately $167,000 or 38.2% from management fee revenue for the nine months ended June 30, 2009, of approximately $437,000.

The increase during the fiscal 2010 period was due primarily to the management fee earned under the new management agreement entered with an unaffiliated medical group effective May 1, 2010, and partly to an increase in management fee percentage with OneCare. Under the agreement, Prospect currently manages approximately 11,000 HMO enrollees with monthly management fees ranging from 7.5% to 12.5% of revenues depending on the type of revenues managed. The agreement is for an initial three-year period, with automatic renewal provision and 90-day cancellation provision.

Other Operating Revenue

Other operating revenue for the nine months ended June 30, 2010 was approximately $399,000, representing a decrease of approximately $297,000 or 42.7% over other revenue for the nine months ended June 30, 2009, of approximately $696,000.

Amounts represent incentive payments from HMOs under “pay-per-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the nine months ended June 30, 2010 was approximately $24,679,000, representing a decrease of $791,000 or 3.1% over PCP capitation expense for the nine months ended June 30, 2009, of approximately $25,470,000.

The decrease during the fiscal 2010 period was primarily due to decreased enrollment, partly offset by market rate adjustments made as part of our effort to attract new physicians and their members.

Specialist Capitation Expense

Specialist Capitation expense for the nine months ended June 30, 2010 was approximately $30,823,000, representing a decrease of $2,263,000 or 6.8% from specialist capitation expense for the nine months ended June 30, 2009, of approximately $33,086,000.

The decrease during the fiscal 2010 period was due to a combination of decreased enrollment and moving more of certain specialties to a fee-for-service basis in the current year period, which move was considered more beneficial to the Company.

Claims Expense

Claims expense for the nine months ended June 30, 2010 was approximately $53,693,000, representing an increase of $1,392,000 or 2.7% over claims expense for the nine months ended June 30, 2009, of approximately $52,301,000.  The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.

Physician Salaries Expense

Physician salaries expense for the nine months ended June 30, 2010 was approximately $1,787,000, representing an increase of $117,000 or 7.0% over physician salaries expense for the nine months ended June 30, 2009, of approximately $1,670,000.

The increase was primarily as a result of changing our hospitals compensation structure from employees to contracted providers, which was considered preferable for the Company.

Other Cost of Revenues

Other cost of revenues for the nine months ended June 30, 2010 was approximately $148,000, compared to a net recovery of approximately $992,000 for the nine months ended June 30, 2009.

The change was primarily due to unusually high stop-loss insurance recoveries, resulting in a contra expense in the prior year period.

Medical Cost Ratio

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 20.7% for the nine months ended June 30, 2010, from 22.6% for the nine months ended June 30, 2009.

The decrease in our gross margin percentage between the fiscal 2010 and 2009 periods was primarily due to changes in the level of stop-loss insurance recoveries, increased claims expense, and certain market rate adjustments given to our contracted physicians, as discussed above.

General and Administrative

G&A were approximately $19,454,000 for the nine months ended June 30, 2010, representing 13.9% of total Medical Group revenues, as compared with approximately $21,961,000 or 15.2% of total Medical Group revenues, for the fiscal 2009 period.

The decrease in G&A expenses during the fiscal 2010 period was primarily due to the elimination of certain personnel, facility and outside service costs, in connection with the consolidation of certain administrative functions among our Medical Groups.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended June 30, 2010 decreased to approximately $2,547,000 from $2,644,000 for the same period of the prior year, primarily due to retirement of certain office equipment.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the nine months ended June 30, 2010 increased to $1,514,000 from $1,482,000 for the same period of the prior year. The increase was primarily due to increased risk pool income in the fiscal 2010 period.

Operating Income

Our Medical Group segment reported operating income of approximately $8,558,000 and $9,480,000, for the nine months ended June 30, 2010 and 2009, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Corporate Segment

Certain expenses incurred at the Parent Entity not specifically allocable to the Hospital Services or Medical Group segments are recorded in the Corporate segment.  These expenses include salaries (including stock-based compensation), benefits, financing, rent, supplies, legal, SEC compliance, and Sarbanes-Oxley compliance.  We do not allocate interest expense, gain or loss on interest rate swaps and income taxes to the other reporting segments.

The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below (in thousands, unaudited):

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2010	2009	Increase (Decrease)%		2010	2009	Increase (Decrease)%
Operating Expenses:
General and administrative	$3,275	$3,859	$(584)	-15.1%	$9,466	$8,731	$735	8.4%
Depreciation and amortization	3	3	—	0.0%	10	9	1	11.0%
Total Operating Expenses	3,278	3,862	(584)	-15.1%	9,476	8,740	736	8.4%
Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net	5,565	7,562	(1,997)	-26.4%	16,825	20,147	(3,322)	-16.5%
(Gain) loss in value of interest rate swap arrangements	—	(3,694)	3,694	100.0%	—	5,019	(5,019)	-100.0%
Total Other Expense, net	5,565	3,868	1,697	43.8%	16,825	25,166	(8,341)	-33.1%
Total Corporate Expenses	$8,843	$7,730	$1,113	14.4%	$26,301	$33,906	$(7,605)	-22.4%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Expenses:
General and administrative	2.8%	3.3%	2.7%	3.1%
Depreciation and amortization	0.0%	0.0%	0.0%	0.0%
Total Operating Expenses	2.8%	3.3%	2.7%	3.1%
Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net	4.8%	6.5%	4.8%	7.0%
(Gain) loss in value of interest rate swap arrangements	0.0%	-3.2%	0.0%	1.8%
Total Other Expense, net	4.8%	3.3%	4.8%	8.8%
Total Corporate Expenses	7.6%	6.6%	7.5%	11.9%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

General and Administrative

G&A expense for the three months ended June 30, 2010 was approximately $3,275,000, representing approximately 2.8% of total consolidated revenues, compared to approximately $3,859,000 or approximately 3.3% of total consolidated revenues, for the three months ended June 30, 2009. The change in G&A expenses during the fiscal 2010 period was due primarily to decreased accruals for annual incentive compensation, offset by increased administrative payroll and legal costs.

Interest Expense and Amortization of Deferred Financing Costs, net

Interest expense and amortization of deferred financing costs, net for the three months ended June 30, 2010 was approximately $5,565,000, compared to approximately $7,562,000 for the three months ended June 30, 2009, a decrease of approximately 26.4%.

Following our refinance on July 29, 2009, (see Note 7 to the unaudited condensed consolidated financial statements), the effective interest rate on our debt facilities was reduced, resulting in the decrease in quarterly interest expense.

Gain in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place in connection with our prior debt financing.  These swaps did not qualify for hedge accounting during the fiscal 2009 period and as such, all changes in fair value of those swaps were treated as an expense.

Concurrent with the Senior Secured Note transaction on July 29, 2009, we terminated the interest rate swap arrangements and expensed all previously unamortized swap fluctuation amounts.  Accordingly, there were no interest rate swaps in existence or related expense during the quarter ended June 30, 2010.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

General and Administrative

G&A expense for the nine months ended June 30, 2010 was approximately $9,466,000, representing 2.7% of total consolidated revenues, compared to approximately $8,731,000 or 3.1% of total consolidated revenues, for the nine months ended June 30, 2009. The fluctuation in G&A expense percentage during the fiscal 2010 period was due primarily to decreased accruals for annual incentive compensation and legal costs, offset by increased administrative payroll costs and accruals for annual incentive stock-based compensation.

Interest Expense and Amortization of Deferred Financing Costs, net

Interest expense and amortization of deferred financing costs, net for the nine months ended June 30, 2010 was approximately $16,825,000, compared to approximately $20,147,000 for the nine months ended June 30, 2009, a decrease of approximately 16.5%.

Following our refinance on July 29, 2009, (see Note 7 to the unaudited condensed consolidated financial statements), the effective interest rate on our debt facilities was reduced, resulting in the decrease in quarterly interest expense.

Loss in Value of Interest Rate Swap Arrangements

We had two interest rate swaps in place in connection with our prior debt financing.  These swaps did not qualify for hedge accounting during the fiscal 2009 period and as such, all changes in fair value of those swaps were treated as an expense.

Concurrent with the Senior Secured Note transaction on July 29, 2009, we terminated the interest rate swap arrangements and expensed all previously unamortized swap fluctuation amounts.  Accordingly, there were no interest rate swaps in existence or related expense during the fiscal 2010 period.

Consolidated Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Provision for Income Taxes

Income tax provision for the three months ended June 30, 2010 was approximately $2,791,000 compared to $1,989,000 in the three months ended June 30, 2009 with the fluctuation as a result of the change in income before taxes. The effective tax rate was 56% for the three months ended June 30, 2010 compared to 114% for the three months ended June 30, 2009. The higher effective tax rate in the fiscal 2009 period was primarily due to the consolidated group not being able to recognize the tax benefit from Brotman’s loss for Federal tax purposes.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests, net of tax for the three months ended June 30, 2010 was approximately $640,000, as compared to none for the three months ended June 30, 2009. The decrease was due to consolidation of Brotman in the current year period. As discussed in Note 8 to the accompanying condensed consolidated financial statements, prior to October 1, 2009, a pro rata share of net income (loss) attributable to minority interest in Brotman was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net income (loss) attributable to Prospect Medical Holdings, Inc.’s common shareholders for the three months ended June 30, 2010 was approximately $2,847,000 or $0.12 per diluted share, as compared to net loss of approximately $238,000 or $0.01  per diluted share, for the three months ended June 30, 2009, which change was the result of the items discussed above.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Provision for Income Taxes

Income tax provision for the nine months ended June 30, 2010 was approximately $7,239,000, compared to $2,065,000 for the nine months ended June 30, 2009, with the change being due to the change in income before taxes. The effective tax rate was lower at 50% for the nine months ended June 30, 2010 compared to 107% for the nine months ended June 30, 2009. The higher effective tax rate in the fiscal 2009 period was primarily due to the consolidated group not being able to recognize the tax benefit from Brotman’s loss for Federal tax purposes.

Net Loss Attributable to Noncontrolling Interest

Net loss, net of tax attributable to noncontrolling interests for the nine months ended June 30, 2010 was approximately $1,123,000, as compared to net income of $5,000 for the nine months ended June 30, 2009. The change was due to consolidation of Brotman in the current year period. As discussed in Note 8 to the accompanying condensed consolidated financial statements, prior to October 1, 2009, a pro rata share of net income (loss) attributable to minority interest in Brotman was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net income (loss) attributable to Prospect Medical Holdings, Inc.’s common shareholders for the nine months ended June 30, 2010 was approximately $8,295,000 or $0.37 per diluted share, as compared to a net loss of approximately $134,000 or $0.01 per diluted share, for the nine months ended June 30, 2009.  This change was the result of the items discussed above.

Liquidity and Capital Resources

Our primary sources of cash have been funds provided by borrowings under our credit facilities, by the issuance of equity securities and by cash flow from operations. Prior to the August 8, 2007 acquisition of Alta, our primary sources of cash from operations were healthcare capitation revenues, fee-for-service revenues, risk pool payments and pay-for-performance incentives earned by our affiliated physician organizations. With the Alta acquisition and subsequently, Brotman, our sources of cash from operations now include payments for Hospital Services rendered under reimbursement arrangements with third party payers, which include the Federal government under the Medicare program, the State government under the Medi-Cal program, private insurers, HMOs, PPOs, and self-pay patients.

Our primary uses of cash include healthcare capitation and claims payments by our Medical Groups, administrative expenses, debt service, acquisitions, costs associated with the integration of acquired businesses, information systems and, with the acquisition of Alta and subsequently, Brotman, operating, capital improvement and administrative expenses related to our hospital operations. Our Medical Groups generally receive capitation revenue prior to processing provider capitation and claims payments. However, our hospitals receive payments for services rendered generally 30 to 90 days after the medical care is rendered. For some payors , the time lag between service and reimbursement can exceed one year.

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations and attainment of a competitive return. As of June 30, 2010, we invested our cash in interest bearing money market accounts, interest-bearing certificates of deposit and non interest-bearing checking accounts. All of these amounts are classified as current assets and included in cash and cash equivalents in our condensed consolidated balance sheets.

Cash Flow from Operations

Net cash provided by operating activities was approximately $15,062,000 for the nine months ended June 30, 2010 compared to net cash provided by operating activities of approximately $12,038,000 for the nine months ended June 30, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•                  Increased income from operations before income taxes of $7,854,000, excluding interest expense, income taxes, depreciation and amortization, and loss from on interest rate swap arrangements in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009;

•                  Lower interest payments of $7,136,000  for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009, primarily due to lower effective interest rate on Prospect’s new debt facilities (see Note 7 to the unaudited condensed consolidated financial statements) and the consolidation of Brotman for only part of the fiscal 2009 period;

•                  Lower income tax refunds of $1,976,000 received in the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009; and

•                  Higher Medi-Cal DSH receipts for approximately $15,757,000 in the nine months ended June 30, 2010 compared to $11,675,000 in the nine months ended June 30, 2009.

Net cash used in investing activities was approximately $2,237,000 for the nine months ended June 30, 2010, compared to a use of approximately $3,139,000 for the nine months ended June 30, 2009. During the nine months ended June 30, 2010 we spent $2,268,000 for capital expenditures for replacement equipment and general improvements, primarily at our Alta facilities. During the nine months ended June 30, 2009, we invested approximately $2,310,000 in connection with the Brotman acquisition; and approximately $764,000 of capital expenditures for equipment, renovations and upgrades of existing facilities.

Net cash provided by financing activities was approximately $348,000 for the nine months ended June 30, 2010, as compared to a use of approximately $10,895,000 for the nine months ended June 30, 2009. During the first nine months of 2010, net cash provided by financing activities reflect the net proceeds from Brotman’s revolving line of credit and cash proceeds from exercises of stock options and warrants, offset by increased deposits into restricted cash as required by Brotman’s JHA financing, principal repayments on Brotman’s Creditors’ Trust Note and repayment of capital lease obligations. During the first nine months of 2009, we spent approximately $8,904,000 on repayments of our former term debt, approximately $1,671,000 on net repayment of Brotman’s revolving line of credit, approximately $972,000 of financing costs in connection with the issuance of Prospect’s senior secured notes and approximately $395,000 on principal repayments of capital lease obligations.

As of June 30, 2010, we had working capital of approximately $8,594,000 as compared to working capital of approximately $9,903,000 at September 30, 2009, with the current year decrease being primarily the result of classifying Brotman’s Term A JHA Loan as current at June 30, 2010.

As of June 30, 2010 and September 30, 2009, cash, cash equivalents and investments (including restricted amounts) totaled approximately $54,368,000 and $39,828,000, respectively.

Prospect Note Offering

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%.  The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933.  Also, in connection with the issuance of the Notes, the Company entered into a three year $15 million revolving credit facility, which was undrawn at closing.  The interest rate under the revolving credit facility will be at LIBOR plus an applicable margin of 7.00%, with a LIBOR floor of 2.00%.  The Company used the net proceeds from the sale of the Notes to repay all amounts outstanding under the Former Credit Facility, plus a prepayment premium of approximately $2.6 million.

Brotman Financing

As part of Brotman’s emergence from bankruptcy on April 14, 2009, financing was secured from the Los Angeles Jewish Home for the Aging (“JHA”) and Gemino Healthcare Finance, LLC (“Gemino”).

The JHA financing was comprised of two term debt components, a $16.0 million tranche secured by assets on the west side of the Brotman campus commonly referred to as “Delmas West” and a $6.25 million tranche on the main hospital pavilion on the east side of the property. The $16.0 million tranche contains an option for JHA to acquire the Delmas West parcel for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. If JHA does not exercise its option, Brotman will be required to refinance the $16.0 million tranche on or before April 14, 2011. With respect to the $16.0 million tranche of the JHA facility, JHA also has the right to declare the unpaid loan amount, immediately due and payable at any time after April 14, 2010 and prior to April 14, 2011, provided that JHA gives 180 days’ written notice of exercise. Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. Brotman and JHA are currently negotiating a comprehensive amendment to, and extension of, the Term A Loan, pending completion of which amounts owing under this loan have been reflected as current in the Company’s June 30, 2010 unaudited condensed consolidated balance sheet. In addition, the $6.25 million tranche of the JHA transaction will mature on April 14, 2012 and Brotman will need to secure financing to retire this portion of the debt.

The Gemino financing was comprised of a $6.0 million (which was increased to $7.0 million pursuant to an amendment described below), senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at LIBOR plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending June 30, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.  As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement.  Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio.  Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended June 30, 2010 and ending September 30, 2010; (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011; and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter.  As of June 30, 2010, Brotman was in compliance with the required financial covenants under the amended credit agreement. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1.0 million to a total commitment of $7.0 million as set forth above.

The Class 4 Note, which was executed on April 14, 2009, the Effective Date of Brotman’s Plan of Reorganization, for the benefit of the allowed Class 4 claims (as defined in the Plan of Reorganization) bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 6 to the accompanying unaudited condensed consolidated financial statements).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue retroactive to April 14, 2009, the amount of such consulting fee actually paid in cash will not exceed $100,000 per month until such time permitted by applicable agreement or the Creditor Trust Note has been amended or repaid. For the period April 14, 2009 through June 30, 2010, total principal repayments on the Class 4 Note were approximately $1.3 million.

We anticipate attempting to finance future acquisitions and potential business expansion with a combination of debt, issuances of equity instrument and cash flow from operations.

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

Consolidation of Financial Statements

Under applicable financial reporting requirements, the financial statements of the Medical Groups with which we have management services agreements are consolidated with our own financial statements. As provided by the FASB issued interpretation guidance, the consolidation is required because we are deemed to hold a controlling financial interest in such organizations through a nominee shareholder. We can, through the assignable option agreements, change the nominee shareholder at will on an unlimited basis and for nominal cost. There is no limitation on our designation of a nominee shareholder except that any nominee shareholder must be a licensed physician or otherwise permitted by law to hold shares in a professional medical corporation. The operations of our affiliated physician organizations have a significant impact on our financial statements. The financial statements of Brotman have been included in our consolidated financial statements since April 14, 2009, when we acquired a majority stake in that entity. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

Third Party and Patient Reimbursement

Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. A summary of the payment arrangements with major third party payers follows:

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

Managed care:  We also receive payment from certain commercial insurance carriers, HMOs and PPOs. The basis for payment is in accordance with negotiated contracted rates or at our standard charges for services provided where no prior contract is in place.

Self-Pay:  Self-pay patients represent those patients who do not have health insurance and are not covered by some other form of third party arrangement. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon Federal and State poverty guidelines, qualifications for Medi-Cal, as well as our local hospital’s indigent and charity care policy.

We recognize revenues in the period in which services are provided. Accounts receivable primarily consist of amounts due from third party payers and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medi-Cal, and other third party payers such as HMOs, PPOs and other private insurers, are generally less than our established billing rates. Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts.

For Medicare and Medi-Cal programs, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Under the Medi-Cal program’s prospective reimbursement systems, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates. Certain types of payments by the Medicare program (e.g. Medicare Disproportionate Share Hospital and Medicare Allowable Bad Debts) are subject to retroactive adjustment in future periods. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Adjustments related to final settlements for 2005 through 2008 cost report years increased our revenues by approximately $517,000 and $1,087,000 in each of the three month and nine month period ended June 30, 2009, respectively; and adjustments related to final settlements for 2009 cost report year increased our revenues by $377,000, in each of the three month and nine month periods ended June 30, 2010.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most appropriate and current information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our consolidated net hospital services revenue and net income would have changed by approximately $2.5 million and $1.4 million, respectively, for the three months ended June 30, 2010 and by approximately $7.8 million and $4.1 million, respectively, for the nine months ended June 30, 2010. The process of determining the allowance requires us to estimate the amount expected to be received based on payer contract provisions, historical collection data as well as other factors and requires a high degree of judgment. This process is impacted by changes in legislation, managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for Medicare, Medi-Cal and managed care plans would significantly lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Provision for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to our hospital patients. Collection of these accounts receivable is a primary source of cash and is critical to our operating performance. Our hospitals provide services to patients with healthcare coverage, as well as to those without healthcare coverage. Those patients with healthcare coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion of the bill is determined by the patient’s individual healthcare or insurance plan. Patients without healthcare coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on Federal and State poverty guidelines, qualification for Medi-Cal, as well as our policies for indigent and charity care. We maintain a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the Federal poverty level guidelines. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as total cash collections, point-of-service cash collections, accounts receivable days outstanding (“AR Days”), and accounts receivable aging. Accounts receivable balances are reserved at increasing percentages as they age. We establish a partial reserve in the allowance for doubtful accounts for self-pay balances on the date of discharge. All hospital receivables are fully reserved if they have been outstanding for greater than 365 days from the date of discharge.

Statements are sent to self-pay patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to third party collection agencies for assistance in collecting the amount due. Our policy is to write-off all self-pay accounts after all collection efforts have been exhausted. All accounts that have been placed with third party collection agencies are written off. Patient responsibility accounts represent the majority of our write-offs. Accounts that are identified as self-pay accounts with insignificant balances are automatically written off in accordance with our collection policy. Non self-pay accounts are reviewed monthly and written-off on a case-by-case basis.

The largest component of our allowance for doubtful accounts relates to self-pay accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect the self-pay portion from the patient prior to the delivery of care, the accounts are handled through our billing and collections processes. We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with applicable laws.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer (in thousands, unaudited):

	June 30, 2010			September 30, 2009
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$15,389	$1,548	$13,841	$9,919	$1,064	$8,855
Medi-Cal	17,945	1,404	16,541	15,383	883	14,500
Managed care	10,161	1,133	9,028	10,803	1,324	9,479
Self-pay	16,911	13,812	3,099	11,391	8,183	3,208
Other	422	322	100	1,025	261	764
Total	$60,828	$18,219	$42,609	$48,521	$11,715	$36,806

When considering the adequacy of our allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with healthcare industry trends/indicators, historical collection rates by payer and other business and economic conditions that might reasonably be expected to affect the collectability of the balance. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income would have changed by approximately $3.4 million and $1.8 million, respectively, in each of the three month and nine month periods ended June 30, 2010. The provision for doubtful accounts as a percentage of net patient revenues was 10.9% for the nine months ended June 30, 2010 compared to 9.4% for the nine months ended June 30, 2009. The increase was attributable primarily to the current year inclusion of Brotman, which historically has a higher percentage of self-pay patients. Excluding Brotman, the provision for doubtful accounts as a percentage of net patient revenues was 5.4% for the nine months ended June 30, 2010, compared to 5.5% for the nine months ended June 30, 2009, which decrease was due primarily to improved collection efforts.

Of the accounts receivable identified as due from third party payers at the time of billing, a small percentage may convert to self-pay upon denials from third party payers. Those accounts are closely monitored on a routine basis for potential denial and are reclassified to the proper payer group as appropriate.

Third party payer and self-pay balances, as a percent of total gross billed accounts receivable are summarized in the tables below:

	June 30, 2010					September 30, 2009
	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total
	(Unaudited)
0 - 60 days	80%	66%	56%	20%	65%	84%	77%	50%	25%	68%
61 - 120 days	12%	19%	23%	21%	18%	9%	11%	22%	23%	14%
121 - 180 days	5%	10%	15%	18%	10%	3%	7%	16%	28%	10%
Over 180 days	3%	5%	6%	41%	7%	4%	5%	12%	24%	8%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

The increase in over 180 days self-pay accounts receivable as a percentage of total net self-pay receivable is primarily attributable to the impact of current conditions on individuals’ ability to pay.

Our AR Days from Hospital Services operations were 56.6 days at June 30, 2010 compared to 51.6 days at September 30, 2009. AR Days at June 30, 2010 and September 30, 2009 are within our target range. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

Although we believe that our existing allowance for doubtful accounts reserve policies for all payer classes are appropriate and responsive to both the current healthcare environment and the overall economic climate, we will continue to review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payer classification, aged accounts receivable by payer, days revenue outstanding, and the impact of our recent acquisition of Brotman.

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

Under the Risk Adjustment model, capitation for the current year is paid based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent after the final data has been processed by CMS. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of risk adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded approximately $4.3 million and $1.6 million in increased capitation revenue in the fourth quarter of fiscal 2009 and 2008, respectively, and approximately $1.7 million in each of the three month and nine month periods ended June 30, 2010 and none in each of the three month and nine month periods ended June 30, 2009 for risk adjustment factors.

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospital related expenses including inpatient services utilized. As of June 30, 2010, except for two contracts where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following calendar year. Due to the lack of access to timely information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, once we are in receipt of information necessary to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

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

The following unaudited tables reflect (i) the change in our estimate of claims liability as of June 30, 2010 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of June 30, 2010 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(4,322)
(2)%	$(2,882)
(1)%	$(1,441)
1%	$1,441
2%	$2,882
3%	$4,322

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(770)
(2)%	$(513)
(1)%	$(257)
1%	$257
2%	$513
3%	$770

The following table shows the components of the change in medical claims and benefits payable (in thousands, unaudited):

	Nine Months Ended
	June 30,
	2010	2009
IBNR as of beginning of period	$16,824	$20,480
Healthcare claims expense incurred during the period:
Current year	55,599	53,648
Prior years	(1,906)	(1,347)
Total incurred	53,693	52,301
Healthcare claims paid during the period:
Current year	(41,687)	(37,923)
Prior years	(14,085)	(16,995)
Total paid	(55,772)	(54,918)
IBNR as of end of period	$14,745	$17,863

Through June 30, 2010, the $1,928,000 change in estimate related to IBNR as of September 30, 2009 represented approximately 11.3% of the IBNR balance as of September 30, 2009, approximately 2.7% of fiscal 2009 claims expense, and after consideration of tax effect, approximately 78.8% of net loss for the year then ended.

Through June 30, 2009, the $1,347,000 change in estimate related to IBNR as of September 30, 2008 represented approximately 6.5% of the IBNR balance as of September 30, 2008, approximately 2.3% of fiscal 2008 claims expense, and after consideration of tax effect, approximately 68.7% of net loss from continuing operations for the year then ended.

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

Goodwill and Intangible Assets

The FASB issued guidance for business combination requires acquired intangible assets to be separately recognized upon meeting certain criteria. Such intangible assets include, but are not limited to, trade and service marks, non-compete agreements, customer lists and licenses.

The FASB issued guidance for goodwill and other intangible assets requires that goodwill and indefinite life intangible assets not be subject to amortization but be evaluated for impairment on at least an annual basis, or more frequently if certain indicators are present. Such indicators include adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, our ability to maintain enrollment and renew payer contracts on favorable terms. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step consists of estimating the fair value of the reporting unit based on recognized valuation techniques, which include a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital which considers the cost of equity and cost of debt financing expected by a representative market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the “implied fair value” of the goodwill, which is compared to its corresponding carrying value.

Long-lived assets, including property, improvements and equipment and amortizable intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We consider assets to be impaired and write them down to fair value if estimated undiscounted cash flows associated with those assets are less than their carrying amounts.

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

Our impairment test at September 30, 2009 resulted in no impairment charges.  In addition, no triggering events were identified that would cause impairment analysis as of June 30, 2010.

The assessment of impairment indicators, measurement of impairment loss, selection of appropriate valuation methodology, assumptions and discount factors, involve significant judgment and requires Management to project future results which are inherently uncertain.

Recent Accounting Pronouncements

Effective the first quarter of fiscal 2010, we adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption did not have a material impact on our condensed consolidated financial statements for prior periods; but the pronouncement will impact the accounting for any acquisitions subsequent to that date.

Effective in the first quarter of fiscal year 2010, we adopted revised accounting guidance which requires noncontrolling interests (formerly referred to as minority interest) to be presented as a separate component from the Company’s equity in the equity section of the consolidated balance sheets. As required by this guidance, we have adjusted the presentation of noncontrolling interests in the prior period unaudited condensed consolidated financial statements for comparability with the fiscal year 2010 period. The adoption of this accounting guidance had no impact on our results of operations and did not have a material impact on our financial position.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010.  Since we had no transfers between categories, the additional disclosures are not applicable to us for the periods presented.

On October 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued guidance for the accounting of share-based payment awards. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are deemed participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company adopted the guidance effective October 1, 2009.  The adoption of this guidance did not impact our net income per common share for prior periods and is not expected to have an impact on future periods until such time as we declare a regular quarterly dividend.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity, removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities, changes the requirements for derecognizing financial assets, and requires enhanced disclosure. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

The following table summarizes all business combinations during the three years ended June 30, 2010:

Business Combinations	Effective Date	Purchase Price	Location
Alta	August 8, 2007	$154,935,000	Los Angeles County
Brotman (increased investment to a 72% interest)	April 14, 2009	$2,556,000	Los Angeles County

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2010, under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation and in light of the material weakness in the financial reporting process at Brotman Medical Center discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

To address these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in understanding complexities of the business and the required financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of June 30, 2010. At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

Remediation Steps to Address Material Weaknesses:

Based on findings of material weaknesses in our internal control over financial reporting, we have taken steps to strengthen our internal controls within the financial reporting process. We have added to the expertise and depth of personnel within the Brotman accounting department, including the appointment of a new Controller, with specific and significant expertise in the critical areas identified above. We also added additional resources to assist in the review and preparation of significant account balance reconciliations as well as the implementation of new policies and procedures. Senior Management has increased its scrutiny and oversight of Brotman’s financial statements and has performed significant top-down financial statement analysis to gain additional assurance as to the accuracy of Brotman’s financial information. As previously stated, we will continue to work on and improve the financial reporting process of Brotman and its impact on the corporate consolidating financial reporting process. In review, the principal measures that we are in the process of undertaking to remediate these deficiencies are as follows:

•        Hired a new Controller and added additional resources to implement a sound financial reporting process;

•        Enhanced Brotman’s accounting and finance policies and implemented more robust monitoring control procedures and analytics to prevent and detect a potential misstatement on a timely basis;

•        Developed a financial reporting responsibility matrix, close calendar and checklist for Brotman, whereby all general ledger accounts and financial statement line items are specifically assigned to a specific member of the accounting department to perform monthly, quarterly and year-end analysis. The analysis will be reviewed periodically by senior members of the accounting department team for accuracy and integrity;

•        Developed a formal monthly, quarterly and annual reporting package, including specific reporting and information for identified key risk areas, with formal sign off by the financial executive with specific oversight for each area;

•        Documented formal accounting policies and procedures with regular compliance reviews of key risk areas to evaluate the designing and effectiveness of controls; and

•        Enhanced the corporate financial reporting process oversight of the above mentioned controls and processes.

Changes in Internal Control over Financial Reporting

Except as discussed above, regarding Brotman, there have been no changes in our Internal Control that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. We believe that liability, if any, under these claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

Our business is subject to a number of risks, including those set forth below or previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2009.

Our proposed merger may cause disruption in our business and, if the merger does not occur, we will have incurred significant expenses and may need to pay a termination fee and expenses under the merger agreement, which could have a material adverse effect on our business and cause our stock price to decline.

As described in Note 14 (Subsequent Events) above, on August 16, 2010, the Company entered into a definitive merger agreement to be acquired by an entity sponsored by Leonard Green & Partners, L.P.

The announcement of the proposed merger may result in a loss of key personnel and may disrupt our business and operations and adversely impact our relationships with third parties, which could have an adverse effect on our operating results.  The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals.

Consummation of the merger is subject to various customary closing conditions, and the merger agreement may be terminated by any of the parties if the merger is not completed by February 15, 2011.  The merger agreement contains certain other termination rights for both parties, and if the merger agreement under specified circumstances we may be obligated to pay a termination fee of up to $6.2 million and expenses of the other parties not to exceed $2.25 million.

We cannot predict whether the closing conditions to the merger agreement will be satisfied, and there is no assurance that the proposed merger will be completed.  If the closing conditions set forth in the merger agreement are not satisfied or waived, or if the merger is not completed for any other reason, the market price of our common stock may decline.

These matters, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None

Item 5.  Other Information

None

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

Exhibit No.	Title
10.1

Agreement and Plan of Merger, dated as of August 16, 2010, by and among Prospect Medical Holdings, Inc., Ivy Holdings Inc. and Ivy Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Prospect Medical Holdings, Inc. filed on August 16, 2010).

10.2

Fund Guarantee, dated as of August 16, 2010, by and among Prospect Medical Holdings, Inc., Green Equity Investors V, L.P. and Green Equity Investors Side V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Prospect Medical Holdings, Inc. filed on August 16, 2010).

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

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

August 16, 2010	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

August 16, 2010	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)