Form 10-K
period 2010-09-30
PROSPECT MEDICAL HOLDINGS INC
filed 2010-12-20
CIK 1063561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission File Number 1-32203

PROSPECT MEDICAL HOLDINGS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	33-0564370 (IRS Employer Identification No.)
10780 Santa Monica Blvd., Suite 400 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)

(310) 943-4500
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2010 (the last business day of our most recently completed second fiscal quarter) was approximately $66,812,323 based upon the closing price for shares of our common stock as reported by NASDAQ (the exchange upon which our common stock was traded at the time) on such date.

        As of December 17, 2010, 100 shares of the registrant's common stock were outstanding, all of which were owned by Ivy Intermediate Holding, Inc. There is no public trading market for the registrant's common stock.

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

PART I

Item 1.    Business.

Overview

        We provide quality, coordinated healthcare and physician services in Southern California. We own and operate five hospitals, with a total of approximately 759 licensed beds, and currently maintain approximately 746 on-staff physicians, including specialists who cover approximately 35 medical and surgical specialties. Our hospitals are located in high density population areas within Los Angeles County and maintain leading market positions in the areas they serve. We also manage the provision of physician services through ten Medical Groups that consist of physician networks with approximately 8,300 primary care and specialty physicians. Our Medical Groups provide physician services to approximately 177,000 enrollees. Based on our enrollment, our combined Medical Groups represent one of the largest in Southern California and has contracts with nearly all the major (non-Kaiser) HMOs operating in the region. We believe the coordination of our hospitals and Medical Groups will create an efficient healthcare delivery system that positions us to drive growth and profitability.

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

  •
  in August 2007, we acquired Alta, which owned and operated four community-based hospitals in Los Angeles County with a combined 339 licensed beds served by approximately 315 on-staff physicians. In connection with the Alta acquisition, Sam Lee, Alta's president, joined our board of directors and the management team and was later appointed Chief Executive Officer in March 2008. The acquisition of Alta transformed our Company from a business exclusively providing Medical Group management services to a business capable of providing coordinated hospital and physician management services; and

  •
  in April 2009, we increased our approximately 33% ownership stake in Brotman, a 420 licensed bed hospital located in Culver City, California, to approximately 72%. That ownership stake was increased to approximately 78% in November 2010.

  •
  on December 15, 2010, we completed the merger with entities affiliated with Leonard Green & Partners, L.P. ("LGP") (the "Merger"). Completion of the merger makes the final step in the transformation into a privately held company.

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

Affiliated Physician Organizations
Prospect Medical Holdings, Inc. (PMH)
A Delaware corporation (holding company for all management company subsidiaries)
Physician Nominee Shareholder
100% owner of PMG, Chairman & CEO of PMG and all the Affiliated Physician Organizations owned 100% by PMG
Prospect Medical Group, Inc. (PMG)
A California professional medical corporation (affiliated physician organization and holding company for all other affiliated physician organizations)
Assignable Option Agreements granted by Nominee Shareholder & PMG to PMS
62.16% owner of Nuestra Familia Medical Group
Prospect Health Source Medical Group, Inc.
A California professional medical corporation (wholly-owned by PMG)
Prospect Professional Care Medical Group, Inc.
A California professional medical Corporation (wholly-owned by PMG)
Prospect Green Management, LLC
A Delaware limited-liability company (wholly-owned by PMH)
Prospect Medical Systems, Inc. (PMS)
A Delaware corporation (management company wholly-owned by PMH)
Nuestra Familia Medical Group, Inc.
A California professional medical corporation
APAC Medical Group, Inc.
A California professional medical corporation (wholly-owned by PMG) (currently not operating)
PMS provides management services under contracts with:
1. Prospect Medical Group, Inc.
2. Prospect Health Source Medical Group, Inc.
3. Prospect Professional Care Medical Group, Inc.
4. Nuestra Familia Medical Group, Inc.
5. Prospect NWOC Medical Group, Inc.
6. Santa Ana/Tustin Physician Group, Inc.
7. AMVI/Prospect Health Network, Inc.
8. APAC Medical Group, Inc.
9. StarCare Medical Group, Inc.
10. Genesis Healthcare of Southern California, Inc., A Medical Group
Alta Hospitals System, LLC (ALTA)
A California limited-liability company (holding company wholly-owned by PMH)
ProMed Health Services Company (PMSC)
A California corporation (holding company wholly-owned by PMH)
Prospect NWOC Medical Group, Inc.
A California professional medical corporation (wholly-owned by PMG)
Genesis HealthCare of Southern California, Inc., A Medical Group
A California Professional medical corporation (wholly-owned by PMG)
Alta Hollywood Hospitals, Inc.
A California corporation (operating company wholly-owned by ALTA)
• dba Hollywood Community Hospital
• dba Van Nuys Community Hospital
ProMed Health Care Administrators (PHCA)
A California corporation (management company wholly-owned by PMSC)
StarCare Medical Group, Inc.
A California professional medical corporation (wholly-owned by PMG)
Upland Medical Group, a Professional Medical Corporation
A California professional medical corporation (wholly-owned by PMG))
PHCA provides management services under contracts with:
1. Pomona Valley Medical Group, Inc.
2. Upland Medical Group, Inc.
Santa Ana/Tustin Physicians Group, Inc.
A California professional medical corporation (wholly-owned by PMG)
Pomona Valley Medical Group, Inc.
A California professional medical corporation (wholly-owned by PMG)
Prospect Hospital Advisory Services, Inc.
A Delaware corporation (hospital advisory services company wholly-owned by PMH)
Alta Los Angeles Hospitals, Inc.
A California corporation (operating company wholly-owned by ALTA)
• dba Los Angeles Community Hospital
• dba Norwalk Community Hospital
AMVI / Prospect Health Network
A joint venture partnership owned 50% by Santa Ana/Tustin Physicians Group and 50% by AMVI/INC Health Network, Inc. (an unrelated California professional medical corporation)
Brotman Medical Center, Inc.
A California corporation (71.96 % owned)

History and Development of Our Business, Including Our December 2010 Merger

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

        On August 8, 2007, we acquired Alta, and we repaid approximately $41,500,000 of Alta's existing debt. Total merger consideration, exclusive of the Alta debt repaid, consisting of approximately $103,000,000, was paid one-half ($51,300,000) in cash and one-half in stock (valued, for transaction purposes only, at $5.00 per share of our common stock). The equity portion of the merger consideration consisted of 1,887,136 shares of common stock and 1,672,880 shares of Series B Preferred Stock. The Series B Preferred Stock was non-convertible until such time as the stockholders voted to approve its convertibility. Such approval was received at our annual meeting of stockholders held on August 13, 2008. As a result, each share of Series B Preferred Stock automatically became convertible into five shares of common stock at a conversion price of $5.00 per share of common stock. Following such stockholder approval, the holders of all the outstanding shares of Series B Preferred Stock elected to convert their preferred shares into common stock.

        Also on August 8, 2007, in connection with the closing of the Alta acquisition, Bank of America, N.A. (the "Lender") agented $155,000,000 of financing for us in the form of term loans totaling $145,000,000 and a $10,000,000 revolving line of credit facility, $3,000,000 of which was drawn at closing. The term loans were used to refinance approximately $41,500,000 of existing Alta debt, refinance approximately $48,000,000 of our existing debt that had previously been provided by the Lender in connection with our acquisition of ProMed, and pay the cash portion of the Alta purchase price.

        On August 1, 2008, we completed the sale of all of the issued and outstanding stock of Sierra Medical Management, Inc., Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (the "AV Entities") for total pre-tax cash consideration of $8,000,000 and entered into a non-competition agreement in the Antelope Valley region of Los Angeles County for the benefit of the buyer.

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

        On April 14, 2009, Brotman emerged from bankruptcy. Pursuant to the terms of the bankruptcy plan, we made additional investments in Brotman totaling $2,500,000, increasing our ownership to approximately 72%. Effective November 15, 2010, Brotman completed a $3,750,000 rights offering, wherein we participated in the amount of approximately $3,065,000, increasing our ownership to approximately 78%.

        On August 16, 2010, we entered into an Agreement and Plan of Merger (the "Ivy Merger Agreement") with Ivy Holdings Inc. ("Ivy Holdings") and Ivy Merger Sub Corp. ("Merger Sub"), an indirect, wholly owned subsidiary of Ivy Holdings. On December 15, 2010, at a special meeting of our stockholders, the adoption of the Ivy Merger Agreement was approved by the affirmative vote of a majority of our common stock outstanding as of the record date for the special meeting. In accordance with the Ivy Merger Agreement and the Delaware General Corporation Law, Merger Sub subsequently merged with and into us on December 15, 2010 and we became an indirect, wholly-owned subsidiary of Ivy Holdings (the "Ivy Merger"). As a result of the Ivy Merger, our common stock ceased trading on the NASDAQ Global Market and will be delisted.

        Ivy Holdings was formed by, and prior to the Ivy Merger was solely owned by, Green Equity Investors V, L.P., a Delaware limited partnership, and Green Equity Investors Side V, L.P., a Delaware limited partnership (the "LGP Funds"). The LGP Funds are affiliates of Leonard Green & Partners, L.P., a private equity fund ("Leonard Green").

        Immediately prior to the Ivy Merger, a group of our significant stockholders and management employees comprised of Samuel S. Lee (Chairman of the Board of Directors and Chief Executive Officer), Mike Heather (Chief Financial Officer), David R. Topper (President of our Alta Hospital System, LLC subsidiary) and Dr. Jeereddi A. Prasad (a director and President of our ProMed Health Services subsidiary), contributed to Ivy Holdings a total of 6,227,824 shares of our common stock in exchange for 529,365 shares of Ivy Holdings common stock. As a result, Messrs. Lee, Topper and Heather and Dr. Prasad beneficially owned approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings immediately following the effective time of the Ivy Merger (excluding any stock options that may be granted pursuant to a management equity incentive plan that Ivy Holdings may adopt following the completion of the Ivy Merger).

        Upon completion of the Ivy Merger, each outstanding share of our common stock was converted into the right to receive $8.50 in cash per share, without interest and less any applicable withholding taxes, except for shares held by stockholders who perfect appraisal rights in accordance with Delaware law and except for shares owned by Ivy Holdings (including shares contributed to Ivy Holdings immediately prior to the completion of the Ivy Merger by Samuel S. Lee, Mike Heather, David R. Topper, Dr. Jeereddi A. Prasad and certain of our employees), Merger Sub, any other subsidiary of Ivy Holdings, or by us or any of our subsidiaries.

        In connection with the Ivy Merger, on December 10, 2010, we formed a wholly owned subsidiary named Prospect Green Management, LLC, which will be used solely to pay management compensation to Leonard Green for its advisory services.

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

  •
  utilizing our existing community hospitals to facilitate growth to Brotman;

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

  Complete the Transformation of Brotman

        Following our acquisition of a controlling stake in Brotman, we began implementing our operating model to drive efficiencies, as well as add new payors, improve reimbursement from existing payors and recruit new physicians to the medical staff. We will continue the implementation of our cost efficiency initiatives, to improve Brotman's operating results. We will also continue to recruit physicians for our surgical and cardiology groups as well as in primary care, which we anticipate will create opportunities for both inpatient and outpatient growth. In addition, we are evaluating the expansion of Brotman's emergency room services to better serve its strategic geographic location and facilitate admissions into the hospital.

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

Our Market

        We operate our business in Southern California where we believe market dynamics will favorably impact our growth. There is a shortage of hospital beds in Los Angeles County, with fewer than 100 hospitals to serve approximately 10,000,000 people across 4,000 square miles. High hospital construction costs in Southern California have prevented meaningful increases in bed supply commensurate with demand.

        Additionally, we expect demographic trends to further increase the supply-demand imbalance for hospital services. California anticipates unprecedented growth in its senior population as the baby boom generation ages and life expectancy continues to increase. Because of these demographic trends and the shortage of hospital beds in our local markets, we believe we are well-positioned to benefit from an increased demand for our services.

        Closures of competitor hospitals have further added to the hospital bed shortage. Also, the Southern California hospital market is highly fragmented, with numerous different ownership entities. We believe that the fragmented ownership and decreasing number of hospitals in our market will help facilitate our acquisition strategy, as competitor hospitals become available for acquisition.

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

  Our Hospitals

        We own and operate five hospitals in Los Angeles County, with a total of approximately 759 licensed beds served by 746 on-staff physicians at September 30, 2010. We acquired four community hospitals in Hollywood, Los Angeles, Norwalk and Van Nuys in connection with our acquisition of Alta, all accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations). Our fifth hospital is Brotman Medical Center, located in Culver City, which is currently accredited by the Center for Medicare and Medicaid Services ("CMS"), and in the process of seeking an accreditation by Det Norske Veritas ("DNV") Healthcare, Inc.

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

        The table below gives a brief overview of our hospitals and the locations they serve:

Name/Location	Primary Service	Number of Beds
Hollywood Community Hospital Hollywood, CA 100% owned	Medical/Surgical	100 licensed beds/100 staffed beds
Los Angeles Community Hospital Los Angeles, CA 100% owned	Medical/Surgical	130 licensed beds/121 staffed beds
Norwalk Community Hospital Norwalk, CA 100% owned	Medical/Surgical	50 licensed beds/50 staffed beds
Van Nuys Community Hospital Van Nuys, CA 100% owned	Psychiatric	59 licensed beds/57 staffed beds
Brotman Medical Center Culver City, CA 78% owned (72% as of September 30, 2010)	Medical/Surgical	420 licensed beds/220 staffed beds

  Selected Operating Statistics

        The table below sets forth selected hospital operating statistics for the years ended September 30, 2010 and 2009.

	Year Ended September 30,
	2010	2009(8)
Licensed beds as of the end of the period(1)	759	759
Admissions(2)	23,405	18,573
Adjusted admissions(3)	26,447	20,098
Emergency room visits(4)	38,592	25,616
Surgeries(5)	4,871	4,146
Patient days(6)	149,864	124,004
Acute care average length of stay in days(7)	6.4	6.2

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

(8)
The fiscal year ended September 30, 2009 included only 169 days of Brotman operating statistics, commencing April 14, 2009, when the Company acquired a majority stake in Brotman.

  Our Hospital Operating Model

        Our hospital operating model is physician-centric, recognizing that a physician-friendly environment is key to recruiting physicians. We also strive to provide convenience in scheduling and collaborative patient case management in order to assist in the treatment of the patient and in the physician's time management. We have, for example, developed an admissions process that enables the physician's office to make a hospital admission with a single telephone call to our admissions coordinator. We also provide admissions through our emergency room and urgent care centers to help better evaluate medical necessity.

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

        Our hospitals receive payment for patient services from the federal government, primarily under the Medicare program, the California Medi-Cal program, managed care plans (including PPOs and HMOs), indemnity-based health insurance plans, as well as directly from patients ("self-pay"). All of our hospitals are certified as providers of Medicare and Medi-Cal services. Amounts received under the Medicare and Medi-Cal programs are generally significantly less than a hospital's customary charges for the services provided. Since a substantial portion of our revenue comes from patients under Medicare and Medi-Cal programs, our ability to operate our business successfully in the future will depend, in large measure, on our ability to adapt to changes in these programs.

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

        The national average rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), DRG payment rates were increased by the full "market basket index," for the federal fiscal years 2008, 2009 and 2010 or 3.3%, 3.6% and 2.1%, respectively. The Deficit Reduction Act of 2005 imposes a 2% reduction to the market basket index beginning in the federal fiscal year 2007, and thereafter, if patient quality data is not submitted. We intend to and have complied with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

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

        Pursuant to the terms of the Medi-Cal contracts between the State and each of our hospitals, a significant portion of our hospital business is subject to termination of contracts and subcontracts at the election of the government. The contract between the State and Los Angeles Community Hospital and Norwalk Community Hospital was entered into on September 14, 2000 and most recently amended effective as of February 4, 2010. The agreement may not be terminated without cause prior to July 10, 2012 and after that date it may be terminated without cause, provided that 120 days notice of termination is given. The contract between the State and Hollywood Community Hospital and Van Nuys Community Hospital was entered into on September 14, 2000 and most recently amended and restated on November 30, 2009. The agreement may not be terminated without cause prior to July 10, 2012 and after that date it may be terminated without cause, provided that 120 days notice of termination is given. The contract between the State and Brotman was entered into on September 1, 2005 and most recently amended on June 1, 2009. The agreement may not be terminated without cause prior to July 1, 2010 and after that date it may be terminated without cause, provided that 120 days notice of termination is given. California budgetary shortfalls may result in our inability to renew Medi-Cal contracts at existing rates. Thereafter, the contracts are renewed by negotiation between the parties. We can provide no assurance whether these contracts will be renewed upon their expiration.

  Disproportionate Share Payments

        Hospitals that treat a high percentage of low-income patients may receive additional Disproportionate Share ("DSH") payment adjustment from Medicare and Medi-Cal. We receive both of these adjustments. The Medicare adjustment is based on the hospital's DSH patient percentage, which is the sum of the number of patient days for patients entitled to both Medicare Part A and Supplemental Security Income benefits, divided by the total number of Medicare Part A patient days and a second factor that is a ratio of Medi-Cal eligible days to total DRG days. For fiscal 2010, total Medicare DSH payments received were approximately $29,600,000 compared to approximately $27,700,000 for fiscal 2009. The Medi-Cal adjustment is based either on the Hospital's Medi-Cal utilization or its low income utilization percentage. Our hospitals qualify because their Medi-Cal utilization was greater than one standard deviation above 42% of the hospitals' total patient days. For fiscal 2010, total Medi-Cal DSH payments received by our hospitals were approximately $15,500,000 compared to approximately $12,000,000 for fiscal 2009.

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

        The amounts uncollectible from specific beneficiaries are to be charged off as bad debts in the accounting period in which the accounts are deemed to be worthless. In some cases, an amount previously written off as a bad debt and allocated to the program may be recovered in a subsequent accounting period. In these cases, the recoveries must be used to reduce the cost of beneficiary services for the period in which the collection is made. In determining reasonable costs for hospitals, the amount of bad debts otherwise treated allowable costs is reduced by 30%. Under this program, our hospitals incurred an aggregate of approximately $5,079,000 and $4,568,000, which are subject to the 30% reduction, for fiscal 2010 and 2009, respectively. Amounts incurred by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

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

        In 2003, Congress passed legislation to enhance and support Medicare's current efforts in identifying and correcting improper payments. In section 306 of the Medicare Modernization Act ("MMA"), Congress directed the Department of Health and Human Services ("DHHS") to conduct a three-year demonstration program using Recovery Audit Contractors ("RAC") to detect and correct improper payments in the Medicare FFS program. In addition, in section 302 to the Tax Relief and Health Care Act of 2006 ("TRHCA"), Congress required DHHS to make the RAC program permanent and nationwide by no later than January 1, 2010. The RAC program does not include payments for Medicare Advantage or the Medicare prescription drug benefit.

        The permanent RAC program began in California in July 2009, with auditors reviewing payments made to California healthcare providers to assure correct payment. Payments deemed incorrect will be adjusted at the time of audit. These adjustments can be appealed following the guidelines of the program. As of September 30, 2010, several hospitals have been scheduled for audits in fiscal year 2011.

        Our hospitals are subject to audit along with other California hospitals during this upcoming year. Our hospitals have taken steps to assure on-going coding and billing accuracy, which we anticipate will help ensure successful RAC audits.

  Inpatient Psychiatric

        As of September 30, 2010, we operated one 70-bed, inpatient psychiatric unit paid under the IPF PPS method at Brotman and one 59 licensed bed, inpatient psychiatric unit paid on the acute PPS method at Van Nuys. Effective for reporting periods after January 1, 2005, CMS replaced the cost-based system with a PPS for inpatient hospital services furnished in freestanding psychiatric hospitals and PPS exempt psychiatric units of general, acute care hospitals and critical access hospitals ("IPF PPS"). IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an "outlier" policy for extraordinarily costly cases and an adjustment to a facility's base payment if it maintains a full-service emergency department. Under this program, Brotman received an aggregate of approximately $7,606,000 and $6,520,000 for fiscal 2010 and 2009, respectively. Under the acute MS-DRG, Van Nuys received an aggregate of approximately $9,559,000 and $8,168,000 for fiscal 2010 and 2009, respectively.

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

        In the surrounding service area of Hollywood Community Hospital, there are two main competitors, Olympia Medical Center, an acute care hospital licensed for 204 beds and Hollywood Presbyterian Medical Center, a 434 acute care licensed bed hospital.

        Brotman, located in Culver City, serves the Culver City market, as well as parts of West Los Angeles. Its closest competitor, Century City Hospital, closed in the fall of 2008 which provided immediate benefit to Brotman as a number of registered nurses were hired from the hospital. Brotman's nearest competitors are UCLA Medical Center, Cedar Sinai Medical Center and Olympia Medical Center, which are located approximately seven miles, five miles and four miles, respectively, from Brotman.

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

Description of Our Business—Medical Group Segment

  Overview

        Our affiliated group of Medical Groups is one of the largest providers of physician services for HMO enrollees in Southern California, managing the provision of healthcare services for approximately 131,700 commercial, 23,100 Medi-Cal and 22,700 Medicare lives. Our Medical Group network of approximately 8,300 independent physicians is concentrated in Orange, Los Angeles and San Bernardino Counties.

        Our Medical Groups are networks of independent physicians who collectively contract with HMOs under a capitated payment arrangement. Under the capitated model, an HMO pays our Medical Groups a per-member-per-month ("PMPM") rate, or a "capitation" payment, and then assigns our Medical Groups the responsibility for providing the physician services required by those patients. In certain areas, HMOs find it more efficient to outsource the responsibility for providing physician services through Medical Groups. The relationship between HMOs and Medical Groups is a well-established model in the markets we serve and is designed to motivate physicians to practice preventative medicine and reduce unnecessary procedures. Medical Groups allow independent physicians to participate in contracts with HMOs and obtain patients, while allowing HMOs to more efficiently contract for physician services and outsource certain administrative functions associated with those activities.

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

        We employ a variety of methodologies to mitigate the financial risk associated with the capitation model, including passing a portion of our payment through to the physician in a "sub-capitated" payment, pre-negotiating contracts with other providers, requiring prior authorization for services, and other techniques to appropriately manage utilization. All of our primary care physicians and a portion of our specialist physicians receive sub-capitation payments, with capitation representing approximately 50% of our medical costs. The remaining 50% of our medical costs consist of pre-authorized procedures referred to our contracted providers at discounted fee-for-service rates and emergency room services provided by non-contracted providers.

  Our Affiliated Physician Organizations

        Our two management subsidiaries, Prospect Medical Systems, Inc. ("PMS") and ProMed Healthcare Administrators ("PHCA"), currently provide management services to ten affiliated physician organizations, which include PMG, Nuestra Familia Medical Group, Inc. ("Nuestra"), eight other affiliated physician organizations that PMG owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which PMG owns a 50% interest. PMG, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations, except Nuestra.

        Physician organizations, by California law, may only be owned by physicians. We have designated Arthur Lipper, M.D., the President of PMG, to be the owner of all of the capital stock of PMG and Nuestra. As such he indirectly controls PMG's ownership interest in each of our other affiliated physician organizations. Dr. Lipper is also the President of all of the affiliated physician organizations that PMG owns (except Pomona Valley Medical Group, and Upland Medical Group, where he is a Vice-President), he is a Vice President of Nuestra, and he is one of the two general partners of AMVI/Prospect Health Network.

        We control the ownership of each of our affiliated physician organizations through assignable option agreements that we have entered into through our management subsidiary, PMS, with Dr. Lipper and PMG, and with Dr. Lipper and Nuestra. See "Assignable Option Agreements," below. For financial reporting purposes, we are deemed to control PMG under U.S. Generally Accepted Accounting Principles (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Consolidation of Financial Statements") and are therefore required to consolidate the financial statements of PMG with those of our management subsidiaries.

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

        As of September 30, 2010, our affiliated physician organizations had contracts with approximately 8,300 independent physicians.

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

	As of September 30, 2010
Affiliated Physician Organizations	Primary Care Physicians	Specialists	Enrollees	Area of Operations
Prospect Medical Group, Inc.	389	4,016	26,174	Orange, Los Angeles & Riverside Counties
Prospect Health Source Medical Group, Inc.	81	2,230	14,975	West Los Angeles
Nuestra Familia Medical Group, Inc.(1)	78	1,225	3,452	East Los Angeles
AMVI/Prospect Health Network(2)	310	2,191	13,066	Orange County
Prospect Professional Care Medical Group	263	2,861	15,031	East Los Angeles & North Orange County
Prospect NWOC Medical Group, Inc.	114	1,756	4,693	North Orange County
StarCare Medical Group, Inc.	189	2,418	16,140	North Orange County
Genesis HealthCare of Southern California	232	2,127	10,851	Los Angeles and North Orange County
Pomona Valley Medical Group	133	222	51,687	San Bernardino County
Upland Medical Group	91	166	11,113	San Bernardino County
Managed Medical Groups(3)	50	168	10,292	Los Angeles County

	1,930	19,380	177,474
Less: Physicians counted at multiple Medical Groups	(906)	(12,139)	—

Total	1,024	7,241	177,474

(1)
Approximately 62.16% owned by Arthur Lipper, M.D. through a separate assignable option agreement.

(2)
50% owned joint venture partnership with AMVI/IMC Health Network, originally formed to service Medi-Cal, Healthy Families and OneCare members under the CalOptima contract. Included in the total enrollment were approximately 3,000 enrollees that we manage for our own economic benefit, and approximately 10,100 enrollees that we manage for the economic benefit of our partner, for which we earn management fee income.

(3)
Represent management agreements entered into on May 1, 2010 with an unaffiliated medical group to manage approximately 10,500 HMO enrollees for monthly management fees ranging from 7.5% to 12.5% of revenues (as defined).

 Revenue Concentration Statistics of our Medical Groups
for the Fiscal Years Ended September 30, 2010 and 2009

        As of September 30, 2010, our Medical Groups had contracts with approximately 15 HMOs, from which our revenue was primarily derived. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

        For the fiscal years ended September 2010 and 2009, our Medical Groups recognized capitation revenue of approximately $186,674,000 and $193,543,000, respectively. During each of those periods, the five largest HMOs of our affiliated physician organizations, Plan A, Plan B, Plan C, Plan D and Plan E, accounted for approximately 72% of total capitation revenue.

        As of November 1, 2010, the latest date for which such data was compiled, our affiliated physician organizations were listed by Cattaneo & Stroud as having a combined market share (based on number of HMO enrollees served) of approximately 6% in Orange County (83,620) enrollees compared to 1,370,950 total enrollees in Orange County), approximately 0.7% in Los Angeles County (31,053 enrollees compared to 4,707,500 total enrollees in Los Angeles County), and approximately 6.2% in San Bernardino County (62,800 enrollees compared to 1,009,500 total enrollees in San Bernardino County).

  Assignable Option Agreements

        The assignable option agreements are an essential element of our "single shareholder model." The assignable option agreements between our management subsidiary, PMS, and PMG and Nuestra provide PMS the right, at will and on an unlimited basis, to designate a successor physician to purchase our capital stock of each of PMG and Nuestra for nominal consideration ($1,000) and thereby determine the ownership of PMG and our majority interest in Nuestra. The assignable option agreements terminate or expire coterminous with the management services agreements between PMS and PMG or PMS and Nuestra, as applicable. The management services agreement with PMG has a thirty-year term with successive automatic ten-year renewal terms. The management services agreement with Nuestra has a twenty-year term with successive ten-year renewal terms unless either party elects to terminate prior to a renewal. There is no limitation on who we may name as a successor shareholder except that any successor shareholder must be duly licensed as a physician in the State of California or otherwise be permitted by law to be a shareholder of a professional corporation.

        As a result of the assignable option agreements and our control of PMS, we have control over the ownership of PMG and Nuestra. Because PMG is the owner of all or a significant amount of the capital stock of all of the other affiliated physician organizations, control over the ownership of PMG and Nuestra ensures that we can control the ownership of each of our affiliated physician organizations.

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

        The management services agreements with our affiliated physician organizations that are 100% owned by PMG each have a thirty-year term and renew automatically for successive ten-year terms unless either party elects to terminate them 90 days prior to the end of their term. The management services agreements with those affiliated physician organizations in which we have less than a 100% interest have different terms. Our contract with Nuestra is for only twenty years; however, because Dr. Lipper as the nominee shareholder under an assignable option agreement is an approximately 62% shareholder, any renewal or termination must be approved by Dr. Lipper. Similarly, our joint venture with AMVI is year-to-year, but because PMG is a 50% owner of that joint venture, it cannot be terminated without approval of the board of directors, of which PMG controls the appointment of 50% of the members. The management services agreements are terminable by the unilateral action of the particular physician organization prior to their normal expiration if we materially breach our obligations under the agreements or become subject to bankruptcy-related events, and we are unable to cure a material breach within sixty days of the occurrence. All management fees of consolidated entities are eliminated in our consolidated financial statements.

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

        There is competition for patients and primary care physicians in every market in which our affiliated physician organizations operate. The number of significant competitors varies in each region. The following summary of information about our competitors and their estimated enrollment in various markets is based on an industry report updated through November 10, 2010. Enrollment numbers that follow differ from updated enrollment numbers of our affiliated entities provided elsewhere in this filing, due to differing dates of presentation.

        Based on these reports, total HMO enrollment in Los Angeles County was approximately 4,707,500, of which we had approximately 32,000 enrollees, or approximately 0.7%. Our five largest competitors in Los Angeles County are Kaiser Foundation, Healthcare Partners Medical Group, Heritage Provider Network, La Vida Medical Group, and Facey Medical Foundation. HMO enrollment in Orange County was estimated at approximately 1,370,950, of which Prospect had approximately 83,600 enrollees, or approximately 6%. Our five largest competitors in Orange County are Kaiser Foundation, St. Joseph Heritage Healthcare, Monarch Healthcare, Greater Newport Physicians Medical Group, and CHOC Physicians Network. HMO enrollment in San Bernardino County was estimated at approximately 1,009,500 of which Prospect had approximately 62,800 enrollees, or approximately 6%. Our five largest competitors in San Bernardino County are Kaiser Foundation, Beaver Medical Group, Choice Medical Group, PrimeCare of San Bernardino and LaSalle Medical Associates. As such, we believe that the combined enrollment of our affiliated physician organizations is the eighth largest in California.

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

        In addition to the regulations referenced above, our affiliated physician organization operations may also be affected by changes in ethical guidelines and operating standards of professional and trade associations such as the American Medical Association. Changes in existing ethical guidelines or professional organization standards, adverse judicial or administrative interpretations of such guidelines and standards, or enactment of new legislation could require us to make costly changes to our business that would reduce our profitability. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our debt.

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

        The State of California has enacted false claims legislation. These California false claims statutes are generally modeled on the federal FCA, with similar damages, penalties, and qui tam enforcement provisions. For example, the California False Claims Act prohibits "knowingly" submitting false claims for payment to California and its agencies, such as the Medi-Cal program. Violations are subject to damages and civil monetary penalties. Similar to the federal statute, the California False Claims Act allows private parties to sue on behalf of the state as qui tam (i.e., whistleblower) plaintiffs, and authorizes qui tam plaintiffs to share in any proceeds recovered as a result of the lawsuit. California's False Claims Act also includes provisions intended to discourage employers from retaliating against employees for initiating, testifying or assisting in qui tam lawsuits, or otherwise furnishing information to government or law enforcement authorities. An increasing number of healthcare false claims cases seek recoveries under both federal and state law. Provisions in the Deficit Reduction Act of 2005 ("DRA") that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5,000,000 from a state Medi-Cal plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We believe our hospitals have fully complied with the written policy requirements. Compliance with the written policy requirement is a condition of payment by Medi-Cal, and failure to comply could give rise to claims for recoupment of Medi-Cal payments, damages and other sanctions.

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

        The permanent RAC program began in California in July 2009, with the auditors reviewing payments made to California healthcare providers to assure correct payment. Payments deemed incorrect will be adjusted at the time of audit. These adjustments can be appealed following the guidelines of the program. As of September 30, 2010, several of our hospitals have been scheduled for audits in fiscal year 2011.

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

        Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medi-Cal programs. In addition, our Alta hospitals are accredited by the Joint Commission, and Brotman Hospital is accredited by the Centers for Medicare and Medicaid Services ("CMS"), and is in the process of seeking accreditation by DNV Healthcare, Inc. Both accreditations indicate that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medi-Cal programs. If any of our facilities were to lose its accreditation or otherwise lose its certification under the Medicare and Medi-Cal programs, the hospital may be unable to receive reimbursement from the Medicare and Medi-Cal program and other payors. We believe that our hospitals are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

  Recovery Audit Contractors

        In 2003, Congress enacted section 306 of the MMA, which directed the Department of Health and Human Services to conduct a three year demonstration program using Recovery Audit Contractors ("RACs") to identify overpayments and underpayments in the Medicare Fee-For-Service program, as a means of fighting fraud, waste and abuse in the Medicare program. The demonstration project operated in New York, Massachusetts, Florida, South Carolina and California and ended on March 27, 2008. In 2006, Congress enacted the Tax Relief and Health Care Act of 2006, which established a permanent and national RAC program that became effective on January 1, 2010. The RACs review hospitals, physician practices, nursing homes, home health agencies, durable medical suppliers and any other provider or supplier that bills Medicare Parts A and B. The RACs will review claims on a post-payment basis and conduct both automated (no medical record needed) and complex (medical record required) reviews for claims paid after October 1, 2007. CMS and the RAC contractors are currently in the process of phasing in the program. Reviews by the RACs may result in a determination that there have been overpayments by Medicare to facility and recoupment by Medicare of such overpayment amounts, plus interest and potential penalties. As of September 30, 2010 several of our hospitals have been scheduled for audits in fiscal year 2011.

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

  •
  Los Angeles Community Hospital was granted SPC-2 status for one of the three buildings and still awaits reclassification decisions on the other two buildings which currently remain in the SPC-1 category;

  •
  Brotman was denied reclassification and structural analysis is being performed to determine upgrade requirements; and

  •
  Los Angeles Community Hospital is waiting reclassification decision and currently remain in the SPC-1 category; and

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

  Financial Solvency Regulations

        The DMHC has instituted financial solvency regulations mandated by California Senate Bill 260. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Management believes that our affiliated physician organizations that are subject to these regulations will be able to comply with them. However, these regulations could limit our ability to use our cash resources, including our ability to make future acquisitions.

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

        Our cash-to-claims ratio on September 30, 2010, was 2.8.

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

        Our hospitals have in place and continue to enhance a company-wide compliance program which focuses on all areas of regulatory compliance including billing, reimbursement and cost reporting practices. This regulatory compliance program is intended to help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. Another focus of the program is the interpretation and implementation of the HIPAA standards for privacy and security.

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

Insurance

        We maintain general liability, umbrella liability, property, crime, fiduciary, corporate counsel, automobile and workers' compensation insurance, directors and officers insurance and employment practices liability insurance. Our annual policy limits are $1,000,000 per occurrence and $3,000,000 in the aggregate for general liability coverage, $5,880,000 for property coverage and $8,000,000 for business interruption coverage with total insured value of $13,880,000, $2,000,000 for crime coverage, $2,000,000 for fiduciary coverage, $2,000,000 for corporate counsel coverage, $1,000,000 for automobile coverage, the amounts required by state law for workers' compensation, $5,000,000 for employment practices liability and $8,000,000 in the aggregate for directors and officers liability, and Side A DIC Coverage in the amount of $7,000,000. The umbrella policy limits of $3,000,000 operate as excess limits over the underlying general liability and automobile liability coverage.

        As a result of the merger agreement with Ivy Holdings Inc. and Ivy Merger Sub Corp., the Directors & Officers liability, employment practices liability, side A and fiduciary liability policies will be placed into run-off coverage effective at the close of the transaction. The run-off policy period will be six years from the close of transaction, and a new set of policy aggregate limits will be provided. New policies for Directors & Officers liability, employment practices liability, side A and fiduciary liability coverage will be in effect for the new entity effective on the transaction date close. The new policies will be issued with limits of $8,000,000 Directors & Officers liability, $5,000,000 employment practices, $7,000,000 side A and $2,000,000 fiduciary liability coverage.

        Our affiliated physician organizations, Prospect Professional Care Medical Group, Inc., AMVI/Prospect Health Network, Nuestra Familia Medical Group, Inc., Prospect Health Source Medical Group, Inc., Prospect NWOC Medical Group, Inc., StarCare Medical Group, Inc., Genesis HealthCare of Southern California, Inc., A Medical Group, Prospect Medical Group, Inc., Pomona Valley Medical Group, Inc. and Upland Medical Group, a Professional Medical Corporation maintain managed care errors and omissions insurance (professional liability) in a minimum coverage amount of $2,000,000 per claim and $5,000,000 in the aggregate. The individual physicians who contract with the Affiliates carry their own medical malpractice insurance. Under the Hospital Services segment, Alta purchases professional and general liability insurance to cover medical malpractice claims under a claims-made policy.

        Our Alta hospitals maintain professional liability, general liability, property, automobile and workers' compensation insurance. The Alta/Prospect workers' compensation coverage for October 1, 2009 through September 30, 2010 did not have an aggregate loss limit. The current workers' compensation policy for the period of October 1, 2010 through September 30, 2011 does not have an aggregate loss limit. The policy limits are $10,000,000 per occurrence and in the aggregate for the professional and general liability, $38,376,528 for property coverage, $10,356,000 for contents, $2,000,000 for accounts receivable coverage and $20,000,000 for business interruption coverage, with a total insured value of $70,732,528. In addition to the policy, coverage includes $1,000,000 for automobile coverage and amounts required by law for workers' compensation. The excess liability policy for Alta operates as excess coverage over the underlying primary automobile liability coverage.

        Brotman Medical Center maintains professional liability, general liability, property, automobile, storage tank liability and workers' compensation insurance. In 2010 and 2009, Brotman had a commercial occurrence-based insurance policy for workers' compensation claims. In 2005, the policy had a $250,000 deductible per accident with an annual aggregate loss limitation of $1,625,000. The 2007 policy had a $250,000 loss limitation per accident with an annual aggregate loss limitation of $1,562,000. The professional and general liability limits carried are $1,000,000/$3,000,000 for the primary policy and $9,000,000/$9,000,000 excess/umbrella coverage. Primary automobile liability coverage is $1,000,000, and storage tank liability coverage is $1,000,000 each incident/$2,000,000 in the aggregate. Property insurance limits are set at $84,373,937 for buildings, $30,981,223 for the contents and $40,480,102 for business income. The umbrella policy provides excess limits over the primary professional and general liability, automobile and employer's liability policies.

        Our insurance, and the insurance of our affiliated physician organizations, contain customary exclusions and exceptions from coverage. Additionally, we are at risk for our self-insured retention ("deductible") on certain policies such as $10,000 for our Prospect property policy, $50,000 for our Alta property policy, and $75,000 for the managed care errors and omissions insurance. Directors & Officers liability and employment practices liability policies have a $150,000 self-insured retention and the hospital's professional/general liability policy has a $1,000,000 self-insured retention. Brotman has a commercial claims-made insurance policy for malpractice claims in excess of $100,000 per claim with no annual aggregate. The general liability coverage is occurrence coverage with a $100,000 per occurrence retention and an annual aggregate of $12,000,000. Brotman offers self-insured HMO and PPO plans to employees. Employee health benefits are administered by a local claims processor based on plan coverage and eligibility guidelines determined by Brotman and collective bargaining agreements. A commercial insurance policy covers losses in excess of $200,000 per occurrence.

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

        Union Activity and Labor Relations.    At September 30, 2010, our Hospital Services operation had a total of 1,806 employees, which included 923 employees at our four Alta hospitals and 799 employees at Brotman. Of that amount, approximately 5.42% and 78% of the total employee headcount at our Alta and Brotman hospitals, respectively, are subject to collective bargaining agreements. On or about May 9, 2008 we entered into a new collective bargaining agreement with the SEIU to replace the expired collective bargaining agreement at Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC. The collective bargaining agreement covers a small number of Hollywood Community Hospital's employees, and expires on May 9, 2011. We do not anticipate that the agreement we reached in 2008 will have a material adverse effect on the results of our Hospital Services operations. Brotman has two unions—the SEIU and CNA—covering approximately 78.0% of the hospital's employees. After months of good faith negotiations, Brotman recently entered into two new tentative collective bargaining agreements with the SEIU and CNA.

  Corporate and Medical Group Segment

        At September 30, 2010, we and our Medical Group subsidiaries had a total of 277 employees. The employees are not subject to any collective bargaining agreements. We believe that employee relations are good.

Item 1A.    Risk Factors

        Our business is subject to a number of risks, including those described below.

Medicare, Medi-Cal, other government-sponsored programs and private third-party payor cost containment efforts and reductions in reimbursement rates could reduce our hospital revenue and our cash flow.

        For the fiscal year ended September 30, 2010, our hospitals derived approximately 80% of their revenue from the Medicare and Medi-Cal programs. Changes in recent years in the Medicare and Medi-Cal programs, including both fee-for-service and managed care programs, have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease revenue, as well as affect the cost of providing service to patients and the timing of payments to facilities. Future federal and state legislation may further reduce the payments we receive for our services.

        The State of California has incurred budget deficits in the past few years. As a result, the State has enacted legislation designed to reduce its Medi-Cal expenditures. In 2008 and 2009, the State reduced and/or froze Medi-Cal reimbursement for numerous services, including hospital outpatient services, hospital sub-acute services, and distinct-part nursing services. In addition, payments to hospitals for inpatient services not furnished under Medi-Cal contracts were reduced. The inpatient reductions do not currently affect our hospitals because our hospitals have contracts with the State to provide Medi-Cal inpatient services, but these reductions could affect our hospitals if any of our contracts are terminated. All of these limitations are being challenged in court by the California Hospital Association. The outcome of this litigation is uncertain. A temporary injunction has been issued prohibiting certain of the limitations enacted in 2008 pursuant to Assembly Bill 1183 from being implemented for services on and after April 6, 2009, and a second temporary injunction has been issued prohibiting certain other limitations enacted in 2009 pursuant to Assembly Bill X45 from being implemented on or after February 24, 2010 due to the state's failure to comply with federal Medicaid law. The cases are still pending and the preliminary injunctions are still in place. If the courts ultimately find that the rate reductions were lawful, the Company may be obligated to return to the State the additional amounts paid under the injunction and future Medi-Cal reimbursement could be reduced.

        Additionally, the State of California has recently enacted legislation affecting reimbursement for inpatient hospital services under Medi-Cal which (a) provides that, effective July 1, 2010, Medi-Cal payment rates shall be no higher than the rates in effect on January 1, 2010, (b) requires the California Department of Health Care Services to develop a prospective payment system based on diagnosis-related groups by June 30, 2014, and (c) requires that the payments made to hospitals for services furnished on and after July 1, 2010 will be reconciled to the amount computed to be due for such services under the new prospective payment system once that system is developed. These changes could have a significant adverse effect on our hospitals' Medi-Cal revenue.

        Furthermore, the State of California has considered, and/or is considering, various proposals designed to reduce its healthcare-related expenditures. Many of these proposals threaten to reduce our hospital revenue. The State of California has considered numerous proposals reducing Medi-Cal payments directly to private hospitals in the form of Disproportionate Share Hospital ("DSH") payments or distressed hospital supplemental payments. In addition, the State of California has considered other proposals that may impact our hospitals' revenue, including reductions in coverage and reimbursement relating to prescription drugs, AIDS services, family planning services and mental health community-based services, breast and cervical screening, non-emergency services for individuals without documentation status, dialysis and non-digestive nutrition services. The State of California has also considered the reduction of funding for counties to pay local hospitals for uncompensated care, the elimination of funding to Institutions of Mental Disease for ancillary health services not covered under the federal Medicaid program and restricting eligibility for or coverage under the Medi-Cal and Healthy Families programs or eliminating the Healthy Families program altogether. These proposals would increase the number of uninsured individuals or amount of non-covered services, potentially adversely affecting the revenue of our hospitals. The recent California budget included reductions in funding for the Medi-Cal mental health managed care program, which could potentially reduce revenues for our hospital in Van Nuys. California continues to explore further reforms to payments to Medi-Cal managed care plans in light of California's ongoing budget crises.

        We are unable to predict the effect of future state or federal healthcare funding policy changes on our operations. If the rates paid by governmental payors are reduced, if the scope of services covered by governmental payors is limited, or if we, or one of our hospitals, are excluded from participation in the Medicare or Medi-Cal program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

        Employers have also passed more healthcare benefit costs on to employees to reduce the employers' health insurance expense. This trend has caused the self-pay/deductible component of healthcare services to become more common. This payor shifting increases collection costs and reduces overall collections.

        During the past several years, major purchasers of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. In addition, these payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. The trends may result in a reduction from our historical levels in per patient revenue received by our hospitals and affiliated physician organizations.

In our hospital segment, the continued growth of uninsured and underinsured patients or further deterioration in the collectability of the accounts of such patients could harm our results of operations.

        Like others in the hospital industry, we have experienced large provisions for bad debts, totaling $29,900,000 or 10.7% of total net patient revenue for fiscal 2010, due to a growth in self-pay volume. Although we continue to seek ways of improving collection efforts and implementing appropriate payment plans for our services, if we experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay and other patients may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. The principal collection risks for our accounts receivable include uninsured patient accounts and to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding. The amount of our provision for doubtful accounts is based upon our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators. If we continue to experience significant levels of uninsured and underinsured patients, and bad debt expenses, our results of operations could be negatively impacted.

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

Decreases in the number of HMO enrollees using our Medical Group networks could reduce our profitability and inhibit future growth.

        During recent periods, the number of HMO enrollees using our physician networks has declined (exclusive of increases resulting from our managed contracts), and management currently anticipates that this trend will continue. The profitability and growth of our business depends largely on the number of HMO members who use our physician networks. We seek to maintain and increase the number of HMO enrollees using our physician networks by partnering with HMOs with which our affiliated physician organizations have contracts. If we are not successful, we may not be able to maintain or achieve profitability. For the years ended September 30, 2010 and 2009, our Medical Group segment saw a decrease in the number of HMO enrollees, using our physician networks of approximately 10,300 and 12,000, respectively. Estimated revenue reductions associated with the enrollment decreases for those periods were approximately $3,200,000 and $4,200,000, respectively. These fiscal year estimates assume that enrollment decreased ratably during the indicated periods and, as such, represent approximately 50% of the lost revenue that will be experienced in subsequent periods, when the enrollment decline is in effect for the whole period.

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

        We are particularly at risk with respect to the potential loss or renewal on less favorable terms of contracts that we have with five of these HMOs due to the concentration of revenue with these HMOs—Plan A, Plan B, Plan C, Plan D, and Plan E. For the fiscal year ended September 30, 2010, contracts with our five largest HMOs accounted for approximately 67% of our enrollment and approximately $144,599,000, or 72% of our total capitation revenue. The loss of contracts with any one of these HMOs could significantly reduce our revenues and profitability.

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

        HMOs often insist on withholding negotiated amounts from professional capitation payments, which the HMOs are permitted to retain, in order to cover our share of any risk-sharing deficits; and hospitals may demand cash settlements of risk-sharing deficits as a "quid pro quo" for joining in these arrangements. Net risk-pool deficits were approximately $3,808,000 and $6,217,000, for the fiscal years ended September 30, 2010 and 2009, respectively.

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

        At certain times in our history, we have not had adequate cash resources to retire one hundred percent of our incurred but not reported ("IBNR") medical claims. As of September 30, 2010 and 2009, we had sufficient cash to fully retire our estimated accrued medical claims and other healthcare costs payable of approximately $14,852,000 and $16,824,000, respectively.

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

        In fiscal 2010 and 2009, we received approximately $4,000,000 and $4,300,000, respectively, in incremental Risk Adjustment revenue, which was recorded in the respective fiscal fourth quarter. This adjustment became known, and was recorded, in the fiscal fourth quarter, even though the majority of the adjustment related to earlier periods.

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

        Although our affiliated physician organizations do not directly contract with CMS, during the fiscal years ended September 30, 2010 and 2009, our affiliated physician organizations received approximately $89,736,000 and $89,649,000 or 48% and 46%, respectively, of capitation revenues from HMOs related to contracts with Medicare, Medi-Cal and other government-sponsored health care programs. Consequently, any change in the regulations, policies, practices, interpretations or statutes adversely affecting payments made to HMOs under these government-sponsored health care programs could reduce our profitability. The recent California budget included reductions in funding for the Medi-Cal mental health managed care program, which could potentially reduce revenues for our hospital in Van Nuys. California continues to explore further reforms to payments to Medi-Cal managed care plans in light of California's ongoing budget crises.

        The State of California enacted legislation in 2008 concerning the amount of payments to providers, including hospitals, for services furnished to Medi-Cal recipients enrolled in managed care plans with which the provider does not have a contract. Our hospitals furnish such services. Under the legislation, payments are limited to the regional average rate under Medi-Cal fee-for-service contracts for emergency services and 95% of this rate for post-stabilization services. These payment limits could adversely affect our hospitals' revenues.

If any of our hospitals lose their Joint Commission and CMS accreditation, such hospitals could become ineligible to receive reimbursement under Medicare or Medi-Cal.

        Our hospitals are accredited, meaning that they are properly licensed under appropriate State laws and regulations, certified under the Medicare program and accredited by the Joint Commission

(formerly known as the Joint Commission on Accreditation of Healthcare Organizations) and CMS Healthcare, Inc. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medi-Cal programs. We believe that all of our healthcare facilities are in material compliance with applicable federal, state, local and independent review body regulations and standards. However, should any of our healthcare facilities lose their accredited status and thereby lose certification under the Medicare or Medi-Cal programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed. Because the requirements for accreditation are subject to modification, it may be necessary for us to effect changes in our facilities, equipment, personnel and services in order to maintain accreditation. Such changes could be expensive and could harm our results of operations.

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

        As part of the bankruptcy plan of reorganization for Brotman, replacement financing was secured from JHA West 16, LLC and JHA East 7, LLC, affiliates of the Los Angeles Jewish Home for the Aging (collectively, "JHA"), and exit financing was secured through Gemino Healthcare Finance, LLC ("Gemino"). The JHA transaction was comprised of two term debt components, a $16,000,000 tranche secured by assets on the west side of the Brotman campus commonly referred to as "Delmas West" and a $6,250,000 tranche on the main hospital pavilion on the east side of the property. The $16,000,000 tranche contains an option for JHA to acquire the Delmas West parcel, where JHA plans to construct a senior living facility, for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. In connection with JHA's exercise of its option to purchase the Delmas West parcel, Brotman will have to relocate its emergency room facilities and other related ancillary services to the main hospital pavilion on the east side of the property. Such relocation could take up to four years, could involve assistance from the City of Culver City in connection with the possible acquisition of a contiguous property, could cost an estimated $20,000,000 to $25,000,000, which might require additional debt, and could disrupt operations during periods of construction.

        The JHA West loan is due on April 14, 2011. Brotman has had discussions with JHA regarding an extension of this loan, but has not yet reached any agreement with JHA regarding an extension. If Brotman is unable to extend or refinance this loan, it may default on such loan. Any default on the loan may have a material adverse effect on Brotman's business and financial condition, and may adversely affect its ability to continue its business as a going concern. Such default, may also have a material adverse effect on the consolidated financial position and results of the Company.

Hospital operations are capital intensive and could prove to be a drain on cash.

        Operating a hospital requires a significant continual investment in capital assets, particularly in hospital machinery and equipment. Due to obsolescence and heavy usage, hospital capital assets may require more frequent replacement, and at a higher cost relative to that in an independent physician association ("IPA"). With additional acquisitions of hospitals and expansion of our existing facilities, some of which are operating near capacity, the capital investment required to maintain hospital operations at an optimal level could be significant.

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

The acquisition of hospitals and subsequent integration with our Medical Group business may prove to be difficult and may outweigh the anticipated benefits of a hospital-Medical Group combination.

        Our core business has historically been that of a healthcare management services company that manages independent physician associations providing healthcare services to HMO enrollees. In continuing to diversify acquisition targets beyond our Medical Group business, we will be facing a myriad of unique operational, financial and regulatory issues in a hospital environment that could prove to be a drain on existing resources, and be a significant distraction from other initiatives facing us. For instance, hospital revenue from Medicare, Medi-Cal and other third parties are tentative in nature and subject to audits by third-party fiscal intermediaries. In addition, acquiring, developing and integrating facilities may involve significant cash expenditures, expenses and unforeseen liabilities that could have a material adverse effect on our financial condition and results of operation. Finally, changing legislation on the funding and recognition of hospital revenues could negatively impact financial performance and cause earnings decreases. Moreover, in recent years Congress has enacted legislation regarding DSH payments revisiting the program's intent and methodologies for calculating payments to hospitals. There have recently been other initiatives proposed to reduce the overall funding of Medicare and Medi-Cal programs, coupled with increased regulation on the disbursement methodology for such funds. Unfavorable outcomes on such legislation could cause a reduction in revenues generated as compared to prior years.

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

        Our Hollywood Community Hospital has a collective bargaining agreement with the Service Employees International Union ("SEIU") involving a small portion of the hospital staff. This agreement, which expires May 9, 2011, specifies employee benefits for those represented by the collective bargaining agreement, including compensation rates, hours of work, overtime, vacation, holiday, sick, and health and retirement benefits. In addition, Brotman has two unions—the SEIU and CNA—covering approximately 78% of the hospital employees. Unsuccessful negotiations between hospital officials and union representatives could have an unfavorable impact on day-to-day operations of that hospital and any increased costs that we are required to pay pursuant to a new collective bargaining agreement could materially and adversely affect our results of operations.

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

        While we exercise control over the ownership of the stock in our affiliated Medical Groups through assignable option agreements, the options are not exercisable by us or by any non-professional organization, and neither we nor our subsidiaries directly own the stock in our affiliated Medical Groups. Rather, we have the right to designate the physician who will purchase the capital stock of our affiliated physician organizations. We and our subsidiaries do not employ physicians to provide medical services, exert control over medical decision-making or represent to the public that we offer medical services. Our subsidiaries have entered into management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services.

        Nevertheless, it is possible that the California Medical Board, a different regulatory agency or a court could determine that the assignable option agreements, either independently or coupled with the management services agreements, confer impermissible control over the business and/or medical operations of the affiliated physician groups or their participating physicians, that the management fee results in profit sharing or that we are the beneficial owner of the Medical Groups' stock in violation of the corporate practice of medicine doctrine. If there were a determination that the assignable options and/or management services agreements constituted a corporate practice of medicine violation, these arrangements could be deemed invalid, potentially resulting in a loss of our Medical Group revenues and we, as well as the shareholder nominee, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine. This could also force a restructuring of our Medical Group management arrangements, including possible revisions of the management services agreements, which might include a modification of the management fee or elimination of any portion of the fee tied to Medical Group profits, and/or establishing an alternative structure, such as obtaining a Knox-Keene license which would permit us to operate a physician network without being subject to the corporate practice of medicine prohibition.

There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on our operations and financial results.

If our assignable option agreements with our physician shareholder nominee of our affiliated physician organizations are deemed invalid under California or federal law, are terminated as a result of changes in California law or application of Financial Accounting Standards Board policies, it would impact our consolidation of our affiliated physician organizations and total revenues.

        Our financial statements are consolidated and include the accounts of the Company and all majority owned subsidiaries and controlled Medical Group entities, which control is effectuated through the existence of a call option under which we have the ability to require the holders of all of the voting common stock of the underlying entities to sell their shares at a fixed nominal price ($1,000) to another designated physician chosen by us. All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. In the event of a change in FASB interpretations, a determination by a regulatory agency or a court that the assignable option agreements or the Company's management relationships with its affiliated Medical Groups are not valid or if there were a change in California or federal law, we may be forced to no longer consolidate the revenues of our affiliated physician organizations. See "Business Description—Health Care Regulation—Corporate Practice of Medicine and Professional Licenses."

In the event our physician shareholder nominee under the assignable option agreements was to file a personal bankruptcy, we may need court approval to replace such physician nominee under such option agreements.

        Under our assignable option agreements with our physician shareholder nominee, we can replace at any time our physician shareholder nominee for consideration of $1,000. In the event our physician shareholder nominee was to file a personal bankruptcy, we may need court approval to replace such physician nominee under the option agreements, which may require a significant amount of time, may require payment of an amount much greater than the normal consideration in the option agreements or may not be given by the bankruptcy court. To the extent we are unable to nominate the physician shareholder, we may lose a certain degree of control over our Medical Groups. In addition, in the event of the bankruptcy of the sole physician shareholder, our stockholders and creditors could experience delays in recovering the value of the IPA-related collateral held by such physician shareholder or could lose the value of these assets entirely.

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

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

        The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 ("Health Care Reform Legislation") was signed into law in March 2010. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Care Reform Legislation due to the law's complexity and current lack of implementing regulations or interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Health Care Reform Legislation that expand insurance coverage will not become effective until 2014 or later. It is also possible that implementation of these and other provisions could be delayed or even blocked due to court challenges, and there may be efforts to repeal or amend the law. In addition, the Health Care Reform Legislation will result in increased legislative and regulatory changes in the State of California, which we are unable to predict at this time, in order for California to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities.

        The Health Care Reform Legislation contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including reductions in Medicare market basket updates and Medicare and Medicaid disproportionate share funding. A significant portion of both our patient volumes and, as a result, our revenues is derived from government health care programs, principally Medicare and Medi-Cal. Reductions to our reimbursement under the Medicare and Medi-Cal programs by the Health Care Reform Legislation could adversely affect our business and results of operations, to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

        Because of the many variables involved, we are unable to predict the net effect on us of the reductions in Medicare and Medi-Cal spending, the expected increases in revenues from providing care to previously uninsured individuals, and numerous other provisions in the law that may affect us. In addition to the Health Care Reform Legislation and any changes thereto, we remain subject to other legislative or regulatory changes that may take place at the federal or state level. See also "Future reforms in healthcare legislation and regulation could reduce our revenues and profitability," below.

Future reforms in healthcare legislation and regulation could reduce our revenues and profitability.

        In addition to the Health Care Reform Legislation and any subsequent changes in such legislation, President Obama and Congress may consider other proposals for healthcare reform.

        Additional changes to the public health care system or the Medi-Cal and/or Medicare programs may impact our profitability. For example, a significant percentage of our revenue is based on payments received from Medicare Advantage plans. As a result, any future changes to the Medicare Advantage program may significantly affect the amounts of payment we receive for services that our providers render. Changes to the current system also may increase our administrative costs, particularly during the transition from the current payment model to the new system. Any other changes to the payment system to hospitals, such as tying payment to patient quality of care or bundling payments to hospitals to cover the costs of treating patients during and immediately after their admission, may impact our receipt of payments.

        In addition to the Health Care Reform Legislation, numerous other legislative initiatives have been introduced or proposed in recent years that would also result in major changes in the healthcare delivery system on a national or a state level. Among the other proposals that have been introduced are California healthcare coverage for the uninsured and price controls on hospitals. The State of California has also recently adopted AB 1383 which significantly changes the Medi-Cal reimbursement system for hospitals. AB 1383 provides for fee assessments on hospitals relating to Medicaid services performed over the period April 1, 2009 through December 31, 2010 that together with federal matching funds is used to fund supplemental payments to hospitals. It is possible that the State of California will propose legislation similar to AB 1383 that will take effect after December 31, 2010. Such a proposal, like AB 1383, could also include a fee or tax that together with federal matching funds could be used to fund supplemental payments to hospitals, and could result in lowered revenue at our hospital. Further, the State of California is considering various other changes to the Medi-Cal program including seeking a federal waiver to implement widespread changes that could have a significant adverse effect on our hospital's Medi-Cal revenue.

        Additionally, the State of California has recently enacted legislation affecting reimbursement for inpatient hospital services under Medi-Cal which (a) provides that, effective July 1, 2010, Medi-Cal payment rates shall be no higher than the rates in effect on January 1, 2010, (b) requires the California Department of Health Care Services to develop a prospective payment system based on diagnosis-related groups by June 30, 2014, and (c) requires that the payments made to hospitals for services furnished on and after July 1, 2010 will be reconciled to the amount computed to be due for such services under the new prospective payment system once that system is developed. These changes could have a significant adverse effect on our hospitals' Medi-Cal revenue.

        We cannot predict whether changes will be made to the Healthcare Reform legislation or any of the proposals listed above or any other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations. The costs of implementing some of these proposals could be financed, in part, by reductions in the payments made to healthcare providers under Medicare, Medi-Cal, and other government programs. Future legislation, regulations, interpretations, or other changes to the healthcare system could reduce our revenues and profitability.

Recently enacted legislation may require us to spend significant capital on an electronic health record system to benefit from Medicare financial incentives and avoid financial and other penalties.

        President Obama's desire to encourage the adoption of new health information technology has resulted in the enactment under the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act") of a system of incentives and disincentives for hospitals and non-hospital based physicians to purchase and use electronic health record technology. Beginning in fiscal year 2011 for hospitals and calendar year 2011 for non-hospital based physicians, the HITECH Act provides financial incentives for "meaningful" EHR users of "certified" electronic health record ("EHR") technology. To be a meaningful EHR user, hospitals and non-hospital based physicians must use certified EHR technology to meet use objectives and measures specified by the Centers for Medicare and Medicaid Services in the final rule implementing the meaningful use incentive program. Meeting the specified criteria for meaningful use may prove difficult for many providers even after they have installed certified EHR technology. Hospitals and non-hospital based physicians who become "meaningful" EHR users over the next two to three years will maximize their incentive payments under Medicare and Medicaid. Hospitals and non-hospital based physicians who are not meaningful EHR users before 2015 will have no opportunity to receive meaningful use incentive payments. The HITECH Act phases down incentive payments significantly starting in 2014, and no incentive payments will be made after 2016. Instead, from 2017-2020, Medicare hospitals and non-hospital based physicians who do not make meaningful use of EHR technology will be penalized a percentage of their Medicare reimbursements. It is possible that any participation in the Medicare and Medicaid programs after 2020 may require meaningful use of certified EHR technology. We have recently entered into contracts with third party vendors that are intended to provide us with the technology and services required to (i) comply with the HITECH Act, (ii) achieve meaningful use of EHR technology prior to 2013, and (iii) receive the HITECH Act's Medicare incentive payments. We will have to expend considerable money and administrative resources under this contract to implement EHR technology. We may be unable even after the implementation of the EHR technology to meet, either initially or on an on-going basis, the meaningful use criteria required to receive the HITECH Act's Medicare incentive payments, avoid future penalties and, perhaps, even to continue to participate in the Medicare and Medicaid programs. There can be no assurance that the Company will have sufficient financial and administrative resources and operational expertise and commitment to comply with the meaningful use criteria to benefit from the financial incentives and avoid financial and other penalties.

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

        In a case where an organization is not in compliance with any of the above criteria, the organization would be required to describe in the report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance. Further, under these regulations, the DMHC will make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event our affiliated physician organizations are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, we could be subject to sanction, or limitations on, or removal of, our ability to do business in this segment in California. Our affiliated physician organizations had a cash-to-claims ratio at September 30, 2010 of 3.50, which was significantly in excess of the minimum DMHC requirement. We also significantly exceeded the DMHC's tangible net equity and minimum working capital requirements.

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

        Recently, the U.S. economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medi-Cal and similar programs, which represent significant payor sources for our hospitals and Medical Groups. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergent healthcare procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

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

        We have developed sophisticated management information systems that process and monitor patient case management and utilization of physician, hospital and ancillary services, claims receipt and claims payments, patient eligibility and other operational data required by management. These systems require ongoing modifications, improvements or replacements as we expand and as new technologies become available. We have a centralized business office ("CBO") currently located in Bellflower, California to meet the management information systems needs of our four Alta hospitals. Although Brotman currently outsources all of its information technology and management information systems needs, we currently plan to integrate Brotman into our CBO in the Spring of 2011. This transition may result in substantial cost and disrupt operations. Full integration of Brotman into our CBO may take up to 24 months, or it may not even be possible.

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

        As of September 30, 2010, goodwill totaled approximately $153,250,000 and other intangible assets totaled approximately $42,159,000 for a combined total of $195,409,000, representing approximately

51% of our total assets. Of these amounts, approximately $24,373,000 was attributable to goodwill and approximately $2,784,000 was attributable to identifiable intangible assets recorded in connection with the Brotman Acquisition.

        Under U.S. generally accepted accounting principles ("GAAP"), we are required to evaluate the carrying value of goodwill and indefinite life intangible assets for impairment at least on an annual basis, or more frequently if certain indicators are encountered. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, making the second step of the impairment test unnecessary.

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

The financial statements of Brotman are being presented on a standalone basis and is expected to include a Going Concern emphasis paragraph

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

  •
  failure to meet covenants or requirements under our loan agreements which could impact our liquidity and ability to make future acquisitions,

  •
  the fact that Brotman has a history of losses and defaults under indebtedness owed to its creditors and its ability to return to profitability is subject to its management's ability to revise and implement the turnaround plans and to generate sufficient cash from operations to meet its obligations.;

  •
  Recently issued accounting standards, not required for adoption as of September 30, 2010, are currently being monitored and reviewed for any potential impacts to the Company; and

  •
  risks that the merger disrupts our current plans and operations and the potential difficulties in employee retention as a result of the transaction;

  •
  our ongoing business and management's attention may be disrupted or debated by transition or integration issues; and

  •
  the merger has and may result in litigation.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own or control through our subsidiaries, Alta Hospitals System, LLC and Prospect Hospital Advisory Services, Inc., the following real property:

Entity	Location	Description
Hollywood Community Hospital	6245 De Longpre Ave. Los Angeles, CA 90028 and 6228 Leland Way Los Angeles, CA 90028	Hospital with 100 licensed beds with 49,152 square feet of improvements situated on 1.88 acres of land.
Los Angeles Community Hospital	4081 East Olympic Blvd. Los Angeles, CA 90023	Hospital with 130 licensed beds with 64,024 square feet of improvements situated on 2.01 acres of land.
Los Angeles Community Hospital	4057/4059 East Olympic Blvd. Los Angeles, CA 90023	Hospital clinic with 5,520 square feet of improvements.
Norwalk Community Hospital	13222 Bloomfield Ave. Norwalk, CA 90650	Hospital with 50 licensed beds with 23,530 square feet of improvements situated on 1.88 acres of land.
Van Nuys Community Hospital	14433 Emelita St. Van Nuys, CA 91401	Psychiatric hospital with 59 licensed beds with 34,192 square feet of improvements situated on 1.86 acres of land.
Brotman Medical Center	3828 Delmas Terrace Culver City, CA 90232	Hospital Pavilion with 420 licensed beds with 44,301 square feet of improvements.
Brotman Medical Center	3847 Delmas Terrace Culver City, CA 90232	Hospital Tower with 14,497 square feet of improvements.
Brotman Medical Center	3828 Hughes Avenue Culver City, CA 90232	Outpatient and hospital support facilities with 39,000 square feet of improvements.
Brotman Medical Center	3817 Watseka Avenue Culver City, CA 90232	Plant operations building with 3,957 square feet of improvements.

        In addition, we, or our affiliated physician organizations, currently lease space for administrative and medical offices, some of which is shared space, as follows:

Medical or Independent Practice Association Offices

Entity	Location	Purpose	Lease Term; Renewal	Current Monthly Rent
Prospect Medical Group(1)	Santa Ana, CA	Shares space with Prospect Medical Systems	5 years; 2010	$47,518

 Administrative Offices

Entity	Location	Purpose	Lease Term; Renewal	Current Monthly Rent
Prospect Medical Holdings(3)	Los Angeles, CA	Shares office space with Alta Hospitals System LLC	7 years; 2015	$27,114
Prospect Medical Holdings(5)	Culver City, CA	Office space	2 yrs, 4 mos; 2012	$6,000
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	3 years; 2013	$33,293
Prospect Medical Systems(2)	Santa Ana, CA	Shares space with Prospect Medical Group	5 years; 2011	$17,200
ProMed Health Care Administrators, Inc.	Ontario, CA	Office space shared with Pomona Valley Medical Group and Upland Medical Group	10 years; 2014	$42,723
ProMed Health Care Administrators, Inc.	Ontario, CA	Storage Space	Month-to-month	$1,210
Alta Hospitals System, LLC(3)	Los Angeles, CA	Shares office space with Prospect Medical Holdings	7 years; 2015	$27,114
Alta Hospitals System, LLC(6)	Norwalk, CA	Office space	7 years; 2017	$26,003
Alta Hospitals System, LLC(6)	Bellflower, CA	Office space	2011	$13,352
Norwalk Community Hospital	Norwalk, CA	Medical office space	5 years; 2014	$1,010
Hollywood Community Hospital	Hollywood, CA	Administrative office space	2 years; 2011	$3,250
Brotman Medical Center	Culver City, CA	Medical office space	6 years; 2012	$6,498
Brotman Medical Center(4),(6)	Culver City, CA	Office space	2011	$9,097
Brotman Medical Center	Culver City, CA	Medical office space	10 years; 2019	$9,295

(1)
Prospect Medical Group includes all affiliated physician organizations that are wholly-owned subsidiaries of Prospect Medical Group.

(2)
On June 30, 2010, Prospect Medical Systems executed an amended and restated office lease that provides for an additional three year lease term and a rent decrease to its current monthly rate of $33,293.

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

(4)
Brotman recently extended its lease agreement with Washington Mutual Bank until February 28, 2011. Thereafter, this office will be consolidated with Alta as described in (6) below.

(5)
Prospect Medical Holdings, Inc. executed a sublease agreement effective March 31, 2010 which replaced another sublease after its tenant vacated. The current sublease extends for the remainder of the original lease. The monthly sublease payments are approximately $3,589.

(6)
On August 26, 2010, Alta Hospitals System, LLC executed a lease for approximately 14,691 square feet of office space. The space will house Alta's central business office ("CBO") and will replace the office lease in

  Bellflower, California, which will soon expire. Additionally, the Brotman CBO will be moved to this new space upon the expiration of its lease per (4) above.

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

Item 4.    Removed and Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Common Stock.    Beginning on September 30, 2009, our common stock, par value $0.01 per share, commenced listing on the NASDAQ Global Market under the symbol "PZZ" and we voluntarily ceased its trading on the NYSE Amex (formerly the American Stock Exchange) where it had begun trading on May 11, 2005. Following the Ivy Merger described under Item 1, our common stock is no longer listed on the NASDAQ Global Market.

        The following table sets forth the quarterly high and low sales prices for our common stock for the last two completed fiscal years.

Date Range	High Sales Price	Low Sales Price
2009
First Quarter	$3.00	$1.00
Second Quarter	$2.64	$1.45
Third Quarter	$5.00	$1.23
Fourth Quarter	$4.69	$3.54
2010
First Quarter	$4.50	$2.80
Second Quarter	$6.95	$4.16
Third Quarter	$7.64	$4.02
Fourth Quarter	$8.81	$5.81

        As of December 15, 2010, following the completion of the Ivy Merger, 100 shares of our common stock were outstanding, all of which are owned by Ivy Intermediate Holding Inc., which is a wholly owned subsidiary of Ivy Holdings Inc.

        Dividends.    We have not paid any cash dividends on our common stock in the past and do not plan to do so in the near future. Under our new credit facilities, we are allowed to make dividend payments, provided that the aggregate amount of such payments do not exceed 50% of our consolidated net income (as defined in the credit agreements) and so long as no default has occurred.

        Equity Compensation Plan Information.    See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding securities that were authorized for issuance under our equity compensation plans as of September 30, 2010. As a result of the Ivy Merger, we no longer have any securities authorized for issuance under our equity compensation plans..

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Prior to the acquisition of Alta and Brotman, our organization was focused solely on providing management services to affiliated physician organizations that operate as Independent Physician Associations ("Medical Groups"). With the acquisition of Alta and Brotman, we now own and operate five hospitals in Southern California and our operations are organized into three reporting segments: Hospital Services, Medical Group and Corporate. The Hospital Services segment includes the results of operations and financial position of Brotman beginning April 14, 2009.

Hospital Services Segment

        We own and operate five hospitals in Los Angeles County, all accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or DNV Healthcare, Inc., with a total of 759 licensed beds served by 746 on-staff physicians at September 30, 2010. Alta owns (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation, dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the "Acquisition Date"), the Company increased its existing approximately 33% ownership stake in Brotman, to approximately 72% via an investment of approximately $2,500,000 in cash, thereby obtaining a controlling interest. Effective November 15, 2010, Brotman completed a $3,750,000 rights offering, wherein we participated in the amount of approximately $3,065,000, increasing our ownership to approximately 78%. Brotman owns and operates Brotman Medical Center, located in Culver City, California.

        Operating revenue of our Hospital Services segment consists primarily of payments for services rendered, including estimated retroactive adjustments under reimbursement arrangements with third party payors. In some cases, reimbursement is based on formulas and reimbursable amounts are not considered final until cost reports are filed and audited or otherwise settled by the various programs. We accrue for amounts that we believe will ultimately be due to or from Medicare and other third party payors and report such amounts as net patient revenues in the accompanying unaudited consolidated financial statements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. A summary of the payment arrangements with major third party payers follows:

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

        The State of California has enacted Assembly Bill 1653 ("AB1383") to provide one-time supplemental payments to certain medical facilities such as the hospitals owned and operated by our subsidiaries that serve a disproportionate share of indigent and low-income patients. AB 1383, however, could not be implemented until recently when it was approved by the Centers for Medicare and Medicaid Services ("CMS"). As implemented, AB 1383 requires participating hospitals to pay fee assessments into a pool of funds to which the federal government will contribute matching funds. These funds, including the federal matching funds, will then be distributed to qualifying hospitals based on a prescribed formula relating to Medicaid services performed over the period April 1, 2009 through December 31, 2010. Depending on the formula for determining the fees assessed on participating hospitals and the separate formula for determining the supplemental payments to qualifying hospitals, some participating hospitals will be "net" payors under the program and others will be "net" beneficiaries under the program. We have not previously recognized any fees or payments under AB 1383 in our financial statements, since there was no assurance that CMS would approve this program or when or how the program would be implemented. The AB 1383 program is scheduled to expire on December 31, 2010.

        Operating expenses of our Hospital Services segment generally consist of salaries, benefits and other compensation paid to healthcare professionals that are employees of our hospitals, medical supplies, consultant and professional services, and provision for doubtful accounts.

        General and administrative expenses ("G&A") of our Hospital Services segment generally consists of salaries, benefits and other compensation for our hospital administrative employees, insurance, rent, operating supplies, legal, accounting and marketing.

Hospital Services Results of Operations

        The following table sets forth the results of operations for our Hospital Services segment and is used in the discussion below for the fiscal years ended September 30, 2010 and 2009 (in thousands).

	September 30,
	2010	2009	Increase (Decrease)%
Net Hospital Services revenues:
Medicare	$149,323	$99,180	$50,143	50.6%
Medi-Cal	74,022	74,174	(152)	(0.2)%
Managed care	47,602	27,096	20,506	75.7%
Self pay	5,349	3,363	1,986	59.1%
Other	2,783	1,691	1,092	64.6%

Total Hospital Services revenues	279,079	205,504	73,575	35.8%

Hospital Services operating expenses:
Salaries, wages and benefits	126,052	94,547	31,505	33.3%
Supplies	20,800	16,531	4,269	25.8%
Provision for doubtful accounts	29,969	17,715	12,254	69.2%
Other operating expenses	30,085	17,556	12,529	71.4%

Total Hospital Services operating expenses	206,906	146,349	60,557	41.4%

General and administrative	20,704	18,154	2,550	14.0%
Depreciation and amortization	4,929	4,301	628	14.6%

Total non-medical expenses	25,633	22,455	3,178	14.2%

Operating income	$46,540	$36,700	$9,840	26.8%

        The following table sets forth selected operating items, expressed as a percentage of total net Hospital Services revenue for the fiscal years ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Net Hospital Services revenues:
Medicare	53.5%	48.3%
Medi-Cal	26.5%	36.1%
Managed care	17.1%	13.2%
Self pay	1.9%	1.6%
Other	1.0%	0.8%

Total Hospital Services revenues	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	45.2%	46.0%
Supplies	7.5%	8.0%
Provision for doubtful accounts	10.7%	8.6%
Other operating expenses	10.8%	8.5%

Total Hospital Services operating expenses	74.1%	71.2%

General and administrative	7.4%	8.8%
Depreciation and amortization	1.8%	2.1%

Total non-medical expenses	9.2%	10.9%

Operating income	16.7%	17.9%

        The following table shows certain selected historical operating statistics for our hospitals for the fiscal years ended September 30, 2010 and 2009:

	September 30,
	2010	2009	Increase (Decrease)
Net inpatient revenues (in thousands)(1)	$245,488	$186,900	31.3%
Net outpatient revenues (in thousands)(1)	$30,809	$16,913	82.2%
Other services revenues (in thousands)	$2,782	$1,691	64.5%
Number of hospitals at end of period	5	5	0.0%
Licensed beds at end of the period	759	759	0.0%
Average licensed beds	759	759	0.0%
Average available beds	616	616	0.0%
Admissions(2)	23,405	18,573	26.0%
Adjusted patient admissions(3)	26,342	20,098	11.0%
Net inpatient revenue per admission	$10,489	$10,063	4.2%
Patient days	149,864	124,004	20.9%
Adjusted patient days	169,327	135,228	25.2%
Average length of patients' stay (days)	6.4	6.2	3.3%
Net inpatient revenue per patient day	$1,638	$1,507	8.7%
Outpatient visits	52,626	34,999	50.4%
Net outpatient revenue per visit	$585	$483	21.1%
Occupancy rate for licensed beds(4)	54.0%	52.7%	2.4%
Occupancy rate for available beds(4)	66.5%	64.9%	2.4%

(1)
Net inpatient revenues for the fiscal years ended September 30, 2010 and 2009 included self-pay revenues of approximately $4,539,000 and $3,071,000, respectively. Net outpatient revenues for the fiscal years ended September 30, 2010 and 2009 included self-pay revenues of approximately $810,000 and $346,000, respectively.

(2)
Charity care admissions represented 2.3% and 0.7% of total admissions for the fiscal years ended September 30, 2010 and 2009, respectively. Based on our hospitals' gross charge rates, revenues foregone under the charity policy, including indigent accounts, were approximately $2,977,000 and $4,600,000 for the years ended September 30, 2010 and 2009, respectively.

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

(5)
The fiscal year ended September 30, 2009 included only 169 days of Brotman operating results, as the Company acquired a majority stake in, and began consolidating, Brotman, effective April 14, 2009.

  Net Hospital Services Revenues

        Net Hospital Services revenues increased $73,575,000 to approximately $279,079,000 for fiscal year 2010, from approximately $205,504,000 for fiscal year 2009. Included in Net Hospital Services revenues in fiscal year 2010 period was capitation revenue of approximately $5,965,000 earned under the

Capitation Arrangement. Excluding revenue earned under the Capitation Arrangement for fiscal year 2010, net Alta Hospital Services revenues increased 3.4%. This increase was primarily attributable to increased inpatient Medicare admissions and increased outpatient visits, offset by decreased Medi-Cal inpatient days. The increase in inpatient admissions, on a same-store basis (i.e. hospitals owned throughout both periods), reflects the successful marketing effort in the targeted Medicare service lines, while the increase in outpatient visits was attributable primarily to increased outpatient and emergency room visits as a result of the economic slowdown.

  Salaries, Wages and Benefits

        Salaries, Wages and Benefits ("SWB"), as a percentage of net Hospital Services revenues decreased 1.7% to 45.2% for fiscal year 2010, as compared to 46.0% for fiscal year 2009. This decrease was attributable primarily to decreased patient days, decreased length of patient stays, and efficiencies gained in our hospitals. On a same-store basis, SWB, as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, decreased 0.8% to 43.9% for fiscal year 2010, as compared to 44.2% for fiscal year 2009. This decrease in same-store SWB expense as a percent of revenue was primarily the result of a decrease in same-store patient days, decreased length of patient stays, and improved efficiencies, offset by increased labor expense due to inflation, merit increases and higher health benefit costs.

  Supplies

        Supplies, as a percentage of net Hospital Services revenues, decreased 6.3% to 7.5% for fiscal year 2010, as compared to 8.0% for fiscal year 2009. On a same-store basis, supplies as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, decreased 12.6% to 5.3% for fiscal year 2010, as compared to 6.1% for fiscal year 2009. The decrease was primarily the result of decreases in same-store patient days and length of stays, efficiencies and outsourcing of our sub-acute pharmacy.

  Provision for Doubtful Accounts

        Provision for doubtful accounts, as a percentage of net Hospital Services revenues, increased 24.4% to 10.7% for fiscal year 2010, compared to 8.6% for fiscal year 2009. This increase is primarily attributable to the current year inclusion of Brotman for the full year. Brotman has historically had a higher percentage of self-pay patients, which is a patient category most impacted by current economic conditions. On a same-store basis, provision for doubtful accounts as a percentage of net Alta Hospital Services revenues, net of revenue earned under the Capitation Arrangement, increased 17.9% to 6.5% for fiscal year 2010, as compared to 5.5% for fiscal year 2009. The provision for doubtful accounts relates principally to self-pay amounts due from patients and commercial managed care amounts. The fluctuation was due to increased self-pay outpatient visits and also the impact of current economic conditions on individuals' ability to pay.

  Other Operating Expenses

        Other operating expenses, as a percentage of net Hospital Services revenues, increased 27.1% to 10.8% for fiscal year 2010, as compared to 8.5% for fiscal year, 2009. Included in other operating expenses in fiscal year 2010 were claims expenses of approximately $6,049,000 incurred under the Capitation Arrangement. On a same-store basis, other operating expenses as a percentage of net Alta Hospital Services revenues, adjusted for the effect of the Capitation Arrangement, decreased 16.1% to 5.6% for fiscal year 2010, as compared to 6.7% for fiscal year 2009. This decrease was due primarily to the reduction of registry costs, in line with decreased patient days, decreased length of patient stays and decreased contract labor costs as a result of the conversion of certain hospital personnel from contracted to salaried basis, offset by an increase in lease and rental expenses in fiscal year 2010 due to an unusually large amount of vendor credits recorded in fiscal year 2009.

  General and Administrative

        G&A consist primarily of utilities, insurance, purchased services and property taxes. G&A were $20,704,000 for fiscal year, 2010, or 7.4% of net Hospital Services revenue, compared to $18,154,000 for fiscal year 2009, or 8.8% of net Hospital Services revenue. On a same-store basis, G&A, as a percentage of net Alta Hospital Service revenues, net of revenue earned under the Capitation Arrangement, decreased 10.3% to 8.6% for fiscal year 2010, as compared to 9.6% for fiscal year 2009. This decrease was due primarily to the favorable effects of renegotiated malpractice and workers' compensation insurance premiums.

  Depreciation and Amortization

        Depreciation and amortization expense increased 14.6% in fiscal year 2010 to $4,929,000 compared to $4,301,000 in fiscal year 2009, primarily relates to Brotman. On a same-store basis, depreciation and amortization expenses as a percentage of Alta's net Hospital Services revenues, net of revenue earned under the Capitation Arrangement, for fiscal year 2010 remained consistent at 2.6% compared to fiscal year 2009. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $1,417,000 and $1,333,000 in fiscal year 2010 and 2009, respectively.

  Operating Income

        Our Hospital Services segment reported operating income of approximately $46,540,000 and $36,700,000 for fiscal year 2010 and 2009, respectively. This increase was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Medical Group Segment

        The Medical Group segment provides management services to affiliated physician organizations that operate as independent physician associations ("Medical Groups"). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The Medical Groups contract with primary care and specialist physicians and other healthcare providers to provide enrollees with all necessary medical services.

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

        Our management subsidiaries currently provide management services to ten affiliated physician organizations, which include PMG, Nuestra Familia Medical Group, Inc. ("Nuestra"), eight other affiliated physician organizations that PMG owns or controls, and one affiliated physician organization (AMVI/Prospect Health Network) that is an unconsolidated joint venture in which PMG owns a 50% interest. PMG, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations, except Nuestra. Both PMG and Nuestra are owned by our physician shareholder nominee, Dr. Arthur Lipper, and controlled through assignable option agreements and management services agreements (see Note 6 to the consolidated financial statements). While PMG is itself an affiliated physician organization that performs the same business in its own service area as all of our other affiliated physician organizations do in theirs, PMG also serves as a holding company for our other affiliated physician organizations.

        The affiliated physician organizations provided medical services to a combined total of approximately 177,000 HMO enrollees as of September 30, 2010, including approximately 20,000 enrollees that we manage for the economic benefit of two independent third parties, and for which we earn management fee income.

        As of September 30, 2010, our Medical Groups have contracts with approximately 15 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

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

        Medical Group revenues also included incentive payments from HMOs under "pay-for-performance" programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not maintain the information necessary to independently and reliably estimate these amounts.

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

        As discussed in Note 6 to the accompanying consolidated financial statements, effective March 1, 2010, we entered into a Global Capitation Arrangement whereby we agreed to provide hospital, medical and other healthcare services to approximately 2,000 senior members.

        We have increased our membership through acquisitions in previous years. These increases through acquisitions have been offset by HMO enrollment declines at our Medical Groups, similar to the recent HMO enrollment trends in California. The following table sets forth the approximate number of members, by category (in thousands):

	As of September 30,
			% Increase (Decrease)
Member Category	2010	2009
Commercial—owned	124.1	134.1	(7.5)%
Commercial—managed(l)	7.6	1.6	375.0%
Senior—owned	22.1	21.6	2.3%
Senior—managed(1)	0.6	0.2	200.0%
Medi-Cal—owned	10.9	11.6	(6.0)%
Medi-Cal—managed(1)	12.2	8.3	47.0%

Total	177.5	177.4	0.1%

(1)
Represent members that we manage on behalf of third parties in exchange for a management fee.

        The following table details total paid member months, by member category, for the fiscal years ended September 30, 2010 and 2009 (in thousands):

	Years Ended September 30,
			% Increase (Decrease)
	2010	2009
Commercial—owned	1,506	1,696	(11.2)%
Commercial—managed(1)	60	17	253%
Senior—owned	263	258	1.9%
Senior—managed(1)	4	2	100.0%
MediCal—owned	133	138	(3.6)%
MediCal—managed(1)	111	96	16%

Total	2,077	2,207	(5.9)%

(1)
Represent members that we manage on behalf of third parties in exchange for a management fee.

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

        G&A are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. G&A functions include claims processing, information systems, provider relations, finance and accounting functions, and legal and regulatory services.

Medical Group Results of Operations

        The following tables summarize our net operating revenue, cost of revenues and operating income from Medical Group operations and are used in the discussions below for the fiscal years ended September 30, 2010 and 2009 (in thousands).

	September 30,
			Increase (Decrease)
	2010	2009		%
Medical Group revenues:
Capitation	$187,718	$194,126	$(6,408)	-3.3%
Management fees	1,153	556	597	107.4%
Other operating revenues	1,246	2,048	(802)	-39.2%

Total Medical Group revenues	190,117	196,730	(6,613)	-3.4%
Medical Group cost of revenues:
PCP capitation	32,871	33,930	(1,059)	-3.1%
Specialist capitation	41,134	43,710	(2,576)	-5.9%
Claims expense	72,239	71,294	945	1.3%
Physician salaries	2,876	3,159	(283)	-9.0%
Other cost of revenues	383	(1,037)	1,420	-136.9%

Total Medical Group cost of revenues	149,503	151,056	(1,553)	-1.0%

Gross margin	40,614	45,674	(5,060)	-11.1%

General and administrative	25,894	28,397	(2,503)	-8.8%
Depreciation and amortization	3,292	3,515	(223)	-6.3%

Total other expenses	29,186	31,912	(2,726)	-8.5%
Income from unconsolidated joint venture	2,503	2,046	457	22.3%

Operating income	$13,931	$15,808	$(1,877)	-11.9%

Medical cost ratio	78.6%	76.8%

        The following table sets forth selected operating items, expressed as a percentage of total Medical Group revenue for the fiscal years ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Medical Group revenues:
Capitation	98.7%	98.7%
Management fees	0.6%	0.3%
Other operating revenues	0.7%	1.0%

Total Medical Group revenues	100.0%	100.0%
Medical Group cost of revenues:
PCP capitation	17.3%	17.2%
Specialist capitation	21.6%	22.2%
Claims expense	38.0%	36.2%
Physician salaries	1.5%	1.6%
Other cost of revenues	0.2%	-0.5%

Total Medical Group cost of revenues	78.6%	76.8%

Gross margin	21.4%	23.2%

General and administrative	13.6%	14.4%
Depreciation and amortization	1.7%	1.8%

Total other expenses	15.4%	16.2%
Income from unconsolidated joint venture	1.3%	1.0%

Operating income	7.3%	8.0%

  Capitation Revenue

        Capitation revenue for fiscal 2010 was approximately $187,718,000, representing a decrease of approximately $6,408,000 or 3.3% from capitation revenue for fiscal 2009 of approximately $194,126,000.

        The decrease in capitation revenue for fiscal 2010 was due primarily to a decrease in commercial enrollment as a result of increased unemployment, partially offset by rate increases and a slight increase in senior enrollment.

  Management fee revenue

        Management fee revenue for fiscal year 2010 was approximately $1,153,000, representing an increase of approximately $597,000 or 107.4% from management fee revenue for fiscal 2009, of approximately $556,000.

        The increase in management fee revenue during fiscal year 2010 was primarily due to the management fee earned in connection with the management agreements entered into on May 1, 2010 with an independent, unaffiliated managed IPA and an increase in the number of members of AMVICare Health Network, Inc.

  Other revenue

        Other revenue for fiscal 2010 was approximately $1,246,000, representing a decrease of $802,000 or 39.2% over other revenue for fiscal 2009, of approximately $2,048,000.

        Amounts represent incentive payments from HMOs under "pay-per-performance" programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known.

        The decrease in other revenue during fiscal 2010 was primarily due to current year lower funding of these programs by certain partner HMOs.

  PCP Capitation Expense

        Primary care physician ("PCP") capitation expense for fiscal 2010 was approximately $32,871,000, representing a decrease of approximately $1,059,000 or 3.1% over PCP capitation expense for fiscal 2009, of approximately $33,930,000.

        The decrease in PCP capitation expense during fiscal 2010 was primarily due to decreased enrollment, offset by market rate adjustments, including in connection with exclusivity contracts made as part of our continued effort to attract and retain PCPs and their members.

  Specialist Capitation Expense

        Specialist Capitation expense for fiscal 2010 was approximately $41,134,000, representing a decrease of $2,576,000 or 5.9% from specialist capitation expense for fiscal 2009, of approximately $43,710,000.

        The decrease in specialist capitation expense during fiscal 2010 was primarily due to decreased enrollment and capitation of a large portion of our radiology services at a number of our Medical Groups, which had previously been provided on a fee-for-service basis.

  Claims Expense

        Claims expense for fiscal 2010 was approximately $72,239,000, representing an increase of $945,000 or 1.3% over claims expense for fiscal 2009, of approximately $71,294,000.

        The increase in claims expense during fiscal 2010 was primarily due to moving certain specialties to a fee-for-service basis in the current fiscal period, which was considered beneficial to the Company.

  Physician Salaries Expense

        Physician salaries expense for fiscal 2010 was approximately $2,876,000, representing a decrease of $283,000 or 9.0%, compared to physician salaries expense for fiscal 2009 of approximately $3,159,000.

        The decrease in physician salaries expense was primarily the result of the conversion of certain physicians from employment to capitation basis during fiscal 2010.

  Other Cost of Revenues

        Other cost of revenues for fiscal 2010 was approximately $383,000 compared to a negative expense of approximately $1,037,000 for fiscal 2009. The negative expense in fiscal 2009 represents reinsurance/stop-loss recoveries in excess of premiums paid, which did not recur in fiscal 2010.

  Gross Margin

        Medical care costs as a percentage of medical revenues (the medical care ratio) largely determine our gross margin. Our gross margin decreased to 21.4% for fiscal 2010, from 23.2% for fiscal 2009.

        The decrease in our gross margin percentage between fiscal 2010 and 2009 was the result of the factors discussed above.

  General and Administrative Expense

        General and administrative expenses were approximately $25,894,000 for fiscal 2010, representing 13.6% of total Medical Group revenues, as compared with $28,397,000, or 14.4% of total revenues, for fiscal 2009.

        The decrease in general and administrative expenses as a percentage of total Medical Group revenues during fiscal 2010 was primarily the result of the consolidation of administrative functions among our Medical Groups, resulting in the elimination of certain positions, together with overall efficiencies.

  Depreciation and Amortization Expense

        Depreciation and amortization expense for fiscal 2010 decreased to approximately $3,292,000 from $3,515,000 for fiscal 2009. The decrease in depreciation and amortization expense was primarily due to the full amortization of certain intangible assets related to the ProMed Acquisition.

  Income from Unconsolidated Joint Venture

        The income from unconsolidated joint venture for fiscal 2010 increased to approximately $2,503,000 from approximately $2,046,000 for fiscal 2009. The increase was primarily due to increased Medi/Medi and senior enrollment and increased risk pool income.

  Operating Income

        Our Medical Group segment reported operating incomes of approximately $13,931,000 and $15,808,000 for fiscal 2010 and 2009, respectively. This decrease was the result of the changes discussed above. The pre-tax operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles.

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

        The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below for the years ended September 30, 2010 and 2009 (in thousands).

	September 30,
	2010	2009	Increase (Decrease)%
Operating Expenses:
General and administrative	$13,597	$12,215	$1,382	11.3%
Depreciation and amortization	14	13	1	7.7%

Total Operating Expenses	13,611	12,228	1,383	11.3%

Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net	22,724	26,835	(4,111)	-15.3%
Loss in value of interest rate swap arrangements	—	5,299	(5,299)	100.0%
Prepayment penalty on debt refinance	—	2,588	(2,588)	-100.0%
Loss on termination of interest rate swap arrangements	—	6,861	(6,861)	100.0%

Total Other Expenses	22,724	41,583	(18,859)	-45.4%

Total Corporate Expenses	$36,335	$53,811	$(17,476)	-32.5%

        The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues:

	September 30,
	2010	2009
Operating Expenses:
General and administrative	2.9%	3.0%
Depreciation and amortization	0.0%	0.0%

Total Operating Expenses	2.9%	3.0%

Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net	4.8%	6.7%
(Gain) loss in value of interest rate swap arrangements	0.0%	1.3%
Prepayment penalty on debt refinance	0.0%	0.7%
Loss on termination of interest rate swap arrangements	0.0%	1.7%

Total Other Expenses	4.8%	10.4%

Total Corporate Expenses	7.7%	13.4%

  General and Administrative

        G&A expenses as a percent of consolidated revenues from continuing operations decreased to 2.9% for fiscal year 2010 from 3.0% for fiscal year 2009. The decrease primarily related to reductions in bank, audit and outside services cost , including savings related to bringing certain functions in-house, offset by an increase in legal and outside services charges totaling approximately $1,500,000, incurred in connection with the merger transaction (see Note 4 to the accompanying consolidated financial statements).

  Depreciation and Amortization Expense

        Depreciation and amortization expense increased to approximately $14,000 for fiscal year 2010 compared to approximately $13,000 for fiscal year 2009, primarily as a result of depreciation on additional office equipment acquired in fiscal year 2010.

  Interest Expense and Amortization of Deferred Financing Costs, net

        Interest expense and amortization of deferred financing costs, net for fiscal year 2010 was approximately $22,724,000, compared to $26,835,000, for fiscal 2009, a decrease of approximately 15.3%. During fiscal 2009, we were paying significantly higher interest rates on our prior debt facilities, including default interest, fees and "payment-in-kind" ("PIK") interest. As set forth below, following the issuance of the $160,000,000 12.75% senior secured notes and the repayment of all remaining amounts outstanding under our former $155,000,000 senior secured credit facility, the Company wrote-off approximately $550,000 of deferred financing related to its former credit facilities, which amount was recorded as interest expense in the fourth quarter of fiscal year 2009.

  Gain (Loss) in Value of Interest Rate Swap Arrangements

        During much of fiscal 2009, we had two interest rate swaps in place for initial notional principal amounts of $48,000,000 and $97,800,000, respectively, designed as cash flow hedges of our former floating rate term debt, with changes in fair value of the swaps being included in earnings. In fiscal year 2009, loss on interest rate swaps totaled approximately $5,299,000.

        Concurrent with the Senior Secured Note transaction, the Company terminated the interest rate swap arrangements, paid approximately $11,700,000 in final settlement of all amounts owing under the swap arrangements and expensed all previously unamortized swap fluctuation amounts in the fourth quarter of fiscal year 2009.

  Prepayment Penalty on Debt Refinance

        As discussed in Note 9 to the accompanying consolidated financial statements, following the issuance of the $160,000,000, 12.75% senior secured notes, the Company repaid all remaining amounts outstanding under its former $155,000,000 senior secured credit facility, plus a prepayment premium of approximately $2,588,000.

  Loss on Termination of Interest Rate Swap Arrangements

        In connection with our July 2009 termination of prior swap arrangements, all amounts included in accumulated other comprehensive loss, including related deferred income taxes (of approximately $4,200,000) of approximately $6,800,000 was recorded as interest rate swaps termination charge.

Consolidated Results of Operations

  Provision for Income Taxes

        Provision for income taxes for fiscal year 2010 was approximately $10,338,000 compared to income tax benefit of approximately $(1,019,000) in fiscal year 2009. The effective tax rate was higher at 55% in fiscal 2010 compared to 30% in fiscal 2009. The higher effective tax rate in fiscal 2010 was primarily due to the change in tax valuation accounts attributable to Brotman.

  Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

        Net income attributable to common stockholders for fiscal year 2010 was approximately $10,372,000, or $0.45 per diluted share, as compared to a net loss of $2,420,000, or $0.12 per diluted share, for fiscal year 2009, which change in income was the result of the changes discussed above.

  Net Income (Loss) Attributable to Non-controlling Interest

        Net loss, net of tax attributable to noncontrolling interests for fiscal year 2010 was approximately $1,956,000, as compared to net income of $7,000 for fiscal year 2009. The change was due to consolidation of Brotman for a full twelve months in the current fiscal year and a higher Brotman loss in fiscal 2010. As discussed in Note 5 to the accompanying consolidated financial statements, prior to October 1, 2009, a pro rata share of net income (loss) attributable to minority interest in Brotman was not included under minority interest in the Company's consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company.

Liquidity and Capital Resources

        As further discussed in Note 4, effective December 15, 2010, our stockholders adopted the Merger Agreement, entered into between the Company with Ivy Holdings Inc. and Ivy Merger Sub Corp., at a special meeting of stockholders. Following the merger, each holder of senior secured notes is entitled under the indenture to require the Company to repurchase all or a portion of the holder's senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the effective time of the merger, the Company has mailed a notice to each holder of such notes advising the holder that it is entitled under the indenture, within 90 days of the effective time of the merger, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. Pending the expiration of the 90 days redemption period, the amounts owing under the senior secured notes plus accrued and unpaid interest thereon have been reflected as current in the accompanying September 30, 2010 consolidated balance sheet (refer to Note 9).

        The LGP Funds have agreed in the Merger Agreement to provide a backstop commitment letter to provide the funds that are required to comply with the change of control provisions contained in the indenture governing the Company's senior secured notes. The LGP Funds may fail to meet its obligations under the Merger Agreement and as a consequence, the Company fails to satisfy its obligations under the indenture of the senior secured notes, in which event, this would negatively impact the Company's liquidity, ability to operate and ability to continue as a going concern.

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

        Our primary uses of cash include healthcare capitation and claims payments by our Medical Groups, administrative expenses, debt service, acquisitions, costs associated with the integration of acquired businesses, information systems and, with the acquisition of Alta and subsequently, Brotman, operating, capital improvement and administrative expenses related to our hospital operations. Our Medical Groups generally receive capitation revenue prior to processing provider capitation and claims payments. However, our hospitals receive payments for services rendered generally 30 to 90 days after the medical care is rendered. For some payors, the time lag between service and reimbursement can exceed one year.

        Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations and attainment of a competitive return.

As of September 30, 2010, we invested our cash in interest bearing money market accounts, interest-bearing certificates of deposit and non interest-bearing checking accounts. All of these amounts are classified as current assets and included in cash and cash equivalents in our consolidated balance sheets.

        Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Additionally, pursuant to an amendment entered into effective February 10, 2010, $16,000,000 of the indebtedness due to the Los Angeles Jewish Home for Aging may have to be repaid as early as April 2011 (Note 9). Management is currently implementing operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing of this debt. Prospect has limited ability to fund Brotman's post acquisition operations.

  Cash Flow from Operations

        Net cash provided by operating activities was approximately $16,985,000 for the fiscal year ended September 30, 2010 compared to net cash provided by operating activities of approximately $23,573,000 for the fiscal year ended September 30, 2009.

        Increases as a result of:

  •
  Increased income from operations before income taxes, interest expense, depreciation and amortization, and loss from interest rate swap arrangements of approximately $6,976,000; and

  •
  Lower interest payments of approximately $23,234,000 for fiscal year ended September 30, 2010 compared to approximately $37,110,000 for fiscal year ended September 30, 2009, primarily due to lower effective interest rate on Prospect's new debt facilities (see Note 9 to the accompanying consolidated financial statements) and the consolidation of Brotman for only part of the fiscal 2009 period; and

  •
  Increase in non-cash share-based compensation expense $2,144,000 compared to $989,000.

  •
  Increase in accrued medical claims of approximately $1,035,000 compared to a decrease of $3,656,000, which increase was attributable primarily to claims incurred in our Hospital Services segment in the fiscal 2010 period related to the Capitation Arrangement totaling approximately $3,000,000, offset by decreased claims in our Medical Group segment due to decreased enrollment.

        Decreases as a result of:

  •
  Increased income tax payments, net of approximately $6,567,000 in the fiscal 2010 period, compared to the fiscal 2009 period;

  •
  Payout of the Brotman match obligations under the Brotman defined contribution plan for prior years;

  •
  Decreased accruals of medical malpractice and workers' compensation insurance in our Hospital Services segment to reflect current independent actuarial valuation levels;

  •
  Increased payouts of accrued compensation in the fiscal year 2010 period;

  •
  Increased accounts receivable, primarily due to an increase in self-pay revenue contributed primarily by Brotman. Our consolidated days' revenues outstanding were 57 days at September 30, 2010 compared to 51.6 days at September 30, 2009, which increase was due primarily to the impact of current economic conditions on individuals' ability to pay; and

  •
  Reduction in liabilities related to the settlement and payment of certain prior legal matter at ProMed totaling approximately $2,573,000.

        Net cash used in investing activities was approximately $2,664,000 for the fiscal year ended September 30, 2010, compared to a use of approximately $3,550,000 for the fiscal year ended September 30, 2009.

  •
  During the fiscal 2010 period, we spent approximately $2,730,000 of capital expenditures for replacement equipment and general improvements, primarily at our Alta facilities; and

  •
  During the fiscal 2009 period, we invested approximately $2,310,000 in connection with the Brotman acquisition and approximately $1,558,000 of capital expenditures for equipment, renovations and upgrades of existing facilities.

        Net cash used by financing activities was approximately $1,360,000 for the fiscal year ended September 30, 2010, as compared to a use of approximately $15,838,000 for the fiscal year ended September 30, 2009.

  •
  During the fiscal 2010 period, net cash used by financing activities reflect the net proceeds from Brotman's revolving line of credit and cash proceeds from exercises of stock options and warrants, offset by increased deposits into restricted cash as required by Brotman's JHA financing, principal repayments on Brotman's Creditors' Trust Note and repayment of capital lease obligations; and

  •
  During the fiscal 2009 period, net cash used by financing activities was comprised primarily of the repayment of our former first-lien and second-lien term debt of approximately $141,837,000, the repayment of our former revolving line of credit of approximately $7,100,000, the payment of approximately $11,312,000 in penalties in connection with the termination of the interest rate swap arrangements, and the payment of approximately $7,063,000 in fees in connection with the issuance of the $160,000,000, 12.75% senior secured note (the "Notes"), net of the proceeds from the sale of the Notes totaling approximately $147,736,000.

  Prospect Note Offering

        On July 29, 2009, the Company closed the offering of $160,000,000 in 12.75% senior secured notes due 2014 (the "Notes") at an issue price of 92.335%. The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933. Also, in connection with the issuance of the Notes, the Company entered into a three year $15,000,000 revolving credit facility, which was undrawn at closing. The interest rate under the revolving credit facility will be at LIBOR plus an applicable margin of 7.00%, with a LIBOR floor of 2.00%. The Company used the net proceeds from the sale of the Notes to repay all amounts outstanding under the Former Credit Facility, plus a prepayment premium of approximately $2,600,000.

  Brotman Financing

        As part of Brotman's emergence from bankruptcy on April 14, 2009, financing was secured from the Los Angeles Jewish Home for the Aging ("JHA") and Gemino Healthcare Finance, LLC ("Gemino").

        The JHA financing was comprised of two term debt components, a $16,000,000 tranche secured by assets on the west side of the Brotman campus commonly referred to as "Delmas West" and a $6,250,000 tranche on the main hospital pavilion on the east side of the property. The $16,000,000 tranche contains an option for JHA to acquire the Delmas West parcel for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. If JHA does not exercise its option, Brotman will be required to refinance the $16,000,000 tranche on or before April 14, 2011. With respect to the $16,000,000 tranche of the JHA facility, JHA also has the right to declare the unpaid loan amount, immediately due and payable at any time after April 14, 2010 and prior to April 14, 2011, provided that JHA gives 180 days' written notice of exercise. Effective February 10,

2010, JHA and Brotman entered into an amendment to the Term A loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. Brotman and JHA are currently negotiating an amendment to the Term A Loan, pending completion of which amounts owing under this loan have been reflected as current in the Company's September 30, 2010 consolidated balance sheet. In addition, the $6,250,000 tranche of the JHA transaction will mature on April 14, 2012 and Brotman will need to secure financing to retire this portion of the debt.

        The Gemino financing was comprised of a $6,000,000 (which was increased to $7,000,000 pursuant to an amendment described below), senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at LIBOR plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2,000,000 or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending June 30, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter. As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement. Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended June 30, 2010 and September 30, 2010; (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011; and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. As of September 30, 2010, Brotman was in compliance with the required financial covenants under the amended credit agreement. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1,000,000 to a total commitment of $7,000,000 as set forth above.

        The Class 4 Note, which was executed on April 14, 2009, the Effective Date of Brotman's Plan of Reorganization, for the benefit of the allowed Class 4 claims (as defined in the Plan of Reorganization) bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 7 to the accompanying consolidated financial statements). As such, although the amount of the consulting fee was increased to 4.5% of Brotman's net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will not exceed $100,000 per month until such time permitted by applicable agreement or the Creditor Trust Note has been amended or repaid. For the fiscal year ended September 30, 2010 and the 169-day period ended September 30, 2009, total principal repayments on the Class 4 Note were approximately $1,000,000 and $500,000, respectively.

        We anticipate attempting to finance future acquisitions and potential business expansion with a combination of debt, issuances of equity instruments and cash flow from operations. In order to meet our long-term liquidity needs, we may incur, from time to time, additional bank indebtedness. Banks and traditional commercial lenders do not generally make loans to companies without substantial tangible net worth. Since, by the nature of our business, we accumulate substantial goodwill and intangibles on our consolidated balance sheet, it may be difficult for us to obtain this type of financing in the future. We may issue additional equity and debt securities, the availability and terms of which will depend upon market and other conditions. The corporate lending and equity markets have been affected by the current credit market conditions, resulting in both a reduction in the number of transactions as well as the amount of funds raised. Transactions that have been consummated are completed at lower valuations in the case of equity offerings and at higher interest costs in the case of debt offerings. Our ability to issue any debt or equity instruments in a public or private sale is also restricted under certain circumstances, pursuant to contractual restrictions in agreements with our lenders and the indenture governing the Notes (see above). There can be no assurance that additional financing will be available upon terms acceptable to us, if at all. The failure to raise the funds necessary to finance our future cash requirements could adversely affect our ability to pursue our strategy and could adversely affect our future results of operations.

        As of September 30, 2010, Brotman failed to process the required restricted cash transfer on September 1, 2010. As such, the loan was under technical default. On October 2, 2010, Brotman processed payment, however as of the date of this filing, Brotman remains out of compliance.

  Off-Balance Sheet Arrangements

        None.

Critical Accounting Policies

        The accounting policies described below are considered critical in preparing our audited consolidated financial statements. Critical accounting policies require difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties affecting the application of these policies include significant estimates and assumptions made by us using information available at the time the estimates are made. Actual results could differ materially from those estimates.

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

        For Medicare and Medi-Cal programs, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program's principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Under the Medi-Cal program's prospective reimbursement systems, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates. Certain types of payments by the Medicare program (e.g. Medicare Disproportionate Share Hospital and Medicare Allowable Bad Debts) are subject to retroactive adjustment in future periods. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely. Normal estimation differences between anticipated final settlements and amounts accrued in previous years are reflected in net patient service revenue, which amounts totaled approximately $377,000 and $1,087,000 in fiscal year 2010 and 2009, respectively. As of September 30, 2010 and 2009, cost report settlements which are recorded as third-party settlements receivable or payable in the accompanying balance sheets totaled approximately $103,000 and $1,575,000, respectively.

        Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

        We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most appropriate and current information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our consolidated net hospital services revenue and net income would have changed by approximately $10,514,000 and $5,467,000, respectively, for the fiscal year ended September 30, 2010 and by approximately $6,916,000 and $2,075,000, respectively, for the fiscal year ended September 30, 2009. The process of determining the allowance requires us to estimate the amount expected to be received based on payer contract provisions, historical collection data as well as other factors and requires a high degree of judgment. This process is impacted by changes in legislation, managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for Medicare, Medi-Cal and managed care plans would significantly lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

  Provision for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to our hospital patients. Collection of these accounts receivable is a primary source of cash and is critical to our operating performance. Our hospitals provide services to patients with healthcare coverage, as well as to those without healthcare coverage. Those patients with healthcare coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion of the bill is determined by the patient's individual healthcare or insurance plan. Patients without healthcare coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on Federal and State poverty guidelines, qualification for Medi-Cal, as well as our policies for indigent and charity care. We maintain a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the Federal poverty level guidelines. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as total cash collections, point-of-service cash collections, accounts receivable days outstanding ("AR Days"), and accounts receivable aging. Accounts receivable balances are reserved at increasing percentages as they age. We establish a partial reserve in the allowance for doubtful accounts for self-pay balances on the date of discharge. All hospital receivables are fully reserved if they have been outstanding for greater than 365 days from the date of discharge.

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

        The largest component of our allowance for doubtful accounts relates to self-pay accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, we attempt to collect deductibles, co-payments and self-pay accounts prior to the time of service for non-emergency care. If we do not collect the self-pay portion from the patient prior to the delivery of care, the accounts are handled through our billing and collections processes. We verify each patient's insurance coverage as early as possible before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre-certification requirements, in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with applicable laws.

        The table below shows the net accounts receivable and allowance for doubtful accounts by payer (in thousands):

	September 30, 2010			September 30, 2009
	Accounts Receivable before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$16,538	$1,644	$14,894	$9,919	$1,064	$8,855
Medi-Cal	16,656	1,697	14,959	15,383	883	14,500
Managed care	11,358	1,622	9,736	10,803	1,324	9,479
Self-pay	18,553	15,573	2,980	11,391	8,183	3,208
Other	247	139	108	1,025	261	764

Total	$63,352	$20,675	$42,677	$48,521	$11,715	$36,806

        When considering the adequacy of our allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with healthcare industry trends/indicators, historical collection rates by payer and other business and economic conditions that might reasonably be expected to affect the collectability of the balance. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income would have changed by approximately $206,000 and $117,000, respectively, in the fiscal year ended September 30, 2010 and 2009, respectively. The provision for doubtful accounts as a percentage of net patient revenues was 10.7% for the year ended September 30, 2010 compared to 8.6% for the year ended September 30, 2009. The increase was attributable primarily to the current year inclusion of a full year of Brotman, which historically has a higher percentage of self-pay patients. Excluding Brotman, the provision for doubtful accounts as a percentage of net patient revenues was 6.2% for the year ended September 30, 2010, compared to 5.5% for the year ended September 30, 2009, which increase was attributable primarily to the impact of current economic conditions on individuals' ability to pay.

        Of the accounts receivable identified as due from third party payers at the time of billing, a small percentage may convert to self-pay upon denials from third party payers. Those accounts are closely monitored on a routine basis for potential denial and are reclassified to the proper payer group as appropriate.

        Third party payer and self-pay balances, as a percent of total gross billed accounts receivable are summarized in the tables below:

	September 30, 2010					September 30, 2009
	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total
0 - 60 days	82%	72%	51%	13%	66%	84%	77%	50%	25%	68%
61 - 120 days	8%	16%	24%	24%	16%	9%	11%	22%	23%	14%
121 - 180 days	6%	6%	14%	20%	9%	3%	7%	16%	28%	10%
Over 180 days	4%	6%	11%	43%	9%	4%	5%	12%	24%	8%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

        The increase in over 180 days self-pay accounts receivable as a percentage of total net self-pay receivable is primarily attributable to the impact of current economic conditions on individuals' ability to pay, which has been included when estimating the related allowance for doubtful accounts.

        Our AR Days from Hospital Services operations were 57.0 days at September 30, 2010 compared to 51.6 days at September 30, 2009, which increase was due primarily to the impact of current economic conditions on individuals' ability to pay. AR Days at September 30, 2010 and 2009 are within our target range. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

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

  Workers' Compensation Insurance

        The workers' compensation coverage provides the statutory benefits required by law and the employer's liability limits are $1,000,000. The Alta and Prospect workers' compensation coverage for October 1, 2009 through September 30, 2010 did not have an aggregate loss limitation. The current workers' compensation policy for the period of October 1, 2010 through September 30, 2011 does not have an aggregate loss limitation. Losses within the deductible are funded via a cash loss fund and reconciled annually. At September 30, 2010 and 2009, accruals relating to Alta and Brotman for uninsured claims and claims incurred but not reported of approximately $2,769,000 and $3,220,000, respectively, are estimated based upon an actuarial valuation of the Company's claims experience, using a discount factor of 4% and 4%, respectively.

        The claim reserve is based on the best data available to the Company; however, the estimate is subject to a significant degree of inherent variability. The estimate is monitored and reviewed, and as the reserve is adjusted, the difference is reflected in current operations. While the ultimate amount of the claims liability is dependent on future developments, management is of the opinion that the associated liabilities recognized in the accompanying consolidated financial statements are adequate to cover such claims. Management is aware of no potential claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Medical Group Segment

  Medical Group Revenues

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

        Under the Risk Adjustment model, capitation for the current year is paid based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent after the final data has been processed by CMS. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of risk adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded approximately $4,000,000 and $4,300,000 in increased capitation revenue in the fiscal 2010 and 2009, respectively.

        We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospital related expenses including inpatient services utilized. As of September 30, 2010, except for two contracts where we are contractually obligated for down-side risk, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following calendar year. Due to the lack of access to timely information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under "pay-for-performance" programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, once we are in receipt of information necessary to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

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

        The following unaudited tables reflect (i) the change in our estimate of claims liability as of September 30, 2010 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of September 30, 2010 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(4,394)
(2)%	$(2,929)
(1)%	$(1,465)
1%	$1,465
2%	$2,929
3%	$4,394

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(889)
(2)%	$(592)
(1)%	$(296)
1%	$296
2%	$592
3%	$889

        The following table shows the components of the change in medical claims and benefits payable (in thousands, unaudited):

	Years Ended September 30,
	2010	2009
IBNR as of beginning of period	$16,824	$20,480
Healthcare claims expense incurred during the period:
Current year	80,945	72,424
Prior years	(2,667)	(1,130)

Total incurred	78,278	71,294

Healthcare claims paid during the period:
Current year	(63,373)	(56,100)
Prior years	(13,870)	(18,850)

Total paid	(77,243)	(74,950)

IBNR as of end of period	$17,859	$16,824

        Through September 30, 2010, the $2,667,000 change in estimate related to IBNR as of September 30, 2009 represented approximately 15.9% of the IBNR balance as of September 30, 2009, approximately 3.4% of fiscal 2009 claims expense, and after consideration of tax effect, approximately 105% of net loss for the year then ended.

        Through September 30, 2009, the $1,130,000 change in estimate related to IBNR as of September 30, 2008 represented approximately 5.5% of the IBNR balance as of September 30, 2008, approximately 1.5% of fiscal 2008 claims expense, and after consideration of tax effect, approximately 57.6% of net loss from continuing operations for the year then ended.

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

        We performed our annual goodwill impairment analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other reporting units. For the Hospital Services segment, the reporting unit for the annual goodwill impairment analysis was determined to be at the operating unit level. For the Medical Group segment, we have determined that ProMed individually and Prospect (which includes all the other affiliated physician organizations) each represent a reporting unit, based on operational characteristics. The ProMed Entities are geographically and managerially their own reporting unit.

        Our impairment test at September 30, 2010 resulted in no impairment charges. In addition, no triggering events were identified that would cause impairment analysis as of September 30, 2010.

        The assessment of impairment indicators, measurement of impairment loss, selection of appropriate valuation methodology, assumptions and discount factors, involve significant judgment and requires Management to project future results which are inherently uncertain.

  Recent Accounting Pronouncements

        Effective the first quarter of fiscal 2010, we adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption did not have a material impact on our consolidated financial statements for prior periods; but the pronouncement will impact the accounting for any acquisitions subsequent to that date.

        Effective the first quarter of fiscal year 2010, we adopted revised accounting guidance which requires noncontrolling interests (formerly referred to as minority interest) to be presented as a separate component from the Company's equity in the equity section of the consolidated balance sheets. As required by this guidance, we have adjusted the presentation of noncontrolling interests in the prior period consolidated financial statements for comparability with the fiscal year 2010 period. The adoption of this accounting guidance had no impact on our results of operations and did not have a material impact on our financial position.

        In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010. Since we had no transfers between categories, the additional disclosures are not applicable to us for the periods presented.

        On October 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued guidance for the accounting of share-based payment awards. Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are deemed participating securities and, therefore, are included in computing earnings per share ("EPS") pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company adopted the guidance effective October 1, 2009. The adoption of this guidance did not impact our net income per common share for prior periods and is not expected to have an impact on future periods until such time as we declare a regular quarterly dividend.

        In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise's involvement in variable interest entities. This accounting guidance is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

        In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity.

        The modified accounting standards are required to be adopted for fiscal years and interim periods that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. We will adopt the modified accounting standards in the first quarter of fiscal year 2012 and are currently assessing the potential impact that the adoption of these modifications will have on the Company's consolidated results of operations and consolidated financial position.

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

  Acquisitions and Divestitures

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

        Effective April 14, 2009, pursuant to the confirmed Plan of Reorganization of Brotman, we made an additional investment in Brotman totaling approximately $2,519,000, which increased our ownership interest from approximately 33% to approximately 72%. As discussed in Note 18 to the accompanying consolidated financial statements, effective November 15, 2010, following the consummation of a Rights Offering undertaken by Brotman, we increased our ownership stake to approximately 78%.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation as of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that assessment and the material weakness in the financial reporting process at Brotman Medical Center ("Brotman") discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. The Chief Executive Officer and Chief Financial Officer further concluded that, as of September 30, 2010, controls and procedures over financial reporting process, are ineffective.

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

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of PMH's Internal Control as of September 30, 2010. Management's assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission

        Previously, during the financial reporting close for the quarter ended June 30, 2009, management identified a material weakness within the financial reporting process of Brotman. We believe the material weakness identified during 2009 still remains as of September 30, 2010.

        Based upon that assessment which included the evaluation of the material weakness in the financial reporting process at Brotman discussed below, management has concluded that PMH's Internal Control over financial reporting was ineffective as of September 30, 2010.

        See below for discussion of material weaknesses in internal control over financial reporting at Brotman, which became a majority-owned subsidiary effective April 14, 2009.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

  Brotman—Material Weakness in Internal Control over Financial Reporting

  Summary of Material Weaknesses in Internal Control over Financial Reporting:

        In 2009, we identified several deficiencies within the financial reporting process of Brotman. While improvements have been made, we believe that these deficiencies created an environment where there is a reasonable possibility that a material misstatement of Brotman's financial statements would not be detected in a timely manner. We assessed a material weakness in the financial reporting process of Brotman and its related impact on the corporate consolidating financial reporting process. The deficiencies within the financial reporting process are the lack of a formalized month-end close process and a lack of department accounting policies and procedures.

        Brotman was unable to implement a structured close process. Account reconciliations were not reviewed by management in a timely manner which resulted in a significant amount of post close adjustments. Additionally, Brotman's accounting department did not utilize or implement policies and procedures to organize or streamline the close process.

        As a result of these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in and an understanding of the complexities of the business and financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of September 30, 2010. At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

  Remediation Steps to Address Material Weaknesses:

        Based on findings of material weaknesses in our internal control over financial reporting, we have taken steps to strengthen our internal controls within the financial reporting process. We have added to the expertise and depth of personnel within the Brotman accounting department, including the addition of senior level accounting professionals with specific and significant expertise in the critical areas identified above. We also added additional resources to assist in the review and preparation of significant account balance reconciliations as well as the implementation of new policies and procedures. Also, senior management has increased its scrutiny and oversight of Brotman's financial statements and has performed significant top-down financial statement analysis to gain additional assurance as to the accuracy of Brotman's financial information. We will continue to work on and improve the financial reporting process of Brotman and its impact on the corporate consolidating financial reporting process. The principal measures that we are in the process of undertaking to remediate the deficiencies are as follows:

  •
  We have reorganized accounting department to functionally report to the hospital segment Chief Accounting Officer and added additional resources to implement a sound financial reporting process;

  •
  We have enhanced Brotman's accounting and finance policies and implemented more robust monitoring control procedures and analytics to prevent or detect a misstatement on a timely basis;

  •
  We are in the process of developing a financial reporting responsibility matrix, close calendar and checklist, whereby all general ledger accounts and financial statement line items are specifically assigned to a specific member of the accounting department to perform monthly, quarterly and year-end analysis. The analysis will be reviewed by senior members of the accounting department team for accuracy and integrity;

  •
  We are in the process of developing a formal monthly, quarterly and annual reporting package, including specific reporting and information for identified key risk areas, with formal sign off by the financial executive with specific oversight of each area; and

  •
  We have enhanced corporate financial reporting process oversight of the above mentioned controls and processes.

  Changes in Internal Control over Financial Reporting

        Except as discussed above, regarding Brotman, there have been no changes in our Internal Control that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning each of our current directors and executive officers appears below.

Directors

        John Baumer, age 43, was appointed as a member of our Board of Directors effective December 15, 2010 in connection with the Ivy Merger. Mr. Baumer is a Partner at Leonard Green & Partners, L.P ("Leonard Green"). He joined Leonard Green in 1999. Previously Mr. Baumer was a Vice President at DLJ in Los Angeles, which he joined in 1995. Prior to DLJ, Mr. Baumer worked at Fidelity Investments and Arthur Andersen. Mr. Baumer presently serves on the Board of Directors of Aspen Dental Management, Inc., The Brickman Group, Ltd., Equinox, Intercontinental Art, Inc., Leslie's Poolmart, Inc., Petco Animal Supplies, Inc., and VCA Antech, Inc. Mr. Baumer earned a Bachelor of Business Administration from the University of Notre Dame and an M.B.A. from the Wharton School at the University of Pennsylvania. With significant experience in financing, analyzing, investing in and managing investments in public and private companies, Mr. Baumer has gained substantial expertise in strategic and financial matters that inform his contributions to our board of directors and enhance his oversight and direction of us. In addition, he led the diligence team that managed the acquisition of Prospect Medical in 2010, which provided him with a unique knowledge of our organization. Mr. Baumer's service as a director of other companies in a variety of industries gives him a range of experience as a director on which he can draw in serving as our director and augments his knowledge of effective corporate governance.

        Samuel S. Lee, age 44, was appointed PMH's Chief Executive Officer on March 19, 2008 and as Chairman of PMH's board of directors on May 14, 2008. Mr. Lee was previously appointed as a member of PMH's board of directors and as Chief Executive Officer of Alta, on August 8, 2007. Mr. Lee is an officer of each of PMH's direct and indirect subsidiaries. He served previously as the President of Alta from January 2002 until PMH acquired Alta on August 8, 2007. In 1998, Mr. Lee co-founded Alta (formerly Alta Healthcare System, Inc.) after acquiring seven Los Angeles area hospitals from Paracelsus Healthcare Corporation. Between its formation in 1998 and its 2007 acquisition by Prospect Medical, Mr. Lee served as a member of Alta's board of directors, and Mr. Lee has subsequently served as its sole manager following its conversion into a limited liability company at the time of the acquisition. Mr. Lee's background involves healthcare and technology related private equity investment management, operational leadership, entrepreneurship, mergers and acquisitions, and leveraged financing for various corporations. Prior to joining Alta, Mr. Lee was a General Partner with Kline Hawkes & Co., a $500,000,000 private equity firm located in Brentwood, California, that focuses on healthcare, technology, and business services. Mr. Lee has been the lead or principal investor and director of several private and public companies. Additionally, Mr. Lee worked in healthcare reimbursement, business office, and operations for SFS, Inc., and in consulting and systems engineering for Andersen Consulting and Verizon. Mr. Lee brings to the Board extensive experience in the healthcare industry, including in the acquisition and management of healthcare companies.

        Jeereddi A. Prasad, M.D., age 62, was appointed as a member of PMH's board of directors effective June 1, 2007 in connection with PMH's acquisition of the ProMed group of companies, which include a management services organization (or MSO), its parent company and two IPAs based in Southern California. Dr. Prasad has served as the President of each of the ProMed group entities since 1994 and since 2002 in the case of Upland Medical Group. Since 1991, Dr. Prasad has also served as the President and Medical Director of Chaparral Medical Group, Inc., a fifty-physician multi-specialty group that he founded in Southern California, within which he created an Endocrinology Department that is an ADA Certified Center of Excellence for Diabetic Education. Chaparral Medical Group, Inc. is located at 840 Town Center Drive, Pomona, California 91767. He is board certified in Endocrinology and Internal Medicine and is a Fellow of both the American College of Endocrinologists and American

College of Physicians. Dr. Prasad brings to the Board extensive, valuable experience in the management and operation of MSOs and IPAs, which constitute an important component of our business.

        Michael S. Solomon, age 35, was appointed as a member of our Board of Directors effective December 15, 2010 in connection with the Ivy Merger. Mr. Solomon is a CFA charterholder and a Principal at LGP. He joined Leonard Green in 2000. Previously he worked in the Financial Sponsors Group of Deutsche Banc Alex Brown in Los Angeles since 1996. Mr. Solomon presently serves on the Board of Directors of David's Bridal, Inc., and Petco Animal Supplies, Inc. Mr. Solomon is also actively involved with Leonard Green's investments in AsianMedia Group LLC and Jetro Cash & Carry, Inc. Mr. Solomon earned a Bachelor of Arts degree in Economics from Pomona College. With significant experience in financing, analyzing, investing in and managing investments in public and private companies, Mr. Solomon has gained substantial expertise in strategic and financial matters that inform his contributions to our board of directors and enhance his oversight and direction of us. Mr. Solomon's service as a director of other companies in a variety of industries gives him a range of experience as a director on which he can draw in serving as our director and augments his knowledge of effective corporate governance.

        Alyse Wagner, age 32, was appointed as a member of our Board of Directors effective December 15, 2010 in connection with the Ivy Merger. Ms. Wagner is a Vice President at Leonard Green. She joined LGP in 2003. Prior to joining Leonard Green, she had been in the Investment Banking Division of Credit Suisse First Boston (formerly DLJ) in their Los Angeles office. She currently serves on the Board of Directors of AerSale Holdings, Inc., Aspen Dental Management, Inc., and HITS, Inc. In addition, Alyse is actively involved in Leonard Green's investments in The Brickman Group, Ltd., Del Taco Holdings, Inc., Motorsport Aftermarket Group, Inc., Petco Animal Supplies, Inc., and Varsity Brands. Ms. Wagner earned a Bachelor of Science degree in Economics from the Wharton School at the University of Pennsylvania. With significant experience in financing, analyzing, investing in and managing investments in public and private companies, Ms. Wagner has gained substantial expertise in strategic and financial matters that inform her contributions to our board of directors and enhance her oversight and direction of us. In addition, Ms. Wagner was part of the diligence team that managed the acquisition of Prospect Medical in 2010, which provided her with a unique knowledge of our organization. Ms. Wagner's service as a director of other companies in a variety of industries gives her a range of experience as a director on which she can draw in serving as our director and augments her knowledge of effective corporate governance.

Executive Officers

        The following table summarizes the name, age, title and business experience for the past five years of each of our executive officers. Other than as described below, no family relationships exist between or among any of our officers.

Name	Age	Position
Samuel S. Lee	44	Chairman, Chief Executive Officer and Director
Mike Heather	52	Chief Financial Officer
Donna Vigil	62	Vice President, Finance

        Samuel S. Lee.    Refer to "Directors" under Item 10 on page 102 of this Report.

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

        Donna Vigil.    Ms. Vigil has served as our Vice President of Finance since April 2004, prior to which she served as our Chief Financial Officer commencing July 1998. Ms. Vigil served as Chief Financial Officer of NetSoft, a privately held, $20,000,000 software development company with five European subsidiaries, from October 1989 to September 1997. Ms. Vigil was Acting Chief Financial Officer/Consultant of Strategic HR Services, the staffing division for a large real estate developer in Southern California, from October 1997 to May 1998.

Terms of Office

        Pursuant to the terms of the Stockholders Agreement of Ivy Holdings Inc. (the new parent company of the Company) ("Ivy Holdings"), dated December 15, 2010, the composition of the Board of Directors of the Company is identical to the composition of the Board of Directors of Ivy Holdings. In accordance with the agreement, affiliates of Leonard Green & Partners, L.P. currently have the right to designate three of the five members of the Board of Directors and the Company's management stockholders have the right to designate the other two directors. The directors currently designated by the affiliates of Leonard Green & Partners, L.P. are John Baumer, Michael Solomon and Alyse Wagner. The directors currently designated by the Company's management stockholders are Samuel Lee and Jeereddi A. Prasad, M.D.

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

Audit Committee

        The Company has a standing Audit Committee, whose most recent members were the directors who resigned as directors in connection with the Ivy Merger. Therefore, the Company's Board of Directors is considering whether, or how, to reconstitute the membership of the Audit Committee, including whether to have an Audit Committee financial expert on the Audit Committee.

Code of Ethics

        Based upon the advice and recommendation of the Company's Audit Committee, the Board of Directors has adopted a financial code of ethics that applies to our senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The financial code of ethics addresses conflicts of interest, corporate opportunities, confidentiality, protection and proper use of Company assets, financial disclosure and reporting, maintenance of books and records and compliance with laws, rules and regulations. The Financial Code of Ethics is on our website at www.prospectmedicalholdings.com.

        The Board of Directors has also adopted a Code of Business Conduct and Ethical Business Practice which applies to all officers, employees and directors of the Company. The Code of Business Conduct and Ethical Business Practice is on our website at www.prospectmedicalholdings.com.

        The Financial Code of Ethics and the Code of Business Conduct and Ethical Business Practice contain written standards that are intended to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of these standards to the Company's Audit Committee or Corporate Compliance Officer; and accountability for adherence to these standards.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our directors, executive officers, and any persons holding more than 10% of any class of our equity securities are required to report their ownership of our equity securities and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and we are required to report any failure to file such reports on a timely basis. Based solely on a review of copies of reports filed with the SEC, we believe that all persons required to file such reports complied with the filing requirements applicable to them for the fiscal year ended September 30, 2010. If and when we deregister our common stock under applicable provisions of the Exchange Act, the foregoing persons will no longer be subject to Section 16(a) of the Exchange Act.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth certain information regarding compensation paid or earned for all services rendered to the Company in all capacities during the fiscal years ended September 30, 2010 and 2009 by our principal executive officer and our other two executive officers who were serving as executive officers as of September 30, 2010. These three executive officers are referred to as the "named executive officers" in this Annual Report on Form 10-K. No other persons served as executive officers of the Company during the fiscal year ended September 30, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Samuel S. Lee	2010	950,000		1,900,000	(4)	484,000	(7)	407,065	42,688	3,783,753
Chief Executive Officer	2009	850,000	(1)	2,850,000	(4)	—		386,155	50,008	4,136,163
Mike Heather	2010	350,000		262,500		341,950	(7)	267,961	986	1,223,397
Chief Financial Officer	2009	350,000		350,000	(5)	104,000	(6)	6,341	8,810	819,151
Donna Vigil	2010	175,000		15,000	(8)	—		2,041	4,872	196,913
Vice President of Finance	2009	175,000		15,000		—		8,708	4,143	202,851

(1)
Pursuant to the third amendment to executive employment agreement, dated February 12, 2009, among the Company, Alta and Mr. Lee, Mr. Lee's annual base salary was increased, retroactively to October 1, 2008, from $650,000 to $750,000. On May 12, 2009, the Company and Mr. Lee entered into an amended and restated executive employment agreement which restated and replaced in full Mr. Lee's prior employment agreement and its amendments. Under the amended and restated employment agreement, Mr. Lee's annual base salary was increased to $950,000 with retroactive effect to April 1, 2009.

(2)
The amounts in this column represent the proportionate amount of the total fair value of stock awards (in the case of the column titled "Stock Awards"), or option awards (in the case of the column titled "Option Awards"), recognized by us as an expense for financial reporting purposes. The fair value of these awards and the amounts expensed were determined in accordance with Financial Accounting Standards Board Statement ASC Topic 718 (Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R)). The assumptions we use in calculating these amounts are discussed in Note 10, "Equity-Based Compensation Plans," to the accompanying consolidated financial statements.

(3)
All Other Compensation includes a 401(k) match provided as part of our deferred compensation plan that covered Company employees prior to its suspension effective May 21, 2009 and other standard perquisites provided to a certain level of Company executives, life insurance premiums paid by the Company for all named executives, and with respect to Mr. Lee, expense reimbursement for medical and dental insurance premiums totaling $34,288 and $29,029 in fiscal 2010 and 2009, respectively, and a car allowance totaling $8,400 and $7,700 in fiscal 2010 and 2009, respectively.

(4)
In accordance with the terms of his employment agreement, the Company's Compensation Committee awarded discretionary bonuses to Mr. Lee in the amount of $950,000 and none for his service during fiscal 2009 and 2010, respectively. Company performance bonuses in the amount of $1,900,000 and $1,900,000 have been recorded relating to achievement of EBITDA targets by the Company during fiscal 2010 and 2009, respectively.

(5)
The Company's Compensation Committee awarded annual discretionary bonuses to Mr. Heather in the amount of $175,000 and none for his services during fiscal 2009 and 2010, respectively. Additionally, Company performance bonuses in the amount of $262,500 and $175,000 have been recorded relating to achievement of EBITDA targets by the Company during fiscal 2010 and 2009, respectively.

(6)
On July 17, 2007, the Compensation Committee of the Board of Directors approved a grant to Mr. Heather of 200,000 shares of restricted stock, which became effective on August 15, 2008 following the approval of the 2008 Omnibus Equity Incentive Plan by our stockholders at the 2008 Annual Meeting of Stockholders held on August 13, 2008. Two-thirds of the shares were vested at the effective time and the final third vested on June 14, 2009.

(7)
On December 18, 2009, the Company's Compensation Committee granted an aggregate of 210,000 shares of restricted stock to Mr. Lee and Mr. Heather. As of September 30, 2010, all of the shares granted to Mr. Lee had vested and two-thirds of the shares granted to Mr. Heather had vested. As discussed in Note 4, "Agreement and Plan of Merger" to the accompanying consolidated financial statements, the final third of unvested restricted stock granted to Mr. Heather vested in full immediately prior to the effective time of the merger.

(8)
Preliminary estimate.

Outstanding Equity Awards as of September 30, 2010

        The following table provides information regarding unexercised stock options or other equity awards for each of the named executive officers outstanding as of September 30, 2010.

        As a result of the completion of the Ivy Merger, all of the options and shares of restricted stock listed in the table have been exchanged for consideration in the Ivy Merger and are no longer outstanding.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

			Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(3)	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock that Have Not Vested (#)		Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Pay-0ut Value of Shares that Have Not Vested ($)
Samuel S. Lee	1,456,250	(1)		—	2.40	08/20/13		N/A		N/A	N/A	N/A
	386,366	(4)		—	2.40	08/20/13
	75,756	(4)		—	2.64	08/20/13
	215,868	(5)		—	4.40	12/18/14
	4,132	(5)		—	4.84	12/18/14
Mike Heather	300,000	(3)	—	—	5.00	—	(3)
	9,500	(2)	—	—	5.20	05/30/12
	91,622	(5)	43,940	—	4.40	12/18/14
	41,711	(5)	22,727	—	4.40	12/18/14
			—	—				33,334	(6)	283,339	N/A	N/A
Donna Vigil	6,666	(4)	3,334	—	2.40	08/20/13		N/A		N/A	N/A	N/A
	10,000	(2)	—	—	5.20	05/30/12

(1)
On August 20, 2008, we granted Mr. Lee non-qualified stock options outside our stock option plans. The options vested as to 833,333 shares on the date of grant, as to 311,459 shares on March 19, 2009, and as to 311,458 on March 19, 2010.

(2)
These options were granted under our 1998 Stock Option Plan and vest pro-rata over three years, including the date of grant (the requisite service period). Options issued under our 1998 Stock Option Plan have a five-year term.

(3)
On April 8, 2004, we granted to Mr. Heather non-qualified stock options outside our stock option plans. These options vested over a three-year period and will expire three years after the date of his termination or resignation from the Company.

(4)
These options were granted under our 2008 Omnibus Equity Incentive Plan. Of a total of 500,000 options awarded to Mr. Lee, 113,634 options were issued as incentive stock options ("ISOs") and 386,366 options were issued as non-qualified stock options ("NQSOs"). The NQSOs vested one-third on the date of grant, one-third on March 19, 2009, and one-third on March 19, 2010. The ISOs vested one-third on the date of grant, one-third on August 20, 2009, and one-third on August 20, 2010. All of the 10,000 options issued to Ms. Vigil were awarded as ISOs and vested, or will vest, one-third on August 20, 2009, one-third on August 20, 2010, and one-third on August 20, 2011. Options issued under our 2008 Omnibus Equity Incentive Plan have a five-year term.

(5)
These options were granted on December 18, 2009 under our 2008 Omnibus Equity Incentive Plan. Of a total of 220,000 options awarded to Mr. Lee, 215,868 options were issued as non-qualified stock options ("NQSOs") and 4,132 options were issued as incentive stock options ("ISOs"). The NQSOs vested two-thirds on the date of grant and one-third on March 19,

  2010. The ISOs vested, as to 2,066 shares on the date of grant and as to 2,066 shares on March 19, 2010. Of a total of 200,000 options awarded to Mr. Heather, 135,562 options were issued as non-qualified stock options ("NQSOs") and 64,438 options were issued as incentive stock options ("ISOs"). The NQSOs have vested, or will vest, one-third on the date of grant, one-third on June 1, 2009, and one-third on June 1, 2010. The ISOs have vested, or will vest, one-third on the date of grant, one-third on June 1, 2010, and one-third on June 1, 2011 (accelerated at the effective time of the merger).

(6)
Refer to Note 7 under "Summary Compensation Table" above. At the effective time of the merger, restrictions on each share of restricted stock issued under any of our equity incentive plans lapsed and each such share of restricted stock was converted into the right to receive the $8.50 per share cash merger consideration, less any applicable withholding taxes.

Employment Arrangements

        On August 8, 2007, in satisfaction of a condition to the closing of our acquisition of Alta, we entered into an employment agreement with Samuel S. Lee, who is our Chief Executive Officer and the Chairman of our Board of Directors. The employment agreement was amended effective as of March 19, 2008, July 8, 2008 and February 12, 2009. On May 12, 2009, the Company and Mr. Lee entered into an Amended and Restated Executive Employment Agreement which restated and replaced in full Mr. Lee's prior employment agreement and its amendments. Under the amended and restated employment agreement, Mr. Lee is entitled to a base annual salary of $950,000, discretionary and performance based annual bonuses, and participation in any employee benefit and fringe benefit plans and programs available to other executives of the Company as well as any executive equity incentive plan adopted by the Board of Directors. Mr. Lee's employment agreement has a term of five years. The agreement is subject to termination at any time, but if termination is without cause Mr. Lee will be entitled to receive an aggregate lump sum payment in an amount equal to the sum of (i) base salary for the balance of the term of the agreement or for a period of three years, whichever is less; (ii) accrued but unused vacation, paid time off or other compensation; (iii) pro-rata bonus payments; and (iv) incurred but unpaid reimbursement for business expenses. The agreement also includes non-compete provisions. As of September 30, 2010, in the event of termination without cause, Mr. Lee would receive $2,850,000 related to base salary and $230,000 in accrued vacation. EBITDA based and discretionary bonus amounts are determined by the Company's Board of Directors annually.

        Effective April 19, 2004, the Company entered into an employment agreement with our Chief Financial Officer, Mike Heather. The employment agreement provides for a minimum one-year term and provides for an initial salary of $180,000 per year. Under the agreement, Mr. Heather was awarded options to purchase 300,000 shares of common stock, at $5.00 per share, as part of his employment compensation. Upon the consummation of the Ivy Merger, Mr. Heather received cash compensation in exchange for the cancellation of any outstanding options. On January 17, 2007, the Compensation Committee increased Mr. Heather's annual base salary from $180,000 to $225,000. Effective July 17, 2007, Mr. Heather's annual base salary was further increased to $350,000. On February 12, 2009, the Company and Mr. Heather entered into a First Amendment to Employment Agreement that provided for the ability of the Compensation and Benefits Committee of the Company's Board of Directors to declare discretionary bonuses to Mr. Heather.

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

Director Compensation

        The following table summarizes the compensation of each of our directors who is not also a named executive officer for his service as a director for the fiscal year ended September 30, 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
David Levinsohn	65,000	(3)	47,760	—	N/A	N/A	N/A		112,760
Kenneth Schwartz, CPA	64,000	(4)	47,760	—	N/A	N/A	N/A		111,760
Glenn R. Robson	55,000	(5)	47,760	—	N/A	N/A	N/A		102,760
Jeereddi Prasad, MD	—		—	—	N/A	N/A	538,000	(6)	538,000	(6)

(1)
Reflects cash compensation earned for the fiscal year ended September 30, 2010. Non-employee directors were paid a flat monthly fee of $2,000 per month. For his service as Audit Committee Chairman, Mr. Schwartz was paid an additional fee of $1,000 per month. Mr. Levinsohn was paid an additional fee of $1,000 per month for his service as Compensation Committee Chairman and an additional $500 per month for his service as the Lead Independent Director. Also reflected are fees earned by the independent members of the Board of Directors for their service as members of the Special Committee of the Board that had certain duties regarding the evaluation of the Ivy Merger. Special Committee members were paid a fee of $1,000 for each Special Committee meeting that they attended. Additionally, each member of the committee was paid a one time $2,000 fee for committee membership and Glenn Robson was paid an additional $2,000 for his service as the chairman of the committee.

(2)
For their services during the Company's fiscal 2010, each of the Board's independent directors was granted 6,000 shares of the Company's common stock on November 10, 2010.

(3)
Includes $42,000 for his service as a director, Compensation Committee Chairman and Lead Independent Director. Also includes $23,000 for his service on the Special Committee in connection with the Ivy Merger.

(4)
Includes $36,000 for his service as a director and Audit Committee Chairman. Also includes $28,000 for his service on the Special Committee in connection with the Ivy Merger.

(5)
Includes $24,000 for his service as a director. Also includes $31,000 for his service as Chairman of the Special Committee in connection with the Ivy Merger.

(6)
Dr. Prasad receives no compensation for his service as a director of the Company, but is compensated for his service as President of one of our affiliated physician organizations. The amount shown consists of Dr. Prasad's annual salary of $304,000, performance bonus of $226,000, as well as payment or reimbursement of life and health insurance premiums and an automobile allowance.

        In connection with the consummation of the Ivy Merger on December 15, 2010, Messrs. Levinsohn, Schwartz and Robson submitted their resignations. See "Terms of Office" in Part III, Item 10 above, for a description of the method of selection of the members of the Company's Board of Directors after the consummation of the Ivy Merger.

Director Compensation Policy

        Under the Company's compensation structure, independent directors currently receive a flat monthly fee of $2,000 per month. Additional $1,000 monthly fees are paid for service as Audit Committee Chairman and for service as Compensation Committee Chairman, and an additional $500 per month is paid to the designated Lead Independent Director. Also, in connection with their service as members of the Special Committee of the Board that had certain duties regarding the evaluation of the Ivy Merger, a fee of $1,000 was paid for each meeting attended, an additional one time $2,000 fee was paid to each member for committee membership and the Chairman of the committee was paid an additional $2,000 fee.

        Due to the consummation of the Ivy Merger and the corresponding changes in the membership of the Company's Board of Directors, consideration will be given to whether any changes to the existing Board compensation structure are appropriate.

        Our Board of Directors has engaged the services of certain compensation consultants to assist them in their determination of the appropriate compensation for the services of the Board's independent directors. Among other related information, the consultants have provided the Company with comparative analyses between compensation levels at different companies that are comparable to the Company in terms of size, revenue, industry and situation. During the fiscal years ended September 30, 2010 and 2009, the Board engaged the executive and director compensation consulting services of Lockton Companies, LLC, or Lockton. Under the engagement, Lockton has provided the Company with executive and director pay comparisons between the Company and similar companies, related information and executive and director pay recommendations that have been taken into consideration in the determination of the appropriate compensation for the Board's independent directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Amount and Nature of Shares of Common Stock Beneficially Owned

        The following tables set forth the beneficial ownership of the Company's common stock as of December 15, 2010, and after giving effect to the Ivy Merger:

Ownership of Prospect Medical Holdings, Inc.

Name	Number of Shares	Percent
Ivy Intermediate Holding, Inc.	100	100%

Ownership of Ivy Intermediate Holding, Inc.

Name	Number of Shares	Percent
Ivy Holdings Inc.	100	100%

Ownership of Ivy Holdings, Inc.

Name	Number of Shares	Percent
Green Equity Investors V, L.P.	642,056.99	46.0%
Green Equity Investors Side V, L.P.	192,601.66	13.8%
Ivy LGP Co-Invest LLC	20,341.39	1.5%
Samuel Lee	281,695.00	20.2%
David & Alexa Topper Family Trust u/d/t September 29, 1997	208,600.00	14.9%
Mike Heather	22,260.00	1.6%
Jeereddi Prasad, M.D.	16,810.00	1.2%
Other Employees of Prospect Medical Holdings, Inc.	11,625.00	0.8%
Our Directors and Executive Officers as a Group (7 Persons)(1)	320,765	23.0%

(1)
Our remaining three directors not listed above—John Baumer, Michael Solomon and Alyse Wagner—are not the beneficial owners of any Ivy Holdings, Inc. common stock,

  and our remaining executive officer not listed above—Donna Vigil—is not the beneficial owner of any Ivy Holdings, Inc. common stock.

Equity Compensation Plans

        The following table sets forth information as of September 30, 2010 regarding shares of our common stock authorized for issuance under our compensation plans, including individual compensation arrangements:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our security holders:
1998 Stock Option Plan	88,990	$5.61	—	(1)
2008 Omnibus Equity Incentive Plan	2,382,710	$3.12	833,718
Equity compensation plans not approved by our security holders:
Options issued outside of plans(2)	1,756,250	$2.84

Total	4,227,950	$3.06	833,718

(1)
Upon the adoption of our 2008 Omnibus Equity Incentive Plan, we determined not to make further grants or awards under our 1998 Stock Option Plan.

(2)
The options shown consist of options to purchase up to 300,000 shares of our common stock granted to Mr. Heather in connection with his employment agreement described below under "Employment Arrangements" and options to purchase up to 1,456,250 shares of our common stock at an exercise price of $2.40 per share granted to Mr. Lee.

        Upon completion of the Ivy Merger on December 15, 2010, as described under Item 1, each outstanding option or warrant converted into the right to receive $8.50 for each share of the Company's common stock represented thereby, less the applicable exercise price and any applicable taxes. Therefore, as of December 15, 2010, there are no longer any options of warrants outstanding under the Company's Plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Jeereddi A. Prasad, M.D., who is a stockholder in the Company's new parent company, Ivy Holdings Inc., following the Ivy Merger and serves as one of our directors, owns directly or indirectly a controlling interest in the following entities (collectively, the "Prasad Entities"): Chaparral Medical Group, Inc.; Internal Medicine Medical Group; CMG Clinical Lab; Ancillary Services, Inc.; and Inland Valley Disease Management Clinic.

        Pomona Valley Medical Group, Inc. and Upland Medical Group, Inc. (the "Promed Affiliates") are wholly owned subsidiaries of Prospect Medical Group, Inc., which is an affiliated physician organization of Prospect Medical Holdings, Inc. The Promed Affiliates have contracts with the Prasad Entities, which provide primary care and specialty care services to patients of the Promed Affiliates.

        Payment arrangements with the Prasad Entities are on both a capitated and a fee-for-service basis. We also pay discretionary bonuses to the Prasad Entities. We paid the Prasad Entities approximately

$12,001,000 during the fiscal year ended September 30, 2008, $12,267,000 during the fiscal year ended September 30, 2009, and $14,254,000 during the fiscal year ended September 30, 2010.

        The Company entered into an Agreement and Plan of Merger, dated as of August 16, 2010 (the "Ivy Merger Agreement"), among the Company, Ivy Holdings Inc. ("Ivy Holdings"), and Ivy Merger Sub Corp. ("Merger Sub"), an indirect, wholly owned subsidiary of Ivy Holdings. On December 15, 2010, at a special meeting of the Company's stockholders, the adoption of the merger agreement was approved by the affirmative vote of a majority of the Company's common stock outstanding as of the record date for the special meeting. In accordance with the Ivy Merger Agreement and the Delaware General Corporation Law, Merger Sub subsequently merged with and into the Company on December 15, 2010 and the Company became an indirect, wholly-owned subsidiary of Ivy Holdings (the "Ivy Merger").

        Ivy Holdings was formed by, and prior to the merger was solely owned by, Green Equity Investors V, L.P., a Delaware limited partnership, and Green Equity Investors Side V, L.P., a Delaware limited partnership (the "LGP Funds"). The LGP Funds are affiliates of Leonard Green & Partners, L.P., a private equity fund.

        Pursuant to a contribution and subscription agreement with Ivy Holdings, immediately prior to the merger, a group of significant stockholders and management employees of Prospect Medical comprised of Samuel S. Lee (Chairman of the Board of Directors and Chief Executive Officer), Mike Heather (Chief Financial Officer), David R. Topper (the President of Prospect Medical's Alta Hospital System, LLC subsidiary) and Dr. Jeereddi A. Prasad (a director of Prospect Medical and the President of ProMed Health Services Company subsidiary), contributed to Ivy Holdings a total of 6,227,824 shares of Prospect Medical common stock in exchange for shares of Ivy Holdings common stock. As a result, Messrs. Lee, Topper and Heather and Dr. Prasad beneficially owned approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings immediately following the completion of the merger (excluding any stock options that may be granted pursuant to a management equity incentive plan that Ivy Holdings may adopt following the completion of the merger). Mr. Lee and Dr. Prasad remain as directors of PMH, and also have become directors of Ivy Holdings.

        The foregoing description of the contribution and subscription agreement and the transactions thereunder does not purport to be complete and is subject to, and qualified in its entirety by, the contribution and subscription agreement. A copy of the contribution and subscription agreement is set forth as Annex D to PMH's Proxy Statement on Schedule 14A filed with the SEC on November 12, 2010.

        Prior to the consummation of the Ivy Merger, the Company's Board of Directors included three directors, David Levinsohn, Glenn Robson and Kenneth Schwartz, that were considered "independent" under the standards of the Nasdaq Global Market. Following the consummation of the Ivy Merger, the Company is wholly-owned by Ivy Holdings and the Company's common stock is no longer listed on the NASDAQ Global Market. Therefore, the Company's Board of Directors is no longer subject to independence requirements. Under the independence standards of the NASDAQ Global Market, none of the Company's current directors would be considered "independent."

Item 14.    Principal Accountant Fees and Services.

        The following table represents aggregate fees billed to us by BDO USA, LLP, our principal accountant for fiscal years ended September 30, 2010 and 2009. Audit fees relate to the audits of the respective fiscal years, notwithstanding when the fees were billed or when the services were rendered.

Name	2010	2009
Audit Fees(1)	$1,251,429	$1,482,582
Audit related fees	—	622,328	(2)(3)
All other fees	12,757	6,762	(2)

Total fees	$1,264,186	$2,111,672

(1)
Includes fees and expenses related to the fiscal year audit of the consolidated financial statements and stand-alone audits of subsidiaries, quarterly reviews, and statutory and regulatory filings.

(2)
These fees were all pre-approved by the Audit Committee.

(3)
Includes fees and expenses related to pre-acquisition audit and reviews of Brotman Medical Center, Inc.

        The Audit Committee's charter provides that the committee will pre-approve all audit services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee may delegate authority to pre-approve audit services, other than the audit of the Company's annual financial statements, and permitted non-audit services to one or more committee members, provided that the decisions made pursuant to this delegated authority must be presented to the full committee at its next scheduled meeting. Pursuant to its charter, the committee has adopted procedures for the pre-approval of services by the Company's independent registered public accounting firm. The committee will, on an annual basis, retain the independent registered public accounting firm and pre-approve the scope of all audit services and specified audit-related services. The chair of the committee or the full committee must pre-approve the firm's review of any registration statements containing or incorporating by reference the firm's audit report and the provision of any related consent and the preparation and delivery of any comfort letters. The committee has pre-approved the independent registered public accounting firm's providing advice regarding isolated accounting and tax questions up to $30,000 per calendar quarter and services related to registration statements, periodic reports and filings in connection with securities offerings up to $30,000 per quarter. Any other permitted non-audit services must be pre-approved by either the chair or the full audit committee. In fiscal year 2010, 100 percent of the services provided to the Company by the independent registered public accounting firm were pre-approved in compliance with the policies described above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The financial statements and financial statement schedule listed under Item 8 are included in this report beginning on page F-1. The following exhibits have been filed with, or are incorporated by reference, in this report:

2.1	Agreement and Plan of Merger, dated as of August 16, 2010, by and among Prospect Medical Holdings, Inc., Ivy Holdings Inc. and Ivy Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 16, 2010).
3.1
Second Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2010).
3.7	Third Amended and Restated Bylaws of Prospect Medical Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2010).
4.1
Indenture, dated July 29, 2009, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2009).
4.2	First Supplemental Indenture, dated December 15, 2010, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee).*
4.3	Form of 12 3/4% Senior Secured Notes, Series B, due 2014 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on September 30, 2009).
10.1
Warrant, dated as of January 15, 2004, to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.2
Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.3
Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.4
Management Agreement, dated as of January 1, 2003, between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.5
Management Agreement, dated as of January 1, 2003, between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 filed on May 27, 2004).

10.6	Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.7
Amendment to Management Services Agreement, made as of January 15, 2009, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.8
Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.9
Management Services Agreement, dated as of January 1, 2001, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.10
Amendment to Management Services Agreement, dated as of November 1, 2002, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.11
Amendment to Management Services Agreement, made as of January 15, 2009, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.12
Management Services Agreement, dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.13
Management Services Agreement, dated as of March 1, 2004, by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.14
Partnership Agreement, dated July 1, 1999, between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group (incorporated by reference to Exhibit 10.77 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.15	Prospect Medical Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.90 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.16	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.91 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.17
Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996 (incorporated by reference to Exhibit 10.194 to the Company's Amendment No. 2 to Registration Statement on Form 10 filed on August 27, 2004).
10.18
Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.195 to the Company's Amendment No. 3 to Registration Statement on Form 10 filed on October 21, 2004).

10.19	Amendment to Management Agreement, effective as of February 1, 2004, to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc. (incorporated by reference to Exhibit 10.198 to the Company's Amendment No. 3 to Registration Statement on Form 10 filed on October 21, 2004).
10.20
Amendment to Management Agreement, effective as of February 1, 2004, to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc. (incorporated by reference to Exhibit 10.199 to the Company's Amendment No. 3 to Registration Statement on Form 10 filed on October 21, 2004).
10.21
Form of stock option agreement used for incentive stock options granted under the Company's 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 20, 2005).
10.22
Form of stock option agreement used for non-qualified stock options granted under the Company's 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 20, 2005).
10.23
First Lien Credit Agreement, dated as of August 8, 2007, among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Cratos Capital Management, LLC, as Syndication Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.24
Second Lien Credit Agreement, dated as of August 8, 2007, among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.25
Continuing Guaranty (First Lien), dated as of August 8, 2007, by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.26
Continuing Guaranty (Second Lien), dated as of August 8, 2007, by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.27
Intercreditor Agreement, dated as of August 8, 2007, by Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, certain of their Subsidiaries as Guarantors, and Bank of America, N.A., as First Lien Collateral Agent, Second Lien Collateral Agent, and Control Agent (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.28
Executive Employment Agreement, dated August 8, 2007, between Alta Hospitals System, LLC, and Samuel S. Lee (incorporated by reference to Exhibit 99.4 to Samuel S. Lee's Schedule 13D filed on August 20, 2007).

10.29	Amendment to Executive Employment Agreement, effective March 19, 2008, by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee (incorporated by reference to Exhibit 7 to the Samuel S. Lee's Schedule 13D/A filed on April 22, 2008).
10.30
Second Amendment to Executive Employment Agreement, dated as of July 8, 2008, by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee (incorporated by reference to Exhibit 8 to the Samuel S. Lee's Schedule 13D/A filed on August 15, 2008).
10.31
Third Amendment to Executive Employment Agreement, dated as of February 12, 2009, among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC, and Samuel S. Lee (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.32
Amended and Restated Employment Agreement, dated as of May 12, 2009, between Prospect Medical Holdings, Inc. and Samuel S. Lee (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2009).
10.33
Employment Agreement, made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather (incorporated by reference to Exhibit 10.76 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.34
First Amendment to Employment Agreement, dated as of February 12, 2009, between Prospect Medical Holdings, Inc. and Mike Heather (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.35
Employment Agreement, effective June 1, 2007, between Jeereddi Prasad, M.D. and ProMed Health Care Administrators (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2010).
10.36
Management Services Agreement between Pomona Valley Medical Group, Inc. and ProMed Health Care Administrators, effective October 1, 1998 (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.37
Amendment to Management Services Agreement, made as of October 1, 2007, between ProMed Health Care Administrators, Inc. and Pomona Valley Medical Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.38
Management Services Agreement between Upland Medical Group, A Professional Medical Corporation and ProMed Health Care Administrators, effective October 1, 2002 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.39
Amendment to Management Services Agreement, made as of October 1, 2007, between ProMed Health Care Administrators, Inc. and Upland Medical Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.40
Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K filed on June 2, 2008).

10.41	Amendments Nos. 18 and 19 to Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.42
Amendments Nos. 20 and 21 to Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on December 21, 2009).
10.43
Hospital Inpatient Services Agreement between Alta Hollywood Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.44
First Lien Forbearance Agreement, dated as of February 13, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.45
Second Lien Forbearance Agreement, dated as of February 13, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.46
First Amendment to Forbearance Agreement, dated as of March 31, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.47
Consent Under Second Lien Forbearance Agreement, dated as of March 31, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.48
Amended and Restated Forbearance Agreement, dated as of April 10, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.49
Amended and Restated Second Lien Forbearance Agreement, dated as of April 10, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.50
Stock Purchase Agreement, dated as of April 23, 2008, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).

10.51	Amendment No. 1, dated July 3, 2008, to Stock Purchase Agreement, dated as of April 23, 2008, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D. (incorporated by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-4 filed on September 30, 2010).
10.52
Amendment No. 2, dated August 1, 2008, to Stock Purchase Agreement, dated as of April 23, 2008, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D. (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-4 filed on September 30, 2010).
10.53
First Amendment to Amended and Restated Forbearance Agreement, dated as of April 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.54
First Amendment to Amended and Restated Second Lien Forbearance Agreement, dated as of April 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.55
Resignation Agreement, dated as of May 12, 2008, between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.56
Second Amendment to Amended and Restated Forbearance Agreement, dated as of May 14, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.57
Second Amendment to Amended and Restated Second Lien Forbearance Agreement, dated as of May 14, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.58
Second Amendment to First Lien Credit Agreement, Waiver and Consent, dated as of May 15, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.59
Second Amendment to Second Lien Credit Agreement, Waiver and Consent, dated as of May 15, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.60
Third Amendment to First Lien Credit Agreement and First Amendment to Second Amendment to First Lien Credit Agreement, Waiver and Consent, dated as of June 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).

10.61	Third Amendment to Second Lien Credit Agreement and First Amendment to Second Amendment to Second Lien Credit Agreement, Waiver and Consent, dated as of June 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.62
Fifth Amended and Restated Assignable Option Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.63
Amendment to Fifth Amended and Restated Assignable Option Agreement, dated July 29, 2009, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.64
Third Amended and Restated Option Agreement, dated as of November 26, 2008, by and between Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.65
Amendment to Third Amended and Restated Option Agreement, dated July 29, 2009, between Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.66
Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Group shares) (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.67
Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Nuestra shares) (incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.68
Second Amended and Restated First Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.69
Second Amended and Restated Second Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.82 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.70
Form of Indemnification Agreement between Prospect Medical Holdings, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.71
Indemnification Agreement, dated November 26, 2008, by and between Prospect Medical Holdings, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.72	Prospect Medical Holdings, Inc. 2008 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K filed on December 29, 2008).

10.73	Form of Incentive Stock Option Agreement for grant of incentive stock options to participants under our 2008 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.74
Form of Non-Qualified Stock Option Agreement for grant of non-qualified stock options to participants under our 2008 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.87 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.75
Non-Qualified Stock Option Agreement between Prospect Medical Holdings, Inc. and Samuel S. Lee, effective as of August 20, 2008 (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.76
Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to Mike Heather, dated as of August 15, 2008 (incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.77
Form of Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to participants, dated as of September 10, 2008 (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.78
Indenture, dated July 29, 2009, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.79
Credit Agreement, dated July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as syndication agent) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2009).
10.80	Consent and Agreement, dated as of December 15, 2010, among the Company, Royal Bank of Canada (as administrative agent) and certain lenders party thereto.*
10.81
Continuing Guaranty, dated July 29, 2009, in favor of Royal Bank of Canada (as administrative agent), by: Alta Hospitals System, LLC; Alta Hollywood Hospitals, Inc.; Alta Los Angeles Hospitals, Inc.; Genesis Healthcare of Southern California, Inc., a Medical Group; Pomona Valley Medical Group, Inc.; ProMed Health Care Administrators; ProMed Health Services Company; Prospect Hospital Advisory Services, Inc.; Prospect Health Source Medical Group, Inc.; Prospect Medical Group, Inc.; Prospect Medical Systems, Inc.; Prospect NWOC Medical Group, Inc.; Prospect Professional Care Medical Group, Inc.; Starcare Medical Group, Inc.; and Upland Medical Group, a Professional Medical Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.82
Intercreditor Agreement, dated July 29, 2009, among Prospect Medical Holdings, Inc. and certain of it subsidiaries from time to time parties thereto, Royal Bank of Canada (as first lien collateral agent), U.S. Bank National Association (as second lien collateral agent) and Royal Bank of Canada (as control agent) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.83
Credit Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).

10.84	First Amendment to Credit Agreement and Waiver, dated as of December 11, 2009, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender) (incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K filed on December 21, 2009).
10.85
Second Amendment to Credit Agreement, dated as of February 17, 2010, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 17, 2010).
10.86
Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA West 16, LLC (as lender) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.87
Amendment No. 1 to Loan Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and JHA West 16, LLC (as lender) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.88
Amendment No. 2 to Loan Agreement entered into as of February 10, 2010 by Brotman Medical Center and JHA WEST 16, LLC (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2010).
10.89
Amendment No. 1 to Promissory Note entered into as of February 10, 2010 by Brotman Medical Center, Inc. and JHA WEST 16, LLC (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2010).
10.90
Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender) (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.91
Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.92
Amendment No. 1 to Loan Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.93
Fund Guarantee, dated August 16, 2010, by and among Prospect Medical Holdings, Inc., Green Equity Investors V, L.P. and Green Equity Investors Side V, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 16, 2010).
21.1	Subsidiaries of the Company.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 17, 2010.

PROSPECT MEDICAL HOLDINGS, INC. (Registrant)
/s/ SAMUEL S. LEE Samuel S. Lee Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL S. LEE Samuel S. Lee	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2010
/s/ MIKE HEATHER Mike Heather	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2010
/s/ JOHN BAUMER John Baumer	Director	December 17, 2010
/s/ MICHAEL SOLOMON Michael Solomon	Director	December 17, 2010
/s/ JEEREDDI PRASAD Jeereddi Prasad	Director	December 17, 2010
/s/ ALYSE WAGNER Alyse Wagner	Director	December 17, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Prospect Medical Holdings, Inc.
Los Angeles, California

        We have audited the accompanying consolidated balance sheets of Prospect Medical Holdings, Inc. (the "Company") as of September 30, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity, comprehensive income for 2009, and cash flows for each of the two years in the period ended September 30, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed as Item 15 in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prospect Medical Holdings, Inc. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective October 1, 2009, the Company adopted the provisions of Accounting Standards Codification 810-10-45, which addresses the presentation of noncontrolling interests.

                      /s/ BDO USA, LLP

Costa Mesa, California
December 17, 2010

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$50,729	$37,768
Restricted cash	3,122	1,395
Investments, primarily restricted certificates of deposit	634	665
Patient accounts receivable, net of allowance for doubtful accounts of $20,675 and $11,715 at September 30, 2010 and 2009, respectively	42,677	36,806
Due from government payers	4,318	6,427
Other receivables	2,148	1,711
Refundable income taxes, net	782	1,558
Deferred income taxes, net	7,671	6,644
Inventories	3,864	4,137
Prepaid expenses and other current assets	4,990	5,380

Total current assets	120,935	102,491
Property, improvements and equipment, net	63,104	63,724
Deferred financing costs, net	6,354	8,205
Goodwill	153,250	153,250
Intangible assets, net	42,159	46,425
Other assets	715	1,051

Total assets	$386,517	$375,146

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(continued)

	September 30,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$17,859	$16,824
Accounts payable and other accrued liabilities	33,206	31,773
Accrued salaries, wages and benefits	19,114	24,903
Due to government payers	13,834	13,834
Current portion of capital leases	674	820
Current portion of long-term debt	170,900	3,805
Other current liabilities	1,121	629

Total current liabilities	256,708	92,588
Long-term debt, net of current maturities	7,750	172,539
Deferred income taxes, net	31,717	29,975
Malpractice reserves	1,579	2,824
Capital leases, net of current portion	544	569
Other long-term liabilities	149	162

Total liabilities	298,447	298,657

Commitments, Contingencies and Subsequent Events
Shareholders' equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 21,399,508 and 20,619,278 shares issued and outstanding at September 30, 2010 and 2009, respectively	214	206
Additional paid-in capital	97,675	94,498
Accumulated deficit	(7,931)	(18,303)

Total Prospect Medical Holdings, Inc.'s shareholders' equity	89,958	76,401
Noncontrolling interest	(1,888)	88

Total shareholders' equity	88,070	76,489

Total liabilities and shareholders' equity	$386,517	$375,146

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2010	2009
Revenues:
Net Hospital Services revenues	$279,079	$205,504
Medical Group revenues	190,117	196,730

Total revenues	469,196	402,234

Operating expenses:
Hospital operating expenses	206,906	146,349
Medical Group cost of revenues	149,503	151,056
General and administrative	60,206	58,766
Depreciation and amortization	8,235	7,829

Total operating expenses	424,850	364,000
Operating income from unconsolidated joint venture	2,504	2,046

Operating income	46,850	40,280

Other (income) expense:
Interest expense and amortization of deferred financing costs, net	28,096	28,964
Loss on interest rate swap arrangements	—	5,299
Prepayment penalties on debt refinance	—	2,588
Loss on termination of interest rate swap arrangements	—	6,861

Total other expense, net	28,096	43,712

Income (loss) before income taxes	18,754	(3,432)
Income tax provision (benefit)	10,338	(1,019)

Net income (loss)	8,416	(2,413)
Net income (loss) attributable to noncontrolling interest	(1,956)	7

Net income (loss) attributable to Prospect Medical Holdings, Inc.	$10,372	$(2,420)

Per share data:
Net income (loss) attributable to Prospect Medical Holdings, Inc. per common share
Basic	$0.50	$(0.12)

Diluted	$0.45	$(0.12)

Weighted average shares outstanding:
Basic	20,925	20,531

Diluted	22,804	20,531

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Prospect Medical Holdings, Inc. Shareholders' Equity	Non- controlling Interest	Total Shareholders' Equity
Balance at September 30, 2008	20,508,444	$205	$93,407	$(4,917)	$(15,883)	$72,812	$81	$72,893
Options exercised	44,167	—	102	—	—	102	—	102
Stock based compensation	66,667	1	989	—	—	990	—	990
Comprehensive income:
Net loss	—	—	—	—	(2,420)	(2,420)	7	(2,413)
Reversal of unrealized losses upon termination of interest rate swap arrangements (net of income tax effect of $2,677)	—	—	—	4,917	—	4,917	—	4,917

Subtotal—comprehensive income	—	—	—	4,917	(2,420)	2,497	7	2,504

Balance at September 30, 2009	20,619,278	206	94,498	—	(18,303)	76,401	88	76,489
Options exercised	341,775	4	548	—	—	552	—	552
Stock-based compensation	212,666	2	2,142	—	—	2,144	—	2,144
Excess tax benefits from options exercised	—	—	214	—	—	214	—	214
Warrants exercised	225,789	2	273	—	—	275	—	275
Increased investment in noncontrolling interest	—	—	—	—	—	—	(20)	(20)
Net income (loss)	—	—	—	—	10,372	10,372	(1,956)	8,416

Balance at September 30, 2010	21,399,508	$214	$97,675	$—	$(7,931)	$89,958	$(1,888)	$88,070

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$8,416	$(2,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,235	7,829
Amortization of deferred financing costs, net	1,890	1,189
Amortization of original issue discount	1,945	284
Provision for bad debts	29,968	17,889
Payment-in-kind interest expense	—	277
Amortization of other accumulated comprehensive income related to interest rate swap arrangements	—	1,179
Deferred income taxes, net	716	(4,108)
Stock-based compensation	2,144	989
Excess tax benefits from options exercised	214	—
(Gain) loss on sale of assets	(7)	34
Loss on interest rate swap agreements	—	12,160
Change in assets and liabilities, net of acquisition
Patient, other receivables and due to/from government payors	(34,166)	(12,467)
Prepaid expenses and other	392	(470)
Inventories	274	180
Refundable income taxes, net	776	1,096
Deposits and other assets	278	(161)
Accrued medical claims and other healthcare costs payable	1,035	(3,656)
Accounts payable and other accrued liabilities	(5,125)	3,742

Net cash provided by operating activities	16,985	23,573

Investing activities
Purchases of property, improvements and equipment	(2,730)	(1,558)
Decrease in note receivable	55	50
Cash paid for acquisition, net of cash received	—	(2,310)
Capitalized expenses related to acquisition	—	(37)
Decrease (increase) in restricted certificates of deposit	31	(27)
Other investing activities	(20)	332

Net cash used in investing activities	(2,664)	(3,550)

Financing activities
Borrowings from long-term debt	—	147,736
Borrowings (repayments) on Brotman line of credit, net	1,392	3,483
Repayments on former line of credit	—	(7,100)
Repayments of former long-term debt	—	(141,837)
Repayments on Brotman Creditors Trust Note	(1,031)	(595)
Repayments of capital leases	(782)	(648)
Cash paid to terminate interest rate swap arrangements	—	(11,312)
Change in restricted cash	(1,727)	1,396
Proceeds from exercises of stock options and warrants	827	102
Cash paid for deferred financing costs, net	(39)	(7,063)

Net cash used in financing activities	(1,360)	(15,838)

Increase in cash and cash equivalents	12,961	4,185
Cash and cash equivalents at beginning of year	37,768	33,583

Cash and cash equivalents at end of year	$50,729	$37,768

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$631	$450

Interest paid	$23,234	$37,110

Income taxes paid, net	$8,634	$2,067

Details of business acquired:
Fair value of assets acquired	$—	$53,302
Liabilities assumed or accrued for	$—	$(78,119)

Total net liabilities acquired	$—	$(24,817)
Goodwill and identifiable intangible recognized	—	27,373

Cash paid for acquisition	—	2,556
Less cash acquired	$—	$(209)

Net cash paid for acquisition	$—	$2,347

The accompanying notes are an integral part of the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        Prospect Medical Holdings, Inc. ("Prospect," "Company" or the "Parent Entity") is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC ("Alta"), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations ("Medical Groups") or medical clinics. Following the Alta acquisition and acquisition of a majority stake in Brotman Medical Center, Inc., a California corporation ("Brotman"), on April 14, 2009 (see Note 5), as of September 30, 2010, the Company owns and operates five community-based hospitals in Southern California, and its operations are organized into three primary reportable segments: Hospital Services, Medical Group and Corporate as discussed below.

Liquidity and Capital Resources

        As further discussed in Note 4, effective December 15, 2010, our stockholders adopted the Merger Agreement, entered into between the Company with Ivy Holdings Inc. and Ivy Merger Sub Corp., at a special meeting of stockholders. Following the merger, each holder of senior secured notes is entitled under the indenture to require the Company to repurchase all or a portion of the holder's senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the effective time of the merger, the Company has mailed a notice to each holder of such notes advising the holder that it is entitled under the indenture, within 90 days of the effective time of the merger, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. Pending the expiration of the 90 days redemption period, the amounts owing under the senior secured notes plus accrued and unpaid interest thereon have been reflected as current in the accompanying September 30, 2010 consolidated balance sheet (refer to Note 9).

        The LGP Funds have agreed in the Merger Agreement to provide a backstop commitment letter to provide the funds that are required to comply with the change of control provisions contained in the indenture governing the Company's senior secured notes. LGP Funds may fail to meet its obligations under the Merger Agreement and as a consequence, the Company fails to satisfy its obligations under the indenture of the senior secured notes, in which event, this would negatively impact the Company's liquidity, ability to operate and ability to continue as a going concern.

  Hospital Services Segment

        Alta and Brotman (collectively, the "Hospital Services segment") own and operate five hospitals in Los Angeles County, with a total of 759 licensed beds served by 746 on-staff physicians at September 30, 2010. As of September 30, 2010, Alta hospitals were accredited by the Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations). Brotman is currently accredited by CMS, and is in the process of accreditation by Det Norske Veritas ("DNV") Healthcare, Inc (retroactive to November 9, 2010). Alta owns (i) Alta Hollywood Hospitals, Inc., a California corporation, dba Hollywood Community Hospital and Van Nuys Community Hospital; and (ii) Alta Los Angeles Hospitals, Inc., a California corporation, dba Los Angeles Community Hospital and Norwalk Community Hospital. On April 14, 2009 (the "Acquisition Date"), the Company increased its existing approximately 33% ownership stake in Brotman, to approximately 72% via an investment of approximately $2,500,000 in cash, thereby obtaining a controlling interest. As further discussed in Note 18, following the consummation of the Rights Offering, effective November 15, 2010 the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization (Continued)

Company increased its ownership stake in Brotman to approximately 78%. Brotman owns and operates Brotman Medical Center, located in Culver City, California.

        The hospitals in Hollywood, Los Angeles and Norwalk offer a comprehensive range of medical and surgical services, including general acute care hospital services, pediatrics, obstetrics and gynecology, pediatric sub-acute care, general surgery, medical-surgical services, orthopedic surgery, and diagnostic, outpatient, skilled nursing and urgent care services. The hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Brotman offers a comprehensive range of inpatient and outpatient services, including general surgery, orthopedic, spine and neurosurgery, cardiology, diagnostic outpatient, rehabilitation, psychiatric and detox services. In addition, Brotman has an active emergency room that provides emergency services to the West Los Angeles area.

        The table below gives a brief overview of the Company's hospitals and the locations they serve as of September 30, 2010:

Name/Location	Primary Service	Number of Beds
Hollywood Community Hospital Hollywood, CA 100% owned	Medical/Surgical	100 licensed beds/100 staffed beds
Los Angeles Community Hospital Los Angeles, CA 100% owned	Medical/Surgical	130 licensed beds/121 staffed beds
Norwalk Community Hospital Norwalk, CA 100% owned	Medical/Surgical	50 licensed beds/50 staffed beds
Van Nuys Community Hospital Van Nuys, CA 100% owned	Psychiatric	59 licensed beds/57 staffed beds
Brotman Medical Center Culver City, CA 72% owned (Note 18)	Medical/Surgical	420 licensed beds/220 staffed beds

        Admitting physicians are primarily practitioners in the local area. The Hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third party payers, including some commercial insurance carriers, health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs").

  Medical Group Segment

        The Medical Group segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations ("Medical Groups"). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as "capitation" payments. The Medical Groups contract with physicians (primary care and specialist) and other healthcare providers to provide enrollees with all medical services.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization (Continued)

Prospect currently manages the provision of prepaid healthcare services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of September 30, 2010 (stand alone or individually referred to as, an "Affiliate"):

  Prospect Medical Group, Inc. ("PMG")
  Prospect Health Source Medical Group, Inc. ("PHS")
  Prospect Professional Care Medical Group, Inc. ("PPCM")
  APAC Medical Group, Inc. ("APA") (Inactive)
  Genesis HealthCare of Southern California, Inc. ("Genesis")
  Prospect NWOC Medical Group, Inc. ("PNW")
  StarCare Medical Group, Inc. ("PSC")
  Santa Ana/Tustin Physicians Group, Inc. ("SATPG") (Inactive)
  AMVI/Prospect Health Network ("AMVI/Prospect")
  Nuestra Familia Medical Group, Inc. ("Nuestra")
  Upland Medical Group, a Professional Medical Group ("UMG")*
  Pomona Valley Medical Group, Inc. ("PVMG")*

*
PVMG and UMG are collectively referred to as the "ProMed Entities."

        These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by Prospect:

  Prospect Medical Systems, Inc. ("PMS")
  ProMed Healthcare Administrators, Inc. ("PHCA")

        All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 62.2% owned by a nominee physician shareholder pursuant to an assignable option agreement described below, and AMVI/Prospect which is a 50/50 Joint Venture between AMVI and PMG. PMG is owned by the same nominee physician shareholder pursuant to a separate assignable option agreement. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying consolidated financial statements.

        The AMVI Joint Venture was formed for the sole purpose of combining enrollment in order to meet minimum enrollment levels required for participation in the CalOptima Medicaid (Medi-Cal in California) program in Orange County, California. The joint venture ownership is set at 50/50 to prevent either party from exerting control over the other; however, AMVI and Prospect's businesses are operated autonomously, and enrollees, financial results and cash flows are each separately tracked and recorded. In accordance with the joint venture partnership agreement, profits and losses are not split in accordance with the partnership ownership interest, but rather, are directly tied to the results generated by each separate portion of the business. Separate from any earnings the Company generates from their portion of business within the joint venture, the Company also earns fees for management services they provide to their partner in the joint venture. The Company accounts for their interest in the joint venture partnership using the equity method of accounting. The Company includes in the consolidated financial statements only the net results attributable to those enrollees specifically identified as assigned to the Company, together with the management fee that they charge for managing those enrollees specifically assigned to the other joint venture partner. Note 14 contains summarized unaudited financial information for the joint venture.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization (Continued)

        PMS has entered into an assignable option agreement with PMG and the nominee physician shareholder of PMG. Under the assignable option agreement, Prospect acquired an assignable option for a nominal amount from PMG and the nominee shareholder to purchase all or part of PMG's assets (the Asset Option) and the right to designate the purchaser (successor physician) for all or part of PMG's issued and outstanding stock held by the nominee physician shareholder (the Stock Option) in its sole discretion. The Company may also assign the assignable option agreement to any person. The assignable option agreement has an initial term of 30 years and is automatically extended for additional terms of 10 years each, as long as the term of the related management services agreement described below (the Management Agreement) is automatically extended. Upon termination of the Management Agreement with PMG, the related Asset Option and Stock Option are automatically and immediately exercised. The Asset and Stock Options may be exercised separately or simultaneously for a purchase price of $1,000 each. Under these nominee shareholder agreements, Prospect has the unilateral right to establish or effect a change of the nominee, at will, and without the consent of the nominee, on an unlimited basis and at nominal cost throughout the term of the Management Agreement. In addition to the Management Agreement with PMG, Prospect, through one of its management company subsidiaries, has a management agreement with each Affiliate. The term of the Management Agreements is generally 30 years. PMG is the nominee shareholder of SATPG, PHS, PPCM, PNW, PSC, APA, Genesis, PVMG, and UMG. Dr. Lipper is the nominee shareholder as to the 62% interest in Nuestra.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization (Continued)

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

        Further, Prospect's rights under the Management Agreements are unilaterally salable or transferable. Based on the provisions of the Management Agreements and the assignable option agreement with PMG, Prospect has determined that it has a controlling financial interest in the Affiliates. Consequently, under applicable accounting principles, Prospect consolidates the revenues and expenses of all the Affiliates except AMVI/Prospect from the respective dates of execution of the Management Agreements. All significant inter-entity balances have been eliminated in consolidation. In the case of AMVI/Prospect, only that portion of the results which are contractually identified as Prospect's are recognized in the consolidated financial statements, together with the management fee that the Company charges AMVI for managing AMVI's share of the joint venture operations.

        Prospect has also entered into management agreements with unaffiliated third parties to manage services to their HMO enrollees.

        The affiliated physician organizations provided medical services to a combined total of approximately 177,500 and 177,400 HMO enrollees as of September 30, 2010 and 2009, respectively. The enrollees include approximately 20,400 and 10,100 enrollees that the Company manages for the economic benefit of two independent third parties, and for which the Company earns management fee income as of September 30, 2010 and 2009, respectively. The total paid member months, for the fiscal years ended September 30, 2010 and 2009 was 2,077,000 and 2,207,000, respectively.

  Corporate Segment

        Corporate segment reflects certain expenses incurred at the Parent Entity not specifically allocable to the Hospital Services or Medical Group segments. These include and are not limited to salaries, benefits and other compensation for corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley compliance. The Company does not allocate interest expense, gain or loss on interest rate swaps and income taxes to the other reporting segments.

2. Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. The Medical Group entities (subsidiaries) have been determined to be variable interest entities due to the existence of a call option under which the Company has the ability to require the holders of all of the voting common stock of the underlying subsidiaries to sell their shares at a fixed nominal price ($1,000) to

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

another designated physician chosen by the Company. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has a management agreement with the subsidiaries and the holders of the voting common stock of the subsidiaries which allows the Company to direct all of the activities of the subsidiaries, retain all of the economic benefits and assume all of the risks associated with ownership of the subsidiaries. In this manner, the Company has all of the economic benefits and risks associated with the subsidiaries, but has disproportionately few voting rights (based on the terms of the equity). As the Company retains all of the economic benefits and assumes all of the risks associated with ownership of the subsidiaries, the Company is considered to be the primary beneficiary of the activities of the subsidiaries and therefore must consolidate the underlying subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Revenues

        Revenues by reportable segment are comprised of the following amounts (in thousands):

	Year Ended September 30,
	2010	2009(1)
Net Hospital Services
Inpatient	$245,488	$186,900
Outpatient	30,809	16,913
Other	2,782	1,691

Total net Hospital Services revenues	$279,079	$205,504

Medical Group
Capitation	$187,718	$194,126
Management fees	1,153	556
Other	1,246	2,048

Total Medical Group revenues	$190,117	$196,730

Total revenues	$469,196	$402,234

(1)
Brotman revenues have been included in the accompanying consolidated financial statements effective April 14, 2009, when the Company acquired a majority stake in Brotman. Accordingly, the year ended September 30, 2009 included only 169 days of Brotman operating results.

  Hospital Services Segment

  Net Patient Service Revenues

        Operating revenue of the Hospital Services segment consists primarily of net patient service revenue. The Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others in the period in which services are rendered. The Company has agreements with third-party payers, including Medicare, Medi-Cal, managed care and other insurance programs that are paid upon negotiated rates. These payment arrangements include

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments, as further described below. Estimates of contractual allowances are based upon the payment terms specified in the related contractual agreements. The Company accrues for amounts that it believes may ultimately be due to or from the third-party payers. Normal estimation differences between final settlements and amounts accrued in previous years are reported as changes in estimates in the current year. Outstanding receivables, net of allowances for contractual discounts and bad debts, are included in patient accounts receivable in the accompanying consolidated balance sheets. A summary of the payment arrangements with major third-party payers follows:

          Medicare: Inpatient services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge, according to a patient classification system based on clinical, diagnostic, and other factors. Outpatient services are paid based on a blend of prospectively determined rates and cost-reimbursed methodologies. The Company is also reimbursed for various disproportionate share and Medicare bad debt components at tentative rates, with final settlement determined after submission of annual Medicare cost reports and audits thereof by the Medicare fiscal intermediary. Normal estimation differences between final settlements and amounts accrued in previous years are reflected in net patient service revenue in the year of final settlements, which amounts totaled approximately $377,000 and $1,087,000 in fiscal years ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, cost report settlements, which are recorded as net due from government payers in the accompanying consolidated balance sheets, totaled approximately $103,000 and $1,575,000 respectively.

          Medi-Cal: Inpatient services rendered to Medi-Cal program beneficiaries are paid at contracted per diem rates. The per diem rates are not subject to retrospective adjustment. Outpatient services are paid based on prospectively determined rates per procedure provided. The Alta hospitals are eligible to participate in the State of California Medi-Cal Disproportionate Share ("DSH") programs, under which medical facilities that serve a disproportionate number of low-income patients receive additional reimbursements. Eligibility is determined annually based on prescribed guidelines. The Company accrues a receivable each month based on the expected total annual DSH payments. Differences between the estimated and the actual award (which have not been significant) are recorded in the period they become known. The Medi-Cal DSH receivable as of September 30, 2010 and 2009 totaled approximately $4,215,000 and $4,852,000, respectively, and were included in government program receivables in the accompanying consolidated balance sheets. For fiscal years ended September 30, 2010 and 2009, total Medi-Cal DSH payments received by Alta hospitals were approximately $15,558,000 and $11,968,000, respectively, and total Medi-Cal DSH revenues recorded were approximately $14,758,000 and $12,245,000 respectively.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Due to/from Governmental Payers

        Following the acquisition of Brotman, effective April 14, 2009, the Company consolidated Brotman's estimated liability to the Centers for Medicare and Medicaid Services ("CMS") arising out of outlier payments received for services provided by Brotman to Medicare eligible inpatients, primarily for the last four months of calendar year 2005 and all of calendar year 2006.

        While Brotman reports financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology primarily based on the diagnosis of the patient, but are entitled to receive additional payments, referred to as "outliers" for patients whose treatment is very costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the "RCC") based on the statewide average. Payments on this basis were an interim estimate, subject to final determination upon auditing of the Hospital's cost reports. The Hospital filed its Medicare cost reports, but determined that its outlier reimbursement for services provided in fiscal years 2005 and 2006 might be subject to adjustment based on certain outlier reconciliation rules. The Company believes that CMS has not conducted any outlier reconciliations under current regulations, has not formally notified the Hospital of any pending reconciliation to be conducted regarding their cost reports and has not determined the amount of any liability at this point related to possible overpayments. As of September 30, 2010 and 2009, an estimated liability of $13,834,000 was included in each of the accompanying consolidated balance sheets related to this matter.

        The following is a summary of due from and due to governmental payers at September 30 (in thousands):

	September 30,
	2010	2009
Due from government payers:
Medi-Cal Disproportionate Share (DSH)	$4,215	$4,852
Medicare cost report settlements, net	103	1,575

	$4,318	$6,427

Due to government payers:
Outlier liability	$13,834	$13,834

  Charity Care

        The Company provides charity care to patients whose income level is below 300% of the Federal Poverty Level. Patients with income levels between 300% and 350% of the Federal Poverty Level qualify to pay a discounted rate under AB774 based on various government program reimbursement levels. Patients without insurance are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability. Patient advocates from the Company's Medical Eligibility Program ("MEP") screen patients in the Hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Based on the Company's gross charge rates, revenues foregone under the charity policy, including indigent care accounts, were approximately $2,977,000 and $4,600,000, for fiscal years ended September 30, 2010 and 2009, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The Company is not aware of any material claims, disputes, or unsettled matters with any payers that would affect revenues that have not been adequately provided for and disclosed in the accompanying consolidated financial statements.

  Provisions for Contractual Allowances and Doubtful Accounts

        Collection of receivables from third-party payers and patients is the Company's primary source of cash and is critical to its operating performance. The Company closely monitors its historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions for contractual allowances are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts management estimates and records. The Company's primary collection risks relate to uninsured patients and the portion of the bill which is the patient's responsibility, primarily co-payments and deductibles. Payments for services may also be denied due to issues over patient eligibility for medical coverage, the Company's ability to demonstrate medical necessity for services rendered and payer authorization of hospitalization. The Company estimates the provisions for doubtful accounts based on general factors such as payer mix, the age of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts, and makes adjustments to the Company's allowances as warranted.

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

        The provision for bad debts for the years ended September 30, 2010 and 2009 totaled $29,968,000 and $17,889,000, respectively.

  Medical Group Segment

  Medical Group Revenues

        Operating revenue of the Medical Group Segment consists primarily of payments for medical services provided by the Affiliates under capitated contracts with various managed care providers including HMOs. Capitation revenue under HMO contracts is prepaid monthly to the Affiliates based

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

on the number of enrollees electing any one of the Affiliates as their health care provider. See "Concentrations of Credit Risks" below for revenues received from the five largest contracted HMOs.

        Capitation revenue (net of capitation withheld to fund risk share deficits discussed below) is recognized in the month in which the Affiliates are obligated to provide services. Minor ongoing adjustments to prior months' capitation, primarily arising from contracted HMOs' finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a "Risk Adjustment model," which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with healthier enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods (generally in our fourth quarter) after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized in the year to which they relate, generally in the fourth quarter, when those changes are communicated by the health plans to the Company. The Company received and recorded as an addition to revenue, approximately $4,000,000 and $4,300,000, respectively, in positive capitation risk adjustments in the fourth quarter of fiscal 2010 and 2009.

        HMO contracts also include provisions to share in the risk for hospitalization, whereby the Affiliate can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Typically, any shared risk deficits are not payable until and unless the Company generates future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is typically extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are only recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year. In fiscal years ended September 30, 2010 and 2009, Medical Group revenues include approximately $2,224,000 and $1,228,000, respectively, of additional (reduction in) revenues due to favorable (unfavorable) settlements on prior year risk-sharing arrangements. At September 30, 2010 and 2009, contingent liabilities for carry-forward risk-pool deficits expected to be forgiven, or offset against future surpluses were approximately $4,800,000 and $6,200,000, respectively, based on the available information from the health plans.

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

  Medical Group Cost of Revenues

        The cost of health care services consists primarily of capitation and claims payments, pharmacy costs and incentive payments to contracted providers. These costs are recognized in the period incurred, or when the services are provided. Claims costs also include an estimate of the cost of services which have been incurred but not yet reported to the Company. The estimate for accrued medical costs is based on projections of costs using historical studies of claims paid and adjusted for seasonality, utilization and cost trends. These estimates are subject to trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management records its best estimate of the amount of medical claims incurred at each reporting period. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations. See Note 13 for changes in claims estimates during the fiscal years ended September 30, 2010 and 2009.

        In addition to contractual reimbursements to providers, the Company also makes discretionary incentive payments to physicians, which are in large part based on the pay-for-performance and shared risk revenues and favorable senior capitation risk adjustment payments received by the Company. Since the Company records these revenues generally in the third or fourth quarter of each fiscal year when the incentives and capitation adjustments due from the health plans are known, the Company also finalizes the discretionary physician bonuses in the same period. In fiscal years ended September 30, 2010 and 2009, the Company recorded discretionary physician incentives expense totaling approximately $2,899,000 and $3,400,000, respectively.

        The Company also periodically evaluates the need to establish premium deficiency reserves for the probability that anticipated future health care costs could exceed future capitation payments from HMOs under capitated contracts. To date, management has determined that no significant premium deficiency reserves have been necessary. The Company, for certain matters, maintains stop loss coverage for health care costs that are in excess of set thresholds. The Company is currently in dispute with its previous stop loss carrier relating to 2007 and 2008 policies. The extent of this contingency cannot be determined with any certainty. Accordingly no amounts have been recorded relative to this uncertainty.

Property, Improvements and Equipment

        Property, improvements and equipment are stated on the basis of cost or, in the case of acquisitions, at their acquisition date fair values. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, and amortization of leasehold improvements is provided using the straight-line basis over the shorter of the remaining lease period or the estimated useful lives of the leasehold improvements. Leasehold improvements are generally depreciated over five to ten years, buildings are depreciated over twenty to twenty-eight years, equipment is depreciated over two to five years and furniture and fixtures are depreciated over two to seven years. Equipment capitalized under capital lease obligations are amortized over the life of the lease. At September 30, 2010 and 2009, the Company had assets under capitalized leases of approximately $4,626,000 and $4,059,000, respectively, and related accumulated depreciation of $2,880,000 and $2,052,000, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Depreciation expense was approximately $3,969,000 and $3,514,000 for the fiscal years ended September 30, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets totaled approximately $195,409,000 and $199,675,000 at September 30, 2010 and 2009, respectively, and arose as a result of the ProMed, Alta and Brotman business acquisitions. Other intangible assets include customer relationships, covenants not-to-compete, trade names and provider networks. Goodwill represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired, including identifiable intangible assets. In conjunction with these acquisitions, management of the Company has reviewed the allocation of the excess of the purchase consideration (including costs incurred related to the acquisitions) over net tangible and intangible assets acquired, and has determined that the goodwill is primarily related to the operating platforms acquired through the addition of the existing renewable HMO contracts in the case of ProMed and new business segments in the case of the Alta and Brotman acquisitions. Acquisitions are discussed further in Note 5 below.

        Goodwill and other intangible assets with indefinite useful lives are not amortized; rather they are reviewed annually for impairment for each reporting unit, or more frequently if impairment indicators arise. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized, if any. As further discussed in Notes 5 and 6, the Company has four operating units, consisting of Alta, Brotman, ProMed and Prospect (which includes all other affiliated physician organizations).

        The Company tests for goodwill impairment in the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed the fair value. In evaluating whether indicators of impairment exist, the Company considers adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, ability to maintain enrollment and renew payer contracts at favorable terms, among other factors. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of the reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded companies, and (ii) a discounted cash flow model that utilizes expected future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital, which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the "implied fair value" of the goodwill, which is compared to its corresponding carrying value. The impairment test at September 30, 2010 resulted in no impairment charge.

Long-Lived Assets and Amortizable Intangibles

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

Medical Malpractice Liability Insurance

        The individual physicians who contract with the Affiliates carry their own medical malpractice insurance. In the Hospital Services segment, Alta and Brotman purchase professional and general liability insurance to cover medical malpractice claims under a claims-made policies. Under the policies, insurance premiums cover only those claims actually reported during the policy term. Should the claims-made policy not be renewed or replaced with equivalent insurance, claims related to occurrences during the policy term but reported subsequent to the policy's termination may be uninsured.

        Accounting principles generally accepted in the United States of America require that a health care organization record and disclose the estimated costs of medical malpractice claims in the period of the incident of malpractice, if it is reasonably possible that liabilities may be incurred and losses can be reasonably estimated. The Company has recognized an estimated liability for incurred but not reported claims and the self-insured risks (including deductibles and potential claims in excess of policy limits) based upon an actuarial valuation of the Company's historical claims experience in Alta and Brotman. At September 30, 2010, the claims liability of approximately $1,598,000 relating to Alta and Brotman was estimated using a discount factor of 4%. The claims liability at September 30, 2009 of approximately $2,824,000 relating to Alta and Brotman was estimated using a discount factor of 4%.

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

Workers' Compensation Insurance

        The workers' compensation coverage provides the statutory benefits required by law and that the employer's liability limits are $1,000,000. The Company (excluding Brotman) workers' compensation coverage for October 1, 2009 through September 30, 2010 did not have an aggregate loss limitation. The current workers' compensation policy for the period of October 1, 2010 through September 30, 2011 does not have an aggregate loss limitation. Losses within the deductible are funded via a cash loss fund and reconciled annually. At September 30, 2010 and 2009, accruals relating to Alta and Brotman for uninsured claims and claims incurred but not reported of approximately $2,769,000 and $3,220,000, respectively, are estimated based upon an actuarial valuation of their claims experience, using a discount factor of 4% and 4%, respectively. On September 30, 2008, Brotman purchased first dollar guaranteed cost insurance and retains no liability under this policy from that point onwards.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The claim reserve is based on the best data available to the Company; however, the estimate is subject to a significant degree of inherent variability. The estimate is monitored and reviewed, and as the reserve is adjusted, the difference is reflected in current operations. While the ultimate amount of the claims liability is dependent on future developments, management is of the opinion that the associated liabilities recognized in the accompanying consolidated financial statements are adequate to cover such claims. Management is aware of no potential claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

        The calculations of basic and diluted net income (loss) per share for the fiscal years ended September 30 are as follows (in thousands, except share and per share amounts):

	Year Ended September 30,
	2010	2009
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$10,372	$(2,420)

Weighted average common shares outstanding—basic	20,925,102	20,530,659
Dilutive effect of stock options and warrants	1,879,227	—

Weighted average commonshares outstanding—diluted	22,804,329	20,530,659

Basic	$0.50	$(0.12)

Diluted	$0.45	$(0.12)

        The number of stock options and warrants excluded from the computation of diluted earnings per share due to being anti-dilutive were zero in fiscal year 2010, respectively, and were 4,333,325 and 665,973 in fiscal year 2009, respectively.

Comprehensive Income/(loss)

        Comprehensive income (loss) includes net income (loss) attributable to Prospect, net of taxes, and changes in the fair value of interest rate swaps subject to hedge accounting that are recorded as other comprehensive income. As of April 1, 2008, the Company's swaps ceased to be eligible for hedge accounting. As a result, all further changes in fair value of the swaps were recorded in the consolidated statements of operations and the effective portion of the swaps of approximately $5,400,000, after tax, that was recorded in other comprehensive income through June 30, 2008 continued to be amortized to interest expense, using the effective interest method over the remaining life of the swaps. The remaining unamortized portion of the interest rate swaps was expensed in July 2009 in connection with the Company's termination of such swaps (see Note 9).

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Stock Options

        Prior to the completion of the merger, the Company had stock option and restricted stock agreements with certain directors, officers and employees. Share-based awards are generally issued at or above the market price of the underlying stock.

        Compensation costs for option awards are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards' service period. The fair value of restricted stock and restricted stock unit grants are determined on the date of grant, based on the number of shares granted and the quoted price of the Company's common stock. The Company used the Black-Scholes option pricing model and a single option award approach to estimate the fair value of stock options granted. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments is presented in the statement of cash flows as a financing cash inflow.

        The Company's equity awards vest based on continuous service and currently do not include performance or market vesting conditions. There are no liability awards that may be settled for cash.

Cash and Cash Equivalents

        Cash equivalents are considered to be all liquid investments with initial maturities of three months or less when purchased. At times, cash balances held at financial institutions are in excess of federal depository insurance limits. The Company has not experienced any losses on cash and cash equivalents due to non-performance by financial institutions.

Restricted Cash

        At September 30, 2010 and 2009, restricted cash primarily represent amounts set aside pursuant to the JHA loan agreements at Brotman (see Note 9), totaling $2,889,000 and $1,162,000, respectively, held in escrow for property taxes, maintenance and emergency room construction. Additionally, $233,000 and $233,000 at September 30, 2010 and 2009 was held in a restricted account in connection with workers compensation arrangements, respectively.

Investments

        The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying consolidated balance sheet, as they are restricted for payment of current liabilities.

Inventories

        Inventories of supplies are valued at the lower of amounts that approximates the weighted average cost or market.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Deferred Financing Costs

        Deferred financing costs are amortized over the period in which the related debt is outstanding using the effective interest method. Deferred financing costs at September 30, 2010 and 2009 are as follows (in thousands):

	2010			2009
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value
Deferred financing costs	$8,771	$2,417	$6,354	$8,732	$527	$8,205

Income Taxes

        Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at year-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the recoverability of its deferred tax assets and provides a valuation reserve when it is not more-likely-than-not the assets will be recovered. As of September 30, 2010 and 2009, the valuation allowance for deferred tax assets was approximately $20,783,000 and $23,623,000, respectively.

        The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. See Note 8, "Income Taxes," for further information regarding our income taxes.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax. No interest or penalties related to income taxes are accrued or have been expensed as of and for the years ended September 30, 2010 and 2009.

        Consolidated and separate income tax returns are filed with the U.S. Federal jurisdiction and in the State of California. The Company's filed tax returns are subject to examination by the IRS for tax year 2009, 2008, 2007 and 2006 and the State of California for fiscal years 2009, 2008, 2007, 2006 and 2005. Net operating losses that were incurred in prior years may still be adjusted by taxing authorities.

        The net deferred tax liabilities are primarily comprised of temporary differences between book and tax bases for intangible and capital assets acquired and loss carryforwards.

Fair Value of Financial Instruments

        The financial instruments reported in the accompanying consolidated balance sheets consist primarily of cash and cash equivalents, investments, patient and other receivables, accounts payable and accrued expenses, medical claims and related liabilities, notes receivable and payable, capital lease obligations, debt, and other liabilities. The carrying amounts of current assets and liabilities approximate their fair value due to the relatively short period of time between the origination of the instruments and their expected realization. (See Note 16 for further details).

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Interest Rate Swaps

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

        The interest rate swap instruments were designated as cash flow hedges of expected interest payments on the Company's former term loans with the hedge effective date of the May 2007 instrument being December 31, 2007 and the hedge effective date of the September 2007 instrument being September 6, 2007. Prior to the hedge effective dates, all mark-to-market adjustments in the value of the swaps were charged to expense. After the hedge effective date, the effective portions of the fair value gains or losses on these cash flow hedges were initially recorded as a component of other comprehensive income, net of taxes, and subsequently reclassified into earnings when the forecasted transaction affected earnings. Effective April 1, 2008, the Company elected to discontinue hedge accounting, and changes in the fair value of the interest rate swaps after March 31, 2008 were recorded as other income or expense. Total net loss on the interest rate swaps included in earnings for fiscal year 2009 was approximately $5,300,000. The effective portion of the swaps of approximately $5,400,000, after tax, that was recorded in other comprehensive income through March 31, 2008, was being amortized as interest expense over the remaining life of the swap instruments.

        As discussed in Note 9, concurrent with the offering of the $160,000,000 senior secured notes, effective July 23, 2009, the interest rate swap arrangements were terminated, and the unamortized portion of the swaps, amounting to approximately $4,300,000, was expensed. At September 30, 2010 the Company had no interest rate swaps.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The Company was subject to interest rate fluctuation under its floating rate revolving credit facilities.

        For the fiscal years ended September 30, 2010 and 2009, the Hospital Services segment received a total of 79% and 84%, respectively, of their net patient revenues from Medicare and Medi-Cal programs and its largest HMO, and the Medical Group segment received a total of 72% and 77% of their capitation revenues from it's five largest HMOs, as follows (in thousands):

	Revenue Year Ended September 30, 2010	% of Total Revenue	Revenue Year Ended September 30, 2009	% of Total Revenue
Hospital Services:
Government Payors:
Medicare	$149,289	53%	$96,693	47%
Medi-Cal	68,935	25%	74,865	36%

Commercial:	218,224	78%	171,558	83%
Plan A	2,651	1%	1,092	1%

Totals	$220,875	79%	$172,650	84%

Medical Group Management:
Plan A	$31,233	17%	$37,216	19%
Plan B	27,425	15%	27,073	14%
Plan C	26,558	14%	28,688	15%
Plan D	25,042	13%	23,579	12%
Plan E	33,646	18%	33,556	17%

Totals	$143,904	72%	$150,112	77%

        Approximately 78% of Brotman's employees were covered under collective bargaining agreements as of September 30, 2010. The collective bargaining agreements with the California Nurses Association ("CNA") and Service Employees International Union ("SEIU") expired on February 28, 2010.

        After months of good faith negotiations, Brotman recently entered into two new tentative collective bargaining agreements with the SEIU and CNA. The parties are currently in the process of drafting the final agreements.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the consolidated financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third party settlements, receivables for medical services, allowances for contractual discounts and doubtful accounts, accruals for medical claims, impairment of goodwill, long-lived assets and intangible assets, share-based payments, professional and general liability claims and workers' compensation claims, reserves for outcome of legislation and valuation allowances against deferred tax assets.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        Effective the first quarter of fiscal year 2010, the Company adopted the revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; recognition of acquisition-related expenses and restructuring costs separately from the business combination; recognition of assets acquired and liabilities assumed at their acquisition-date fair values with subsequent changes recognized in earnings. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption did not have a material impact on the Company's consolidated financial statements for prior periods; but the pronouncement will impact the accounting for any acquisitions subsequent to that date.

        Effective the first quarter of fiscal year 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component from the Company's equity in the equity section of the consolidated balance sheets. As required by this guidance, the Company has adjusted the presentation of noncontrolling interests in the prior period consolidated financial statements so that they are comparable to those of the fiscal year 2010 period. The adoption of this accounting guidance had no impact on the Company's results of operations and did not have a material impact on the Company's financial position.

        In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Disclosures regarding transfers are required beginning January 1, 2010 and the Level 3 rollforward is to be disclosed in reporting periods beginning after December 15, 2010. Since the Company had no transfers between categories, the additional disclosures are not applicable for the periods presented.

        On October 1, 2009, the Company adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise's involvement in variable interest entities. This accounting guidance is effective for the Company

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

beginning in the first quarter of fiscal 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

        In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity.

        The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. The Company will adopt the modified accounting standards in the first quarter of fiscal year 2012 and is currently assessing the potential impact that the adoption will have on its consolidated results of operations and consolidated financial position.

        In November 2010, the FASB issued a final consensus requiring bad debt expense to be shown on the income statement as a separate line item in the presentation of net revenue. In addition, a health care entity is required to disclose all of the following by major payor source of revenue:

  •
  Its policy for assessing collectability in the timing and amount of revenue and bad debt expense recognized;

  •
  Its net revenues; and

  •
  A tabular reconciliation of the activity in the allowance for doubtful accounts for the period.

        The final consensus was scheduled to be effective for public entities for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. However, recently the FASB was re-exposed this consensus for comments and, as a result, may change aspects to the consensus and the effective date.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation with no impact on the consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Subsequent Events

        The Company's consolidated financial statements are considered issued when filed with the SEC. Accordingly, the Company has evaluated subsequent events up to the filing date of this Form 10-K with the SEC (see Note 18).

3. Property Improvements and Equipment

        Property, improvements and equipment as of September 30, 2010 and 2009, consisted of the following (in thousands):

	September 30,
	2010	2009
Property, improvements and equipment:
Land and land improvements	$31,028	$31,028
Buildings and improvements	24,302	23,665
Leasehold improvements	2,666	2,029
Equipment	22,121	20,255
Furniture and fixtures	892	913

	81,009	77,890
Less accumulated depreciation	(17,905)	(14,166)

Property, improvements and equipment, net	$63,104	$63,724

4. Agreement and Plan of Merger

        On August 16, 2010, the Company entered into an Agreement and Plan of Merger (the "Ivy Merger Agreement") with Ivy Holdings Inc. ("Ivy Holdings") and Ivy Merger Sub Corp. ("Merger Sub"), an indirect, wholly owned subsidiary of Ivy Holdings. On December 15, 2010, at a special meeting of our stockholders, the adoption of the Ivy Merger Agreement was approved by the affirmative vote of a majority of our common stock outstanding as of the record date for the special meeting. In accordance with the Ivy Merger Agreement and the Delaware General Corporation Law, Merger Sub subsequently merged with and into us on December 15, 2010 and the Company became an indirect, wholly-owned subsidiary of Ivy Holdings (the "Ivy Merger").

        Pursuant to the Merger Agreement, at the effective time of the merger:

  •
  All outstanding options to purchase shares of our common stock were canceled and the holder of each such option is entitled to receive a cash payment equal to the excess of the $8.50 per share cash merger consideration over the exercise price of such option, multiplied by the number of shares subject to the option that are vested immediately prior to the effective time of the merger, less any applicable withholding taxes and after giving effect to the determination of our compensation committee to accelerate the vesting of all unvested options in connection with the merger, which will likely result in additional compensation expense at the effective date of the merger.

  •
  Each outstanding warrant to purchase shares of our common stock was canceled and converted into the right to receive a cash payment equal to the excess of the $8.50 per share cash merger

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Agreement and Plan of Merger (Continued)

    consideration over the exercise price of the warrant, multiplied by the number of shares subject to the warrant.

  •
  Restrictions on each share of restricted stock issued under any of our equity incentive plans lapsed and each such share of restricted stock was converted into the right to receive the $8.50 per share merger consideration, less any applicable withholding taxes.

        The Compensation Committee to the Board of Directors approved a contingent bonus in the amount of $1,235,000 to be paid to Mr. Lee, the Company's Chief Executive Officer only upon successful completion of the merger or alternative merger transaction. The Company's controlling stockholders (the "Rollover Investors"), which comprised of Samuel S. Lee (the Company's Chairman of the Board of Directors and Chief Executive Officer), Mike Heather (the Company's Chief Financial Officer), David R. Topper (the President of Alta Hospital System, LLC subsidiary) and Dr. Jeereddi A. Prasad (one of the Company's directors and the President of ProMed Health Services), have executed a voting agreement pursuant to which they have agreed, subject to the terms thereof, to vote their shares of the Company's common stock in favor of the approval and adoption of the Merger Agreement. The voting agreement provided the requisite stockholder approval for the merger.

        Pursuant to a contribution and subscription agreement, immediately prior to the completion of the merger, the Rollover Investors contributed a total of 6,227,824 shares of the Company common stock (the "Rollover Shares") in exchange for shares of Buyer's common stock. Following the completion of the merger, Messrs. Lee, Topper and Heather and Dr. Prasad beneficially own approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Buyer (excluding any stock options that may be granted to the Rollover Investors pursuant to a management equity incentive plan that the Company expects Buyer will adopt following the completion of the merger).

        The terms of the contribution and subscription agreement entitle Messrs. Lee and Topper, in their discretion, to offer other employees of the Company the ability to acquire shares of Buyer's common stock on the same terms and conditions as the Rollover Investors. Immediately prior to the completion of the merger, a group of eleven employees of the Company (the "Additional Employee Investors") contributed to Buyer, approximately 136,765 shares of the Company's common stock in exchange for shares of Buyer's common stock. Following the completion of the merger, the Additional Employee Investors beneficially own a total of approximately 0.8% of the outstanding common stock of Buyer (excluding any stock options that may be granted to the Additional Employee Investors pursuant to a management equity incentive plan that the Company expects Buyer will adopt following the completion of the merger).

        The LGP Funds, an affiliate of Leonard Green, owns the remainder of the common stock of Buyer not owned by the Rollover Investors and the Additional Employee Investors. The LGP Funds also purchased shares of Buyer 13.5% Senior Redeemable Exchangeable Cumulative Preferred Stock that have an initial aggregate liquidation value of approximately $69,180,000 for an aggregate purchase price of approximately $69,180,000. The Buyer preferred stock is entitled to a cumulative annual dividend of 13.5% of the liquidation value, will be senior to Buyer common stock with respect to dividend distributions, is entitled upon a liquidation of Buyer to receive the liquidation value plus accumulated and unpaid dividends and is redeemable by Buyer at a premium to the liquidation value (starting at 107% in 2011 and declining to 100% in 2015).

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Agreement and Plan of Merger (Continued)

        Following the merger, each holder of senior secured notes is entitled under the indenture to require the Company to repurchase all or a portion of the holder's senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the effective time of the merger, the Company has mailed a notice to each holder of such notes advising the holder that it is entitled within 90 days of the effective time of the merger, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. The LGP Funds have agreed in the Merger Agreement to provide a backstop commitment letter to provide the funds that are required to comply with the change of control provisions contained in the indenture governing the Company's senior secured notes.

        Following the announcement of the merger, two putative class action complaints were filed against the Company, each of the Rollover Investors, each of the special committee members, the Buyer, the Merger Sub, and Leonard Green. These complaints allege generally that defendants breached their fiduciary duties, or aided and abetted others' breaches of fiduciary duties, in connection with the proposed transaction with the Company by, among other things, authorizing the transaction for what plaintiffs claim to be inadequate consideration and pursuant to what plaintiffs claim to be an inadequate process. The complaint seeks, among other relief, an injunction against the proposed merger, rescission of the merger or rescissory damages to the putative class if the merger is completed and an award of costs, including attorneys' fees and experts' fees. Defendants believe the claims are without merit and intend to vigorously defend against the suits.

        On December 15, 2010, the Company's stockholders approved the Merger Agreement at a special meeting of stockholders. With the closing of the merger, shares of Prospect common stock ceased trading in the Nasdaq Global Market and will be delisted. The Company expects to pay expenses relative to the merger aggregating amounts ranging from $13,000,000 to $15,000,000 (unaudited).

5. Acquisitions

        On August 31, 2005, the Company invested $1,000,000 for an approximately 33.1% stake in Brotman, a 420-bed licensed and accredited acute care hospital, located in Culver City, California. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman's service area. Brotman incurred significant losses before and after the Company's initial investment and, on October 25, 2007 (the "Petition Date"), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the Petition Date, the Company entered into an amendment to its existing consulting services agreement with Brotman, providing for an increased level of service (see Note 7). Additionally, effective April 22, 2008, Samuel S. Lee (Prospect's CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman. On April 14, 2009 (The "Effective Date"), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the "Plan") of Brotman whereby, among other things, all of Brotman's outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan) totaling $3,500,000, holders of Brotman's securities would receive New Common Stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made a $1,814,000 investment in Brotman on January 13, 2009 and $705,000 on June 30, 2009, totaling $2,519,000 (net of $37,000 acquisition costs) while the minority shareholders made a total cash investment of $981,000. Based on such contributions, Prospect acquired an additional 38.86%

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

ownership interest in Brotman, effective April 14, 2009, which brought its total ownership interest to approximately 72%. As discussed in Note 18, effective November 15, 2010, Brotman completed a $3,750,000 rights offering, wherein the Company participated in the amount of approximately $3,065,000, increasing its ownership to approximately 78%.

        For financial accounting purposes, the additional investment in Brotman was referred to as the "Brotman Acquisition." As required under the previously issued guidance on business combinations, the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company's incremental ownership interest in Brotman. The aggregate cost of the acquired assets, which includes cash paid of $2,500,000 million and expenses incurred in connection with the acquisition totaling $37,000, were allocated to the assets acquired and liabilities assumed. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill and an identifiable intangible asset. Due to negative net book value of assets acquired, goodwill attributable to the noncontrolling (formerly minority) interest was not recognized. As the noncontrolling interest in Brotman exceeds 20%, the accounting basis in the acquired ownership in Brotman have not been pushed-down to the financial statements of Brotman and have been reflected in the Parent Company financial statements. For the fiscal year ended September 30, 2010 and the period from April 14, 2009 to September 30, 2009, Brotman reported a net loss of approximately $7,025,000 and $2,711,000, respectively. The Company does not have the intent or ability, including under the terms of its debt agreements, to provide significant financial support to Brotman. Prior to October 1, 2009, a pro rata share of net income attributable to minority interest was not included under minority interest in the Company's consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company. Effective October 1, 2009, with the adoption date of new accounting literature (see Note 2), a pro rata share of net loss attributable to noncontrolling interest was reported as a component of equity separate from the Company's equity in the consolidated balance sheet and as net loss attributable to noncontrolling interest in the consolidated statement of operations.

        The following is an analysis of the allocation of assets acquired and liabilities assumed and the goodwill amount recognized in connection with the Brotman Acquisition, as of April 14, 2009 (in thousands):

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

        Goodwill from the Brotman Acquisition is primarily related to new capacity for future growth, new geographic coverage, additional types of hospital services and in-place workforce. Through the Brotman Acquisition, the Company expanded into a new service market in the West Los Angeles, California

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

area. As a stock purchase, the goodwill acquired in the Brotman Acquisition is not deductible for income tax purposes. Brotman recorded income related to discharge of debt upon emergence from the Chapter 11 Bankruptcy reorganization. Under Internal Revenue Code 108 ("IRC 108"), an insolvent taxpayer can exclude from its taxable income computation, the income related to discharge of debt to the extent of the insolvency amount. Brotman's tax provision reflects that the entire amount of debt discharge income is qualified for the exclusion under IRC 108. Also, under current tax law, a taxpayer is required to reduce its tax attributes to the extent of the excluded debt discharge income, and this attribute reduction occurs on the first day of the tax year after the debt discharge occurs. In addition, a taxpayer is allowed an election to use alternative tax reduction ordering rules. As of September 30, 2010, management has not completed its analysis and has not concluded on the attribute reduction ordering. The finalization of these tax matters and others (Note 8) may adjust the deferred tax assets or liabilities.

        The following unaudited pro forma financial information for the year ended September 30, 2009 gives effect to the acquisition of Brotman as if it had occurred on October 1, 2008. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include synergies or operational or other changes that might have been effected by the Company. Significant proforma adjustments include increased depreciation related to fixed assets acquired.

Year Ended September 30, 2009
Net revenue	$463,342

Net loss attributable to common stockholders	$(5,513)

Net loss per share:
Basic	$(0.27)

Diluted	$(0.27)

        Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Additionally, pursuant to an amendment entered into effective February 10, 2010, $16,000,000 of the indebtedness due to the Los Angeles Jewish Home for Aging may have to be repaid as early as April 2011 (Note 9). Management is currently implementing operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing of this debt. Prospect has limited ability to fund Brotman's post acquisition operations.

6. Goodwill and Intangible Assets

        As of September 30, 2010 and 2009, all goodwill and intangible assets relate to the Alta, Brotman and ProMed Entity. The Company performed its annual goodwill impairment analysis for each reporting unit that constitutes a business for which 1) discrete financial information is produced and reviewed by management, and 2) services that are distinct from the other reporting units. For the Medical Group segment, the Company has determined that ProMed and other affiliated physician organizations as a group (collectively referred to as Prospect) each constitutes a reporting unit.

        For the Hospital Services segment, the reporting unit for the annual goodwill impairment analysis is determined to be at the entity level with separate analyses for Brotman and Alta.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangible Assets (Continued)

        Identifiable Intangibles at September 30, 2010 and 2009 are compromised of the following (in thousands):

	2010	2009	Amortization Period
HMO membership	$25,200	$25,200	14 years
Covenants not-to-compete	3,180	3,180	4 - 6 years
Trade names	26,590	26,590	15 - 20 years
Provider networks	1,200	1,200	3 years

Gross carrying value	56,170	56,170
Accumulated amortization	(14,011)	(9,745)

Identifiable intangibles, net	$42,159	$46,425

        Amortization is recognized on a straight-line basis (management's best estimate of the period of economic benefit) over the respective useful lives and expense for the fiscal years ended September 30, 2010 and 2009 was approximately $4,266,000 and $4,315,000, respectively.

        Estimated amortization expense for each future fiscal year is as follows (in thousands):

2011	$3,869
2012	3,296
2013	3,276
2014	3,235
2015	3,235
2016 and thereafter	25,248

$42,159

        The Company performs an annual impairment test on the goodwill and intangibles. The impairment test at September 30, 2010 resulted in no impairment charges.

7. Related Party Transactions

        Prospect has a controlling financial interest in an affiliated physician organization included in its consolidated financial statements which is owned by a nominee physician shareholder designated by the Company. The control is effectuated through assignable option agreements and management services agreements, which provide the Company with a unilateral right to establish or effect a change of the nominee shareholder for the affiliated physician organizations at will, and without the consent of the nominee, on an unlimited basis and at nominal cost through the term of the management agreement. Jacob Y. Terner, M.D. was, through August 8, 2008, the sole shareholder, sole director and Chief Executive Officer of Prospect Medical Group, Inc. ("PMG") and was the Chief Executive Officer of most of PMG's subsidiary physician organizations. Dr. Terner also served as the sole shareholder and a director and officer of Nuestra Familia Medical Group, Inc. ("Nuestra"), an affiliated physician organization. Dr. Terner is a shareholder of the Company, and formerly served as its Chairman and Chief Executive Officer through part of fiscal year 2008.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions (Continued)

        The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner's employment without cause, the Company would pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as the Chairman of the Board of Directors effective May 12, 2008. In consideration of Dr. Terner's resignation and other promises in his resignation agreement, the Company agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in the third quarter of fiscal 2008. In September 2009, the Company ceased making payments to Dr. Terner following its determination that Dr. Terner was not entitled to receive the payments. Subsequently, Dr. Terner filed a complaint against the Company seeking restoration of the payments. The Company and Dr. Terner are currently litigating this dispute. Dr. Terner no longer serves as the nominee shareholder of the Company's affiliated physician organizations.

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

        On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc. ("PHAS")), an affiliate of the Company, entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 5, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2007, emerged from Chapter 11 bankruptcy proceeding on April 14, 2009 (the "Effective Date"). On the Effective Date, the Company increased its approximately 33% ownership stake in Brotman, to approximately 72% via an incremental investment of approximately $2,500,000. As further discussed in Note 18, following the consummation of the Rights Offering, effective November 15, the Company increased its existing ownership stake in Brotman to approximately 78%. For the 195 days ended April 13, 2009, total fees earned and paid under the consulting services agreement were approximately $650,000. Beginning April 14, 2009, amounts earned under the agreement have been eliminated in consolidation.

        On December 15, 2009, Brotman initiated a rights offering ("Rights Offering"), whereby existing shareholders of the Company could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the "Brotman Notes"). The Brotman Notes are due three years from the date of issuance, bear interest at 15% per annum, and are convertible at the option of the holder into shares of Brotman at $3.34 per share. PHAS exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes. Additionally, PHAS planned on exercising its right to purchase any

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions (Continued)

Brotman Notes offered that were not purchased by other Brotman shareholders. Brotman intended to use the remainder of the Rights Offering to repay approximately $2,000,000 currently due to Prospect.

        As a result of the Rights Offering, Culver Hospital Holdings, a minority shareholder of Brotman, filed a shareholder complaint against Prospect Medical Holdings, PHAS, Brotman, and each of the Brotman Board of Directors. The court granted a preliminary injunction that enjoins Prospect from taking the following actions: (1) acquiring Culver's share of convertible promissory notes, (2) converting the Brotman Notes into shares of Brotman common stock, (3) converting Brotman's debt owed to Prospect into shares of Brotman common stock, and (4) using the proceeds of the Rights Offering to repay debt that Brotman owes to Prospect. Prospect has filed a notice of appeal.

        Effective December 15, 2009, the Board of Directors of Brotman authorized certain designated officers to enter into an amendment to the consulting services agreement between Brotman and PHAS ("Amended and Restated Consulting Services Agreement"). The Amended and Restated Consulting Services Agreement, which was executed on February 1, 2010, states inter alia, that effective April 14, 2009, PHAS shall be entitled to receive a monthly fee of 4.5% of Brotman's net operating revenue. To the extent Brotman does not have sufficient cash to make such cash payment, or is otherwise restricted in its ability to pay all amounts due by agreements applicable to Brotman or PHAS, then PHAS shall be entitled to receive shares of common stock of Brotman. All amounts under this agreement are eliminated in consolidation.

        PMG, an affiliated physician organization of the Company, entered into a risk pool sharing agreement, dated May 1, 2005, with Brotman. Under the agreement, PMG and Brotman agreed to establish a Hospital Control Program (as defined) to serve HMO enrollees and earn incentive revenue or incur penalties by sharing in the risk for hospitalization based on inpatient services utilized. Risk pools are generally settled in the following year. For the 195 days ended April 13, all incentive revenue earned under the agreement was compromised pursuant to Brotman's Chapter 11 Plan of Reorganization. Beginning April 14, 2009, all amounts earned under the agreement are eliminated in consolidation.

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

        On March 1, 2010, Alta entered into an agreement with an HMO, pursuant to which, Alta would provide hospital, medical, and other healthcare services to approximately 2,000 senior HMO enrollees under a fixed capitation arrangement ("Capitation Arrangement"). Concurrently, on March 1, 2010, Alta entered into a risk pool sharing agreement with PMG and Prospect Health Source Medical Group

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions (Continued)

("PHS") and a management services agreement with PMS. Under the risk pool sharing agreement, Alta, PMG and PHS agreed to establish a Hospital Control Program (as defined) to serve the HMO enrollees, pursuant to which, PMG is allocated 90% residual interest in the profit or loss, after deductions for costs to Alta hospitals. Under the management services agreement, PMS would provide non-hospital and non-physician support activities that are required under the agreement with the HMO, in return for a monthly management fee of 10% of earned revenue (as defined). All amounts earned under the risk pool sharing and management services agreements are eliminated in consolidation.

8. Income Taxes

        The components of the income tax (benefit) provision for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Current:
Federal	$7,531	$2,577
State	2,168	720

	9,699	3,297

Deferred:
Federal	1,070	(2,704)
State	(431)	(1,612)

	639	(4,316)

Total:
Federal	8,601	(127)
State	1,737	(892)

	$10,338	$(1,019)

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Temporary differences and carry forward items that result in deferred income tax balances as of September 30 are as follows (in thousands):

	September 30,
	2010	2009
Deferred tax assets:
State tax benefit	$2,300	$1,928
Deferred Compensation	—	1
Allowances for bad debts	8,926	5,115
Vacation accrual and other	3,129	3,029
Workers Compensation	1,186	1,217
Accrued physician bonuses	2,403	4,385
Malpractice reserve	659	1,369
Deferred rent	105	105
Other	227	81
Net operating loss	12,369	16,732
Capital loss carryforward	2,255	2,255

Deferred income tax assets	33,559	36,217
Valuation allowance	(20,783)	(23,623)

Net deferred income tax assets	12,776	12,594
Deferred tax liabilities:
Intangible assets	(11,290)	(14,124)
Fixed assets	(22,884)	(20,430)
Non-shareholder capital contribution	(2,142)	—
Prepaid expenses	(506)	(1,371)

Deferred income tax liabilities	(36,822)	(35,925)

Net deferred income tax liability	$(24,046)	$(23,331)

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

        Given uncertainty regarding the likelihood of the Company generating sufficient future capital gains to utilize the unrealized capital loss associated with the sale of Sierra Medical Management, Inc., Sierra Primary Care Medical Group, Antelope Valley Medical Associates, Inc. and Pegasus Medical Group, Inc., (the "AV Entities"), the related deferred tax asset was fully reserved. In 2008 carryover losses related to the sale of the AV entities resulted in an increase in the deferred tax asset of approximately $1,373,000 with a commensurate increase in the valuation allowance.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The Company's deferred tax assets for net operating loss ("NOL") carryforwards are mainly attributable to Brotman. Brotman is not included in the Company's consolidated Federal income tax return, and accordingly files a separate Federal income tax return. As a consequence, Brotman's ability to use its NOL carryforwards for Federal income tax purposes is dependent upon its separate taxable income only. Due to the lack of positive evidence currently available to support the Company's ability to realize these deferred tax assets, the Company maintains a valuation allowance on these assets.

        At September 30, 2010, the Company had federal and state net operating loss carryovers of approximately $29,044,000 and $35,656,000 which, if not utilized, will expire beginning 2027 and 2017, respectively. A substantial portion of these net operating loss carryforwards are subject to limitations under Internal Revenue Code Section 382, and their use may be severely limited in the future.

        At September 30, 2010, the Company has approximately $416,000 of unrealized excess tax benefits related to employee stock options. This amount is not included in the table of deferred tax assets above and the benefit will be recorded as an increase to additional paid in capital if and when realized.

        The differences between the income tax (benefit) provision at the federal statutory rate of 34% and that reflected in the accompanying consolidated statements of operations are summarized as follows for the years ended September 30:

	2010	2009
Tax provision at statutory rate	34%	(34)%
State taxes, net of federal benefit	6%	(7)%
Change in valuation account	13%	10%
Other	—%	1%

	55%	(30)%

        Taxes paid, net of refunds received, totaled approximately $8,634,000 and $2,067,000 for the years ended September 30, 2010 and 2009, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt

        Long-term debt consists of the following at September 30 (in thousands):

	September 30,
	2010	2009
Prospect's debt:
Senior secured notes	$160,000	$160,000
Less original issue discount	(10,198)	(11,980)

	149,802	148,020

Brotman's debt:
Senior secured revolving credit facility	4,280	2,888
Secured credit facility term loan : A (net of discount)	15,818	15,655
Secured credit facility term loan: B	6,250	6,250
Subordinated promissory Note	2,500	3,531

	28,848	28,324

Less current maturities	(170,900)	(3,805)

Long-term debt	$7,750	$172,539

Prospect's Debt

  Senior Secured Notes

        On July 29, 2009, the Company closed the offering of $160,000,000 in 12.75% senior secured notes due 2014 (the "Notes") at an issue price of 92.335%. The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933. Concurrent with the issuance of the Notes, the Company entered into a three year $15,000,000 revolving credit facility which was undrawn at closing and is still undrawn, with any future borrowings bearing interest at London Interbank Offered Rate ("LIBOR") plus 7.00%, with a LIBOR floor of 2.00%.

        The Company used the net proceeds from the sale of the Notes to repay all remaining amounts outstanding under its former $155,000,000 senior secured credit facility, plus a prepayment premium of approximately $2,600,000. The Company reflected the prepayment premium, together with the write-off of approximately $560,000 of deferred financing costs related to its former credit facilities, as interest expense in the fourth quarter of fiscal year 2009. Capitalized deferred financing costs and original issue discount related to the Notes is being amortized over the term of the related debt using the effective interest method.

        Effective July 23, 2009, the Company terminated the former master swap agreement and the swap arrangements thereunder by payment, on July 29, 2009, of $11,700,000 to the swap counterparty in final settlement of all amounts owing under the swap arrangements. All related amounts included in accumulated other comprehensive loss, including related deferred income taxes (of approximately $4,200,000) was recorded as interest expense (and to the tax provision) as of the effective date of the swap terminations.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        The terms of the Notes are governed by an indenture among the Company, certain of its subsidiaries and affiliates (as guarantors), and U.S. Bank National Association (as trustee) (the "Indenture"). Interest is payable semi-annually in arrears on January 15 and July 15. The terms of the revolving senior secured credit facility are governed by the Credit Agreement, dated as of July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as co-syndication agent) and the lenders party thereto (the "Credit Agreement").

        The Notes and the revolving senior secured credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company's restricted subsidiaries (as such term is defined in the Indenture) other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company's assets and the assets of the subsidiary guarantors (other than accounts receivable) including all the mortgages on the Company and its subsidiary guarantors' hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors while the holders of the Notes have a second priority lien on such collateral.

        The Indenture requires the Company to offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount with certain proceeds of sales of assets. The Indenture also contains certain covenants that, among other things, limit the Company's ability, and the ability of its restricted subsidiaries to pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. Refer to Note 4 and below, for further discussion of the Company's obligations under the indenture that are triggered as a result of the completion of the merger. The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio. As of September 30, 2010, the Company was in compliance with the financial covenants of the Indenture and Credit Agreement.

        Pursuant to its definitive Prospectus filed with the SEC on form S-4 on October 26, 2009, the Company offered to exchange (the "Exchange Offer") up to $160,000,000 of its 12 3/4% Senior Secured Notes, Series B, due 2014 (the "Exchange Notes" and together with the Original Notes, the "Notes") for an equal amount of the Notes issued on July 29, 2009 (the "Original Notes"). The Exchange Notes are substantially identical to the Original Notes, except that the offer and sale of the Exchange Notes have been registered under the Securities Act of 1933, as amended, and the Exchange Notes do not bear any legend restricting their transfer. The Exchange Offer was finalized on December 3, 2009, at which time $159,000,000 of the $160,000,000 aggregate principal amount of private notes had been tendered and accepted for exchange.

        The Notes will mature on July 15, 2014. Prior to July 15, 2012, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 112.75% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest, with the proceeds of

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

certain equity offerings. From July 15, 2012 until July 15, 2013, the Company may redeem all, or any portion, of the Notes at a redemption price equal to 106.375% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest. After July 15, 2013, but before the maturity date of July 15, 2014, the Company may redeem all or any portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus any accrued and unpaid interest.

        As further discussed in Note 4, following the merger, each holder of senior secured notes is entitled under the indenture to require the Company to repurchase all or a portion of the holder's senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the effective time of the merger, the Company has mailed a notice to each holder of such notes advising the holder that it is entitled under the indenture, within 90 days of the effective time of the merger, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. Pending the expiration of the 90 days redemption period, the amounts owing under the senior secured notes plus accrued and unpaid interest thereon have been reflected as current in the accompanying September 30, 2010 consolidated balance sheet.

        On December 15, 2010, the effective time of the merger, the Company and U.S. Bank National Association, a national banking association (the "Trustee"), entered into a First Supplemental Indenture (the "First Supplemental Indenture") in connection with the merger, pursuant to which the Company is permitted under Section 3.3 of the Indenture to make certain "Restricted Payments" immediately following consummation of the merger.

Brotman's Debt:

        Brotman has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and an Unsecured Subordinated Promissory Note entered into in conjunction with affecting its Plan of Reorganization. The Company has not guaranteed any portion of Brotman's debt or other obligations. Given the Company's majority ownership in Brotman, effective April 14, 2009, all Brotman debt is included in the Company's consolidated financial statements. The Company has no obligation to fund Brotman's operations. Under the senior secured revolving credit agreement, the Company is permitted to make additional investments in Brotman in an aggregate amount not to exceed $10,000,000, provided that such investments can exceed $10,000,000 if the amounts are funded solely with the proceeds of Equity Interests of the Company (as defined).

  Senior Secured Revolving Credit Facility

        On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC ("Gemino") for a three year, $6,000,000 (subsequently increased to $7,000,000 pursuant to an amendment described below), senior credit facility secured by Brotman's accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for Aging ("JHA") loan (see below) maturity date and bears interest at LIBOR plus 7% per annum (11.0% as of September 30, 2010, given a LIBOR floor of 4%). Interest is incurred based on the greater of $2,000,000 or the actual outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying consolidated balance sheet as of September 30, 2010, with the amount being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with certain financial covenants. Prior to the February 17, 2010 amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ended June 30, 2009, (ii) 1.15:1.00 originally for the fiscal quarter ended September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.

        Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended June 30, 2010 and September 30, 2010, (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011, and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. As of September 30, 2010, Brotman was in compliance with the required financial covenants under the amended credit agreement. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1,000,000, to a total commitment of $7,000,000.

        The average outstanding balance and average interest rate on the senior secured revolving credit facility for the year ended September 30, 2010 approximated $3,584,000 and 11%, respectively.

  Secured Credit Facilities Term Loans: A and B

        On April 14, 2009, the effective date of the Plan of Reorganization, JHA agreed to provide Brotman with up to $22,250,000 in financing, consisting of two term loans: (i) a Term A Loan of $16,000,000 (the "Term A Loan") with a 24-month term and (ii) a Term B Loan of up to $6,250,000, with a term of 36 months (the "Term B Loan"). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan are secured by certain of Brotman's personal property, and a mortgage on certain of Brotman's real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying consolidated balance sheet as of September 30, 2010, with that amount being amortized over the term of the related debt using the effective interest method.

        With respect to the Term A Loan, JHA was granted the right ("Put Right") to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time after April 14, 2010 and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance. Effective February 10, 2010, JHA and

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Brotman entered into an amendment to the Term A Loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. Brotman and JHA are currently negotiating a comprehensive amendment to and extension of the Term A Loan, pending completion of which, amounts owing under this loan have been reflected as current in the accompanying September 30, 2010 consolidated balance sheet.

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

        In accordance with relevant accounting pronouncements, the Term A Loan, which contains a real estate purchase option, is recorded at its present value, with any excess of the proceeds over that amount recorded as an option deposit liability account. The present value of the loan is estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. Based on an estimated market interest rate of 10.0%, the present value of the loan was estimated to be approximately $15,655,000 at inception. The difference of $345,000 between the recorded present value and the face value of the loan has been recorded as a discount against the loan and is being amortized to interest expense, using the effective interest rate method, over the term of the loan. The Company began amortizing the discount in the third quarter of fiscal year 2010, which amount totaled approximately $162,000 for the fiscal year ended September 30, 2010.

        As of September 30, 2010, Brotman failed to process the required restricted cash transfer on September 1, 2010. As such, the loan was under technical default. On October 2, 2010, Brotman processed payment; however, as of the date of this filing, Brotman remains out of compliance.

  Subordinated Promissory Note

        On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorganization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Hospital Advisory Services, Inc. a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 7). As such, although the amount of the consulting fee was increased to 4.5% of Brotman's net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will not exceed $100,000 per month until such time as permitted by applicable agreement, or the Creditor Trust Note has been amended or repaid.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

        Scheduled payments under current and long-term debt as of September 30, 2010 are as follows (in thousands):

2011	$182,280
2012	6,750

Total minimum payments	189,030
Less debt discounts	(10,380)

Total, net of discounts	$178,650

10. Equity-Based Compensation Plans

        On August 13, 2008, following shareholder approval, the Company adopted the 2008 Omnibus Equity Incentive Plan ("2008 Plan") to provide flexibility in implementing equity awards, including incentive stock options ("ISO"), non-qualified stock options ("NQSO"), restricted stock grants, stock appreciation rights ("SAR") and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the "Committee"). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company's 1998 Stock Option Plan ("1998 Plan") were discontinued and new equity awards are now granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan which were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan will remain in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan. As of September 30, 2010, there were 833,718 shares available for future grants under the 2008 Plan.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-Based Compensation Plans (Continued)

termination of the participant's service, the unvested portion of the award will be forfeited and the shares of common stock subject to the unvested portion of the award will be returned to the Company.

        On December 15, 2010, pursuant to the Agreement and Plan of Merger, dated as of August 16, 2010, among the Company, Ivy Holdings Inc. ("Ivy Holdings") and Ivy Merger Sub Corp. ("Merger Sub"), a wholly owned indirect subsidiary of Ivy Holdings, Merger Sub merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Ivy Holdings (the "Merger").

        As a result of the Merger, the 1998 Plan has been terminated, any unexercised options outstanding under the 1998 Plan, the Individual Option Agreements, the 2008 Plan and the Lee Agreement have been cancelled, and any offerings of common stock pursuant to the Registration Statements have been terminated. Accordingly, pursuant to the undertaking contained in each Registration Statement to remove from registration by means of a post-effective amendment any of the shares of common stock being registered which remain unsold, the Company hereby removes from registration the shares of common stock covered by the Registration Statements which remain unsold.

Stock Options Activity

        The following is a summary of option activity for the years ended September 30, 2010 and 2009:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,333,335	$3.00	5,087,637	$3.17
Granted	430,000	$4.46	642,500	$3.50
Exercised	(455,939)	$3.32	(44,167)	$2.32
Forfeited	(20,000)	$4.49	(1,352,635)	$3.90
Expired	(59,446)	$6.42	—	—

Outstanding, end of year	4,227,950	$3.06	4,333,335	$3.00

Exercisable, end of year	3,815,863	$2.98	2,898,546	$3.04

Range of exercise prices, outstanding options	$2.25 - $5.81		$2.25 - $6.45

        The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2010 was approximately $23,014,000 and $21,073,000, respectively, and at September 30, 2009 was approximately $6,235,000 and $4,212,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted market price.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-Based Compensation Plans (Continued)

        A summary of the Company's nonvested options as of September 30, 2010 and the changes during the two years ended September 30, 2010 is presented as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Nonvested at September 30, 2008	1,987	$0.60
Granted	642	$1.32
Vested	(997)	$0.67
Forfeited	(185)	$0.64

Nonvested at September 30, 2009	1,447	$0.86
Granted	430	$1.70
Vested	(1,445)	$0.95
Forfeited	(20)	$1.72

Nonvested at September 30, 2010	412	$1.37

        As of September 30, 2010, there was $569,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.2 years.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-Based Compensation Plans (Continued)

        Fair value for options granted during the year ended September 30, 2010 and 2009 was estimated with the following weighted average assumptions:

	2010	2009
Weighted average fair value of option grants	$1.70	$1.32
Weighted average market price of the Company's common stock on the date of grant	$4.46	$3.50
Weighted average expected life of the options	3.16 years	3.17 years
Risk-free interest rate	1.39%	1.51%
Weighted average expected volatility	54.51%	50.31%
Dividend yield	0.00%	0.00%

        Expected Term—The expected term of options granted represents the period of time that they are expected to be outstanding. The Company has adopted the "simplified method" of determining the expected term for "plain vanilla" options, as allowed under the Securities and Exchange Commission Staff's shortcut approach. The "simplified method" states that the expected term is equal to the sum of the vesting term plus the contract term, divided by two. "Plain vanilla" options are defined as those granted at-the-money, having service time vesting as a condition to exercise, providing that non-vested options are forfeited upon termination and that there is a limited time to exercise the vested options after termination of service, usually 90 days, and providing the options are non-transferable and non-hedgeable.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

        Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company's shares did not become publicly traded until May 2005 and trading volume has been limited, Management believes there is currently not sufficient historical volatility data available to predict the stock's future volatility. The Company has identified a group of comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, Management considered several factors including industry, stage of development, size and market capitalization.

        Expected Dividend Yields—The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

        Forfeitures—Share-based compensation is recognized only for those awards that are ultimately expected to vest. Compensation expense is recorded net of estimated forfeitures. Those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company used data since May 2005 to estimate pre-vesting option forfeitures.

        During the year ended September 30, 2010, an aggregate of 430,000 options were issued under the 2008 Plan, of which 220,000 were granted to Samuel S. Lee in connection with his employment as the Chief Executive Officer of the Company and 200,000 were granted to Mike Heather in connection with his employment as Chief Financial Officer of the Company. As of September 30, 2010, all of the options granted to the Chief Executive Officer had vested and two-thirds of the options granted to the Chief Financial Officer had vested.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-Based Compensation Plans (Continued)

        Stock-based compensation expense recognized in fiscal 2010 and 2009 relating to stock options under the fair value method was approximately $1,174,000 and $853,000, respectively. During the years ended September 30, 2010 and 2009, options were exercised for cash proceeds of approximately $1,513,000 and $102,000, respectively. The aggregate intrinsic value of the gross option shares exercised in fiscal 2010 and 2009 was approximately $2,053,000 and $80,000, respectively. Income tax benefits recorded for options exercised were approximately $416,000 and zero for the year ended September 30, 2010 and 2009, respectively.

        As of September 30, 2010, the Company has warrants outstanding to purchase 396,137 shares of the Company's common stock at $5.50 per share, all of which are exercisable.

Restricted Stock Award Activities

        On August 15, 2008, the Company granted 200,000 shares of restricted stock to its Chief Financial Officer with a grant date fair value of $2.40 per share. As of September 30, 2010, all such shares had fully vested. On December 18, 2009, the Company granted an aggregate of 210,000 shares of restricted stock to its Chief Executive Officer and Chief Financial Officer. As of September 30, 2010, all of the shares granted to the Chief Executive Officer had vested and two-thirds of the shares granted to the Chief Financial Officer had vested. Compensation expense relating to restricted stock recorded in the year ended September 30, 2010 and 2009 was approximately $826,000 and $136,000, respectively.

        On November 12, 2009, the Company granted an aggregate of 36,000 shares of restricted shares to the outside members of the Board of Directors. The expense relating to these shares, which vested immediately, totaling approximately $144,000 was included in general and administrative expenses in the accompanying consolidated financial statements during the year ended September 30, 2010.

        As further discussed under Note 4, all outstanding options to purchase shares of the Company's common stock were canceled at the effective time of the merger. In consideration of such cancellation, the holder of substantially all canceled options became entitled to receive an amount in cash calculated based on the excess of the $8.50 per share merger consideration over the exercise per share of such option less any applicable withholding taxes. At the effective time of the merger, restrictions on each share of restricted stock lapsed, and all such shares of restricted stock were treated in the same manner in the merger as other outstanding shares of the Company's common stock, subject to any applicable withholding taxes.

11. Commitments and Contingencies

Leases

        The Company leases various office facilities and equipment from third parties under non-cancelable operating and capital lease arrangements expiring at various dates through 2015. Certain operating leases contain rent escalation clauses and renewal options, which have been factored into determining rent expense on a straight-line basis over the lease terms. Capital leases bear interest at rates ranging from 5% to 15% per annum.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        The future minimum annual lease payments (net of anticipated sublease income) required under leases in effect at September 30, 2010 are as follows (in thousands):

Years ending September 30,	Capital Leases	Operating Leases
2011	$727	$2,168
2012	246	1,809
2013	176	1,725
2014	153	1,113
2015 and thereafter	33	376

Total minimum lease payments	1,335	7,191

Less amounts representing interest	(117)

	1,218
Less current portion	(674)

	544

        Consolidated rent expense for fiscal 2010 and 2009 was approximately $4,320,000 and $3,765,000, respectively. Sublease rental income of approximately $11,000 and $73,000, for fiscal 2010 and 2009, respectively, was recorded as a reduction to rental expense.

Regulatory and Other Matters

        Laws and regulations governing the Medicare and Medi-Cal programs and health care generally are complex and subject to interpretation. Prospect and its affiliates believe that they are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

        The Company's affiliated physician organizations must comply with a minimum working capital requirement, Tangible Net Equity ("TNE") requirement, cash-to-claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets, less intangibles and amounts due from affiliates, plus subordinated obligations. At September 30, 2010, the Company and the affiliated physician organizations were in compliance with these regulatory requirements.

        Alta and Brotman are required to comply with the Hospital Seismic Safety Act ("SB1953"), which regulates the seismic performance of all aspects of hospital facilities in California. SB1953 imposes near-term and long-term compliance deadlines for seismic safety assessment, submission of corrective plans, and the retrofitting or replacement of medical facilities to comply with current seismic standards. These requirements can result in significant operational changes and capital outlays. Management is continuing to assess its options and the methods of financing the required retrofits. Based on management's evaluation, the renovation needs to comply with the California seismic safety standards for its acute-care facilities, including asbestos abatement, are not estimable at this time.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        The State of California has enacted Assembly Bill 1383 ("AB1383") effective January 1, 2010, to provide one-time supplemental payments to certain medical facilities such as the hospitals owned and operated by the Company's subsidiaries that serve a disproportionate share of indigent and low-income patients. AB 1383 requires participating hospitals to pay fee assessments into a pool of funds to which the federal government contributes matching funds. These funds, including the federal matching funds, are then distributed to qualifying hospitals based on a prescribed formula relating to Medicaid services performed over the period April 1, 2009 through December 31, 2010. Based on a formula for determining the fees assessed on participating hospitals and the separate formula for determining the supplemental payments to qualifying hospitals, some participating hospitals will be "net" payors under the program and others will be "net" beneficiaries under the program. Prior to September 30, 2010, the Company did not recognize any fees or payments under AB 1383 in its consolidated financial statements, since there was no assurance that CMS would approve this program or when or how the program would be implemented. Subsequent to September 30, 2010, all necessary approvals were approved in order to implement the AB1383 program, and the Company began making certain payments and receiving certain reimbursements under the program. The AB 1383 program is scheduled to expire on December 31, 2010 (see Note 18).

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

Collective Bargaining Agreements

        The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union, United Healthcare Workers-West ("SEIU"), covers a small group of Hollywood Community Hospital's employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association ("CNA") and Brotman and the SEIU both expired on February 28, 2010. After months of good faith negotiations, Brotman recently entered into two new tentative collective bargaining agreements with the SEIU and CNA. The Company does not anticipate that any changes arising from any new agreements will have a material adverse effect on the results of its Hospital Services operations.

Insurance

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

        Total actuarially determined incurred but not reported claims and case reserves for estimated malpractice liabilities at September 30, 2010 were $1,579,000. These estimates may change in the future, and such changes may be material.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        Total actuarially determined incurred but not reported claims and case reserves for estimated workers' compensation liabilities at September 30, 2010 were $2,769,000 and included in accounts payable and other accrued liabilities in the consolidated balance sheet. These estimates are included in other accrued liabilities and may change in the future, and such changes may be material.

        Total actuarially determined incurred but not reported claims and case reserves for estimated medical services liabilities under the fixed capitation arrangement at September 30, 2010 were $14,852,000. These estimates may change in the future, and such changes may be material.

        Total incurred but not reported claims for estimated hospital services under the Capitation Arrangements (see Note 7) at Alta and Brotman at September 30, 2010 were approximately $3,007,000. These estimates, which are included under Accrued medical claims and other healthcare costs payable in the consolidated balance sheets at September 30, 2010, may change in the future, and such changes may be material.

Employee Health Plans

        Brotman offers self-insured HMO and PPO plans to employees. Employee health benefits are administered by a local claims processor, based on plan coverage and eligibility guidelines determined by Brotman, as well as Brotman's collective bargaining agreements. A commercial insurance policy covers losses in excess of $200,000 per occurrence. An actuarially estimated liability of approximately $448,000 and $600,000 for incurred but not reported claims has been included in accrued salaries and benefits as of September 30, 2010 and 2009, respectively.

Litigation

        The Company is also subject to a variety of claims and suits that arise from time to time in the ordinary course of its business, acquisitions, or other transactions. While Management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company's consolidated financial position or results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and Management's view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company's consolidated financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

12. Defined Contribution Plan

        Each of the Company's entities—Alta, Brotman, Prospect and ProMed—sponsor a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Under these plans, employees can contribute up to 100% of their compensation up to the IRS deferred annual maximum. There is currently no company match under the Alta, Brotman, Prospect and ProMed plans. The Company is currently evaluating alternatives for combining one or more of these plans in fiscal 2010. Total expenses under the plans were approximately $120,000 in 2010 and $210,000 in 2009, respectively.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Accrued Medical Claims and Other Healthcare Costs Payable

        The following table presents the roll-forward of incurred but not reported, or IBNR, claims reserves as of and for each of the fiscal years ended September 30, 2010 and 2009 (in thousands):

	September 30
	2010	2009
IBNR as of beginning of year	$16,824	$20,480
Medical group claim expenses incurred during the year:
Related to current year	80,945	72,424
Related to prior year	(2,667)	(1,130)

Total incurred	78,278	71,294

Medical group claims paid during the year:
Related to current year	(63,373)	(56,100)
Related to prior year	(13,870)	(18,850)

Total paid	(77,243)	(74,950)

IBNR as of end of year	$17,859	$16,824

        Following is a reconciliation of medical group cost of revenues per the consolidated statements of operations to healthcare claims expense reflected in the preceding table (in thousands):

	Year Ended September 30
	2010	2009
Capitation expense	$74,005	$77,640
Fee-for-service claims expense	72,239	71,294
Other physician compensation	2,876	3,159
Other cost of revenues	383	(1,037)

Total cost of revenues	$149,503	$151,056

14. Joint Venture

        The Company and an unrelated third party, AMVI/IMC Health Network, Inc. ("AMVI") formed a joint venture to initially service Medi-Cal (Medi-Cal is the California Medicaid program) members under the CalOptima program in Orange County, California. Healthy Families and OneCare members were subsequently added to the joint venture arrangement. The Company does not consolidate the joint venture. The Company includes in its consolidated financial statements only the net results attributable to those enrollees specifically identified as assigned to it, together with the management fee that it charges the joint venture partner for managing those enrollees specifically assigned to AMVI. Costs incurred by the Company in managing the joint venture are included in general and administrative expenses in the accompanying consolidated financial statements. As of September 30, 2010 and 2009, the amounts due from (to) joint venture of approximately $418,000 and $(175,000), respectively, which represent advance capital distributions from the joint venture, were included in accounts payable and other accrued liabilities in the accompanying consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Joint Venture (Continued)

        Summarized unaudited financial information for the unconsolidated joint venture as of and for each of the years ended September 30, 2010 and 2009 is as follows (in thousands):

	September 30,
	2010	2009
Cash	$1,539	$1,574
Receivables	471	609

Total assets	$2,010	$2,183

Accrued medical claims	$766	$805
Other payables	7	73
Other partner's capital	1,236	1,304
Prospect's capital	1	1

Total liabilities and partners' capital	$2,010	$2,183

Revenues	$10,169	$8,111

Income before income taxes	$2,043	$1,759

Prospect's equity income	$2,503	$2,122

Management fees earned by Prospect	$669	$517

15. Segment Information

        The Company's operations are organized into three reporting segments: (i) Hospital Services—which is comprised of the Alta and Brotman reporting units, owns and operates five hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital, Van Nuys Community Hospital and Brotman Medical Center; (ii) Medical Group—which is comprised of the Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations; and (iii) Corporate, which represents expenses incurred in Prospect Medical Holdings, Inc. (the "Parent Entity"), that were not allocated to the other reporting segments.

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

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

        The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker (in thousands):

	As of and for the Fiscal Year Ended September 30, 2010
	Hospital Services	Medical Group(2)	Corporate(1)	Intersegment Eliminations	Consolidated
Revenues from external customers	$279,079	$190,117	$—	$—	$469,196
Intersegment revenues	242	692	—	(934)	—

Total revenues	279,321	190,809	—	(934)	469,196
Depreciation and amortization	4,929	3,292	14		8,235
Operating income (loss)	46,540	13,931	(13,611)	(10)	46,850
Interest expense and amortization of deferred financing costs, net	4,897	475	22,724	—	28,096

Income (loss) before income taxes	41,633	13,456	(36,335)	—	18,754
Provision for income tax (benefit)	—	—	10,338		10,338

Net income (loss)	$41,633	$13,456	$(46,673)	$—	$8,416

Identifiable segment assets (liabilities)	$215,003	$111,938	$59,576	$—	$386,517

Segment capital expenditures, net of dispositions	$2,548	$169	$13	$—	$2,730

Segment goodwill	$130,912	$22,338	$—	$—	$153,250

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

	As of and for the Fiscal Year Ended September 30, 2009
	Hospital Services	Medical Group Management(2)	Corporate(1)	Intersegment Eliminations	Consolidated
Revenues from external customers	$205,504	$196,782	$—	$(52)	$402,234
Intersegment revenues	—	—	—	—	—

Total revenues	205,504	196,782	—	(52)	402,234

Depreciation and amortization	4,301	3,515	13	—	7,829
Operating income (loss)	36,700	15,808	(12,228)	—	40,280
Interest expense and amortization of deferred financing costs, net	2,264	(135)	26,835	—	28,964
Loss on interest rate swap arrangements	—	—	5,299	—	5,299
Prepayment penalties on debt refinance	—	—	2,588	—	2,588
Loss on termination of interest rate swap arrangements	—	—	6,861	—	6,861

Income (loss) before income taxes	34,436	15,943	(53,811)	—	(3,432)
Income tax provision (benefit)	—	—	(1,019)	—	(1,019)

Net income (loss)	$34,436	$15,943	$(52,792)	$—	$(2,413)

Identifiable segment assets	$268,744	$94,708	$11,694	$—	$375,146

Segment capital expenditures, net of dispositions	$1,387	$165	$6	$—	$1,558

Segment goodwill	$130,912	$22,338	$—	$—	$153,250

(1)
Prospect files consolidated tax returns, with the exception of Brotman (for Federal purposes only) and have reflected the entire tax provision to the corporate segment (Brotman provision is immaterial), prospects allocates costs for shared services and corporate overhead to each of the reporting segments. With the exception of the Brotman Acquisition, all acquisition-related debt, including those related to the Medical Group and Hospital Services segment, is recorded at the Parent entity level. As such, the Company does not allocate interest expense, and gain or loss on interest rate swaps to the operating segments.

(2)
Prospect Medical Group, Inc. (which serves as a holding company for the other affiliated physician organizations) files consolidated tax returns.

(3)
The information above reflects the Hospital Services segment results for the periods since Brotman's acquisition, which during the fiscal year ended September 30, 2009, represent 169 days of Brotman operations.

16. Fair Value of Financial Instruments

        The Company adopted the revised accounting guidance for fair value measurements and disclosure of its financial assets and liabilities and its non-financial assets and liabilities on October 1, 2008 and October 1, 2009, respectively. The guidance defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. It does not create or modify any current GAAP requirements to apply fair value accounting. However, it provides a single definition for

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value of Financial Instruments (Continued)

fair value that is to be applied consistently for all prior accounting pronouncements. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

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

Financial Items Measured at Fair Value on a Recurring Basis

        The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2010
Money market mutual funds and bonds	$766	$766	$—	$—

As of September 30, 2009
Money market mutual funds	$786	$786	$—	$—

        The Company's investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

        Nonfinancial assets such as goodwill and identifiable intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment charges related to goodwill and intangible assets were recorded for the yea ended September 30, 2010. See Note 5 for additional information regarding goodwill and intangible assets relating to the Brotman acquisition. The remaining goodwill and intangible assets related to the prior acquisitions of Alta and ProMed. Management of the Company evaluates their intangibles and goodwill quarterly for "triggering events" that may be indicators of impairment. The Company performs an annual impairment test on the goodwill and intangibles. The impairment test at September 30, 2010 resulted in no impairment charges.

        The Company adopted the accounting guidance for disclosure regarding fair value of financial instruments. This adoption requires that the fair value of financial instruments be disclosed in the body or notes of an entity's financial statements in both interim and annual periods. The adoption also requires the disclosure of methods and assumptions used to estimate fair values. It does not require comparative disclosures for periods preceding adoption. The fair values of the Company's current financial assets and liabilities approximate their reported carrying amounts. The carrying values and the

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value of Financial Instruments (Continued)

fair values of non-current financial assets and liabilities that qualify as financial instruments under the guidance are as follows (in thousands).

	As of September 30, 2010		As of September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Long-term notes receivable (included in Other Assets)	$300	$273	$357	$341

Liabilities:
Long-term debt	$157,552	$183,003	$172,539	$186,418

        Included in other assets were long-term notes receivable, which amount was received as part of the consideration for the sale of three medical clinics in April 2004, the fair value of such notes receivable was estimated based on expected future payments discounted at risk-adjusted rates. The fair value of the Company's long-term debt was determined based on quoted market prices with respect to Prospect's Notes and based on expected future payments discounted at risk-adjusted rates of 10% with respect to Brotman's debt.

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010

        As discussed in Note 9, on July 29, 2009, the Company closed the offering of $160,000,000 in 12.75% senior secured notes due 2014 (the "Notes") and entered into a three year $15,000,000 revolving credit facility. The Notes and the revolving senior credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company's restricted subsidiaries (the "Guarantors"), other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company's assets and assets of the subsidiary guarantors (other than accounts receivable and proceeds therefrom) including all mortgages on the Company and its subsidiary guarantors' hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Health Network and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors, while the holders of the Notes have a second priority lien on such collateral.

        The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

        Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the "Parent"), the Guarantor and the non-Guarantor subsidiaries with respect to the Notes as of and for the fiscal years ended September 30, 2010 and 2009. This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the consolidating statement of cash flows.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010 (Continued)

        Consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATING BALANCE SHEETS
As of September 30, 2010
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(575)	$50,805	$499	$—	$50,729
Restricted cash	—	—	3,122	—	3,122
Investments, primarily restricted certificates of deposit	—	634	—	—	634
Patient accounts receivable, net of allowance for doubtful accounts	—	21,229	21,448	—	42,677
Due from government payers	—	3,740	578	—	4,318
Other receivables	(4)	2,152	—	—	2,148
Refundable income taxes, net	427	355	—	—	782
Deferred income taxes, net	5,325	2,346	—	—	7,671
Inventories	—	1,565	2,299	—	3,864
Prepaid expenses and other current assets	123	2,443	2,423	—	4,990
Intercompany accounts	48,486	(69,481)	20,913	82	—

Total current assets	53,782	15,788	51,282	82	120,935
Property, improvements and equipment, net	19	54,823	8,264	—	63,104
Deferred financing costs, net	5,769	—	585	—	6,354
Goodwill	—	153,250	—	—	153,250
Intangible assets, net	—	42,159	—	—	42,159
Other assets	6	4,612	—	(3,902)	715

Total assets	$59,576	$270,632	$60,131	$(3,820)	$386,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$17,516	$343	$—	$17,859
Accounts payable and other accrued liabilities	7,597	9,998	15,610	—	33,206
Accrued salaries, wages and benefits	4,025	9,254	5,836	—	19,114
Due to government payers	—	—	13,834	—	13,834
Income taxes payable, net	(1,680)	1,737	(57)	—	—
Current portion of capital leases	—	253	421	—	674
Current portion of long-term debt	149,802	—	21,098	—	170,900
Other current liabilities	24	1,097	—	—	1,121

Total current liabilities	159,768	39,855	57,085	—	256,708
Long-term debt, net of current maturities	—	—	11,652	(3,902)	7,750
Deferred income taxes, net	4,963	26,754	—	—	31,717
Malpractice reserves	—	611	968	—	1,579
Capital leases, net of current portion	—	528	16	—	544
Other long-term liabilities	39	112	—	—	149

Total liabilities	164,770	67,860	69,721	(3,902)	298,447

Commitments, contingencies and Subsequent Events
Shareholders' equity (deficit):
Common stock	214	(73)	(114)	187	214
Additional paid-in capital	97,419	256	—	—	97,675
Accumulated deficit	(202,828)	202,587	(9,475)	1,784	(7,931)

Total shareholders' equity (deficit)	(105,195)	202,770	(9,589)	1,971	89,958
Noncontrolling interest	—	—	—	(1,888)	(1,888)

Total Prospect Medical Holdings, Inc.'s shareholders' equity (deficit)	(105,195)	202,770	(9,589)	82	88,070

Total liabilities and shareholders' equity	$59,575	$270,630	$60,133	$(3,820)	$386,517

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010 (Continued)

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATING BALANCE SHEETS
As of September 30, 2009
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(514)	$36,995	$1,287	$—	$37,768
Restricted cash	—	—	1,395	—	1,395
Investments, primarily restricted certificates of deposit	—	665	—	—	665
Patient accounts receivable, net of allowance for doubtful accounts	—	19,543	17,263	—	36,806
Due from government payers	—	5,642	785	—	6,427
Other receivables	8	1,703	—	—	1,711
Refundable income taxes, net	1,545	13	—	—	1,558
Deferred income taxes, net	4,323	2,321	—	—	6,644
Inventories	—	1,477	2,660	—	4,137
Prepaid expenses and other current assets	72	2,491	2,817	—	5,380
Intercompany accounts	90,190	(119,113)	28,841	82	—

Total current assets	95,624	(48,263)	55,048	82	102,491
Property, improvements and equipment, net	19	54,725	8,980	—	63,724
Deferred financing costs, net	6,878	—	1,327	—	8,205
Goodwill	—	153,250	—	—	153,250
Intangible assets, net	—	46,425	—	—	46,425
Other assets	6	715	330	—	1,051

Total Assets	$102,527	$206,852	$65,685	$82	$375,146

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$16,613	$211	$—	$16,824
Accounts payable and other accrued liabilities	7,102	10,548	14,123	—	31,773
Accrued salaries, wages and benefits	4,151	11,543	9,209	—	24,903
Due to government payers	—	—	13,834	—	13,834
Income taxes payable, net	(1,029)	1,086	(57)	—	—
Current portion of capital leases	—	383	437	—	820
Current portion of long-term debt	—	—	3,805	—	3,805
Other current liabilities	13	616	—	—	629

Total current liabilities	10,237	40,789	41,562	—	92,588
Long-term debt, net of current maturities	148,020	—	24,519	—	172,539
Deferred income taxes, net	8,912	21,063	—	—	29,975
Malpractice reserves	—	914	1,910	—	2,824
Capital leases, net of current portion	—	299	270	—	569
Other long-term liabilities	78	84	—	—	162

Total liabilities	167,247	63,149	68,261	—	298,657
Commitments, Contingencies and Subsequent Events
Shareholders' equity (deficit):
Common stock	206	(53)	(114)	167	206
Additional paid-in-capital	94,242	256	—	—	94,498
Accumulated deficit	(159,168)	143,500	(2,462)	(173)	(18,303)

Total shareholders' equity (deficit)	(64,720)	143,703	(2,576)	(6)	76,401
Noncontrolling interest	—	—	—	88	88

Total Prospect Medical Holdings, Inc.'s shareholders' equity (deficit)	(64,720)	143,703	(2,576)	82	76,489

Total liabilities and shareholders' equity	$102,527	$206,852	$65,685	$82	$375,146

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010 (Continued)

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year Ended September 30, 2010
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$163,185	$122,937	$(7,043)	$279,079
Medical Group revenues	—	187,832	2,977	(691)	190,117

Total revenues	—	351,017	125,914	(7,734)	469,196

Operating expenses:
Hospital operating expenses	—	98,726	109,114	(933)	206,906
Medical Group cost of revenues	—	147,372	2,131	—	149,503
General and administrative	13,597	37,943	15,466	(6,801)	60,206
Depreciation and amortization	14	7,264	957	—	8,235

Total operating expenses	13,611	291,305	127,668	(7,734)	424,850
Operating income from unconsolidated joint venture	—	2,504	—	—	2,504

Operating (loss) income	(13,611)	62,216	(1,754)	—	46,850
Other (income) expense:
Interest expense and amortization of deferred financing cost, net	22,724	110	5,261	—	28,096

Total other expense, net	22,724	110	5,261	—	28,096

Income (loss) before income taxes	(36,335)	62,106	(7,015)	—	18,754
Income taxes provision (benefit)	7,323	3,015	—	—	10,338

Net income (loss)	(43,658)	59,091	(7,015)	—	8,416
Loss attributable to noncontrolling interest	—	—	—	(1,957)	(1,956)

Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(43,658)	$59,091	$(7,015)	$1,957	$10,372

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010 (Continued)

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Fiscal Year Ended September 30, 2009
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$145,829	$60,225	$(550)	$205,504
Medical Group revenues	—	193,955	2,825	(50)	196,730

Total revenues	—	339,784	63,050	(600)	402,234

Operating expenses:
Hospital operating expenses	—	90,843	55,506	—	146,349
Medical Group cost of revenues	—	149,092	1,964	—	151,056
General and administrative	12,215	41,443	5,708	(600)	58,766
Depreciation and amortization	13	7,382	434	—	7,829

Total operating expenses	12,228	288,760	63,612	(600)	364,000
Operating income from unconsolidated joint venture	—	2,046	—	—	2,046

Operating (loss) income	(12,228)	53,070	(562)	—	40,280
Other (income) expense:
Interest expense and amortization of deferred financing cost, net	26,835	7	2,122	—	28,964
Loss on interest rate swap arrangements	5,299	—	—	—	5,299
Prepayment penalties on debt refinance	2,588	—	—	—	2,588
Loss on termination of interest rate swap arrangements	6,861	—	—	—	6,861

Total other expense, net	41,583	7	2,122	—	43,712

Income (loss) from before income taxes	(53,811)	53,063	(2,684)	—	(3,432)
Provision (benefit) for income taxes	(4,184)	3,165	—	—	(1,019)

Net income (loss)	(49,627)	49,898	(2,684)	—	(2,413)
Income attributable to noncontrolling interest	—	—	—	7	7

Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(49,627)	$49,898	$(2,684)	$(7)	$(2,420)

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010 (Continued)

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year Ended September 30, 2010
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Operating activities
Net income (loss)	$(43,658)	$59,091	$(7,015)	$—	$8,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14	7,264	957	—	8,235
Amortization of deferred financing costs, net	1,148	—	742	—	1,890
Amortization of original issue discount	1,783	—	162	—	1,945
Provision for bad debts	—	9,753	20,215	—	29,968
Deferred income taxes, net	(4,950)	5,666	—	—	716
Stock-based compensation	2,144	—	—	—	2,144
Excess tax benefits from options exercised	214	—	—	—	214
Gain on sale of assets	—	(7)	—	—	(7)
Intercompany accounts	41,705	(49,631)	7,927	—	—
Change in assets and liabilities:
Patient, other receivables and due to/from government payors	11	(9,983)	(24,194)	—	(34,166)
Prepaid expenses and other	(51)	48	395	—	392
Inventories	—	(88)	362	—	274
Refundable income taxes, net	1,118	(342)	—	—	776
Income taxes payable, net	(651)	651	—	—	—
Deposits and other assets	—	(52)	330	—	278
Accrued medical claims and other healthcare costs payable	—	902	133	—	1,035
Accounts payable and other accrued liabilities	336	(2,637)	(2,827)	—	(5,125)

Net cash provided by (used in) operating activities	(837)	20,635	(2,813)	—	16,985

Investing activities
Purchases of property, improvements and equipment	(13)	(2,519)	(198)	—	(2,730)
Collections on notes receivable	—	(3,847)	—	3,902	55
Increase in restricted certificates of deposit	—	31	—	—	31
Other investing activities	—	(20)	—	—	(20)

Net cash used in investing activities	(13)	(6,355)	(198)	3,902	(2,664)

Financing activities
Borrowings on Brotman line of credit	—	—	1,392	—	1,392
Repayments on Brotman line of credit	—	—	3,902	(3,902)	—
Repayments on Brotman Creditors Trust Note	—	—	(1,031)	—	(1,031)
Repayments on capital leases	—	(470)	(312)	—	(782)
Change in restricted cash	—	—	(1,727)	—	(1,727)
Proceeds from exercises of stock options and warrants	827	—	—	—	827
Cash paid for deferred financing costs, net	(39)	—	—	—	(39)

Net cash (used in) provided by financing activities	788	(470)	2,224	(3,902)	(1,360)

Increase (decrease) in cash and cash equivalents	(62)	13,811	(788)	—	12,961
Cash and cash equivalents at beginning of period	(513)	36,995	1,287	—	37,768

Cash and cash equivalents at end of period	$(575)	$50,805	$499	$—	$50,729

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Consolidating financial statements of Prospect Medical Holding, Inc. and subsidiaries as of and for the twelve months ended September 30, 2010 (Continued)

PROSPECT MEDICAL HOLDINGS, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Fiscal Year Ended September 30, 2009
(in thousands)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Operating Activities
Net (Loss) Income	$(49,627)	$49,898	$(2,684)	$—	$(2,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13	7,381	435	—	7,829
Amortization of deferred financing costs, net	1,189	—	—	—	1,189
PIK interest expense	277	—	—	—	277
Amortization of original Issue Discount	284	—	—	—	284
Loss on interest rate swaps	12,160	—	—	—	12,160
Provision for bad debts	—	8,177	9,712	—	17,889
Loss on sale of assets	34	—	—	—	34
Stock-based compensation	989	—	—	—	989
Deferred income taxes, net	(4,108)	—	—	—	(4,108)
Amortization of other comprehensive income	1,179	—	—	—	1,179
Intercompany accounts	50,666	(48,641)	(2,025)	—	—
Changes in assets and liabilities:
Patient and other receivables	127	(9,188)	(3,406)	—	(12,467)
Prepaid expenses and other	(97)	124	(497)	—	(470)
Inventories	—	(17)	197	—	180
Refundable income taxes, net	1,096	—	—	—	1,096
Deposits and other assets	—	169	(330)	—	(161)
Accrued medical claims and other healthcare costs payable	—	(3,612)	(44)	—	(3,656)
Accounts payable and other accrued liabilities	6,704	393	(3,355)	—	3,742

Net cash provided by (used in) operating activities	20,886	4,684	(1,997)	—	23,573

Investing activities
Purchase of property, improvements and equipment	(7)	(1,340)	(211)	—	(1,558)
Decrease on note receivable	—	50	—	—	50
Cash paid for acquisition, net of cash received	(2,310)	—	—	—	(2,310)
Decrease in restricted certificates of deposit	—	(27)	—	—	(27)
Capitalized expense related to acquisitions	(37)	—	—	—	(37)
Other investing activities	—	332	—	—	332

Net cash used in investing activities	(2,354)	(985)	(211)	—	(3,550)

Financing activities
Borrowings from long-term debt	147,736	—	—	—	147,736
Repayments on note payable	(141,369)	—	(468)	—	(141,837)
Repayments on former line of credit	(7,100)	—	—	—	(7,100)
Borrowings on Brotman line of credit, net	—	—	3,483	—	3,483
Repayments on Brotman Creditors Trust Note	—	—	(595	—	(595)
Repayments on capital leases	—	(392)	(256)	—	(648)
Change in restricted cash	—	—	1,396	—	1,396
Cash paid for deferred financing costs, net	(7,063)	—	—	—	(7,063)
Cash paid to terminate interest rate swap arrangements	(11,312)	—	—	—	(11,312)
Proceeds from exercises of stock options and warrants	102	—	—	—	102

Net cash (used in) provided by financing activities	(19,006)	(392)	3,560	—	(15,838)

Increase (decrease) in cash and cash equivalents	(474)	3,307	1,352	—	4,185
Cash and cash equivalents at beginning of period	(40)	33,686	(63)	—	33,583

Cash and cash equivalents at end of period	$(514)	$36,993	$1,289	$—	$37,768

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Events (unaudited)

  Brotman Rights Offering

        On November 4, 2010, Brotman commenced a rights offering (the "Rights Offering") pursuant to which it offered all shareholders of record as of the close of business on the record date of October 31, 2010 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,288,659 shares of its common stock offered at a price of $2.91 per share. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period began with a mailing to qualified rights holders on November 4, 2010 and terminated on November 15, 2010. Following the consummation of the Rights Offering, the Company, having participated in the amount of $3,065,000, increased its existing ownership stake in Brotman from approximately 72% to approximately 78%.

  Assembly Bill 1383

        As discussed in Note 11, the State of California has AB1383 effective January 1, 2010, to provide one-time supplemental payments to certain medical facilities such as those owned and operated by the Company's subsidiaries that serve a disproportionate share of indigent and low-income patients. In October 2010, the Company received invoices for total fee assessments of the Alta's hospitals under AB 1383 of approximately $26,200,000 due in four equal installments between October 8, 2010 and December 13, 2010. The Company paid the initial installment of the fee assessments, and will pay the additional installments as they become due. On October 25, 2010, the Company received the first supplemental payments to Alta under AB 1383 of approximately $9,000,000. The Company expects to receive additional supplemental payments of approximately $36,000,000 before the end of December 2010. Accordingly, the "net" benefit received by the Alta s under this program would be approximately $18,800,000, on a pre-tax basis, and without giving effect to the issue relating to Brotman and this program described below.

        In October 2010, Brotman received separate invoices for fee assessments under AB 1383 of approximately $19,000,000, also due in four equal installments between October 8, 2010 and December 13, 2010. Brotman does not have the current financial resources to pay the assessed fees. Moreover, management of Brotman estimates that Brotman would be a "net" payor under AB 1383, since the fee assessments on Brotman could exceed by as much as $4,000,000 the supplemental payments that Brotman would expect to receive as part of the program. Accordingly, on October 6, 2010, the Company notified the California Department of Health Care Services (the "DHCS") that Brotman was opting out of the program. As a result, Brotman may not be entitled to receive any supplemental payments under AB 1383 and will be ineligible to participate in California-funded health care programs other than the Medi-Cal program, the largest of such programs. Historically, Brotman has not received significant revenues under state-funded healthcare programs other than Medi-Cal.

        The Company believes that Brotman is entitled to opt out of the AB 1383 program and thereby avoid liability for payment of the program fees recently assessed on Brotman or any interest or penalties that would otherwise apply to the unpaid fees. The Company also believes that Brotman's election to opt out of the AB 1383 program will not impair its eligibility for continued participation in California's Medi-Cal program. It is possible, however, that California legislation adopted on October 19, 2010 in connection with the resolution of California's budget may preclude Brotman from opting out of the AB 1383 program. The Company is currently evaluating the effects of the recent

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Events (unaudited) (Continued)

legislation. It also is possible that the DHCS may attempt to compel Brotman to participate in the AB 1383 program, which the Company would oppose.

  Merger Transaction

        On December 15, 2010, the Company's stockholders adopted the Merger Agreement at a special meeting of stockholders (see Note 4).

PROSPECT MEDICAL HOLDINGS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the beginning of the year	Acquired (Divested) in Business Combinations	Charges to operations	Deductions	Balance at the end of the year
Allowance for Doubtful Accounts
Year ended September 30, 2010	$11,715	$—	$30,730	$(21,770)	$20,675

Year ended September 30, 2009	$3,891	$18,679	$17,712	$(28,567)	$11,715

Valuation allowance for deferred tax assets
Year ended September 30, 2010	$23,623	$—	$2,453	$(5,293)	$20,783

Year ended September 30, 2009	$2,154	$21,469	$—	$—	$23,623

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 16, 2010, by and among Prospect Medical Holdings, Inc., Ivy Holdings Inc. and Ivy Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 16, 2010).
3.1
Second Amended and Restated Certificate of Incorporation of Prospect Medical Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2010).
3.7	Third Amended and Restated Bylaws of Prospect Medical Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2010).
4.1
Indenture, dated July 29, 2009, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2009).
4.2	First Supplemental Indenture, dated December 15, 2010, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee).*
4.3	Form of 12 3/4% Senior Secured Notes, Series B, due 2014 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on September 30, 2009).
10.1
Warrant, dated as of January 15, 2004, to Acquire Common Stock between Prospect Medical Holdings, Inc. and Spencer Trask Venture Investment Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.2
Amended and Restated Management Services Agreement, made as of September 15, 1998 and deemed to have been effective as of June 4, 1996, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.3
Amendment to Management Services Agreement, made as of October 1, 1998, between Prospect Medical Systems, Inc. and Prospect Medical Group, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.4
Management Agreement, dated as of January 1, 2003, between Pinnacle Health Resources Inc. and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.5
Management Agreement, dated as of January 1, 2003, between Pinnacle Health Resources Inc. and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.6
Management Services Agreement, made as of August 1, 1999, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.7
Amendment to Management Services Agreement, made as of January 15, 2009, between Prospect Medical Systems, Inc. and Nuestra Familia Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).

10.8	Management Services Agreement, made as of July 1, 1999, between Prospect Medical Systems, Inc. and AMVI/Prospect Medical Group (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.9
Management Services Agreement, dated as of January 1, 2001, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.10
Amendment to Management Services Agreement, dated as of November 1, 2002, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.11
Amendment to Management Services Agreement, made as of January 15, 2009, between Prospect Medical Systems, Inc. and Prospect Health Source Medical Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.12
Management Services Agreement, dated as of October 1, 2003, by and between Prospect Medical Systems, Inc. and Prospect Professional Care Medical Group, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.13
Management Services Agreement, dated as of March 1, 2004, by and between Prospect Medical Systems, Inc. and Prospect NWOC Medical Group, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.14
Partnership Agreement, dated July 1, 1999, between AMVI/MC Health Network, Inc. and Santa Ana/Tustin Physicians Group (incorporated by reference to Exhibit 10.77 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.15	Prospect Medical Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.90 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.16	First Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.91 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.17
Cash Management Agreement among Prospect Medical Systems, Inc., Prospect Medical Holdings, Inc., and Prospect Medical Group, Inc., effective as of June 6, 1996 (incorporated by reference to Exhibit 10.194 to the Company's Amendment No. 2 to Registration Statement on Form 10 filed on August 27, 2004).
10.18
Second Amendment to Prospect Medical Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.195 to the Company's Amendment No. 3 to Registration Statement on Form 10 filed on October 21, 2004).
10.19
Amendment to Management Agreement, effective as of February 1, 2004, to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and StarCare Medical Group, Inc. dba Gateway Medical Group, Inc. (incorporated by reference to Exhibit 10.198 to the Company's Amendment No. 3 to Registration Statement on Form 10 filed on October 21, 2004).
10.20
Amendment to Management Agreement, effective as of February 1, 2004, to that certain Management Agreement made and entered into as of January 1, 2003, entered into by and between Pinnacle Health Resources and APAC Medical Group, Inc. dba Gateway Physicians Medical Associates, Inc. (incorporated by reference to Exhibit 10.199 to the Company's Amendment No. 3 to Registration Statement on Form 10 filed on October 21, 2004).

10.21	Form of stock option agreement used for incentive stock options granted under the Company's 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 20, 2005).
10.22
Form of stock option agreement used for non-qualified stock options granted under the Company's 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 20, 2005).
10.23
First Lien Credit Agreement, dated as of August 8, 2007, among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, Cratos Capital Management, LLC, as Syndication Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.24
Second Lien Credit Agreement, dated as of August 8, 2007, among Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent, certain other Lenders, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.25
Continuing Guaranty (First Lien), dated as of August 8, 2007, by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.26
Continuing Guaranty (Second Lien), dated as of August 8, 2007, by Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and certain of their Subsidiaries as the Guarantor, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.27
Intercreditor Agreement, dated as of August 8, 2007, by Prospect Medical Holdings, Inc. and Prospect Medical Group, Inc. as the Borrowers, certain of their Subsidiaries as Guarantors, and Bank of America, N.A., as First Lien Collateral Agent, Second Lien Collateral Agent, and Control Agent (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.28
Executive Employment Agreement, dated August 8, 2007, between Alta Hospitals System, LLC, and Samuel S. Lee (incorporated by reference to Exhibit 99.4 to Samuel S. Lee's Schedule 13D filed on August 20, 2007).
10.29
Amendment to Executive Employment Agreement, effective March 19, 2008, by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee (incorporated by reference to Exhibit 7 to the Samuel S. Lee's Schedule 13D/A filed on April 22, 2008).
10.30
Second Amendment to Executive Employment Agreement, dated as of July 8, 2008, by and among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC and Samuel S. Lee (incorporated by reference to Exhibit 8 to the Samuel S. Lee's Schedule 13D/A filed on August 15, 2008).
10.31
Third Amendment to Executive Employment Agreement, dated as of February 12, 2009, among Prospect Medical Holdings, Inc., Alta Hospitals System, LLC, and Samuel S. Lee (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).

10.32	Amended and Restated Employment Agreement, dated as of May 12, 2009, between Prospect Medical Holdings, Inc. and Samuel S. Lee (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2009).
10.33
Employment Agreement, made as of April 8, 2004, but effective on April 19, 2004, between Prospect Medical Holdings, Inc. and Mike Heather (incorporated by reference to Exhibit 10.76 to the Company's Registration Statement on Form 10 filed on May 27, 2004).
10.34
First Amendment to Employment Agreement, dated as of February 12, 2009, between Prospect Medical Holdings, Inc. and Mike Heather (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.35
Employment Agreement, effective June 1, 2007, between Jeereddi Prasad, M.D. and ProMed Health Care Administrators (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2010).
10.36
Management Services Agreement between Pomona Valley Medical Group, Inc. and ProMed Health Care Administrators, effective October 1, 1998 (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.37
Amendment to Management Services Agreement, made as of October 1, 2007, between ProMed Health Care Administrators, Inc. and Pomona Valley Medical Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.38
Management Services Agreement between Upland Medical Group, A Professional Medical Corporation and ProMed Health Care Administrators, effective October 1, 2002 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.39
Amendment to Management Services Agreement, made as of October 1, 2007, between ProMed Health Care Administrators, Inc. and Upland Medical Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 17, 2009).
10.40
Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.41
Amendments Nos. 18 and 19 to Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.42
Amendments Nos. 20 and 21 to Hospital Inpatient Services Agreement between Alta Los Angeles Hospitals, Inc. and the Department of Health Services (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on December 21, 2009).

10.43	Hospital Inpatient Services Agreement between Alta Hollywood Hospitals, Inc. and the Department of Health Services, as amended (Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K filed on June 2, 2008).
10.44
First Lien Forbearance Agreement, dated as of February 13, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.45
Second Lien Forbearance Agreement, dated as of February 13, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.46
First Amendment to Forbearance Agreement, dated as of March 31, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.47
Consent Under Second Lien Forbearance Agreement, dated as of March 31, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on June 16, 2008).
10.48
Amended and Restated Forbearance Agreement, dated as of April 10, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.49
Amended and Restated Second Lien Forbearance Agreement, dated as of April 10, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.50
Stock Purchase Agreement, dated as of April 23, 2008, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.51
Amendment No. 1, dated July 3, 2008, to Stock Purchase Agreement, dated as of April 23, 2008, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D. (incorporated by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-4 filed on September 30, 2010).
10.52
Amendment No. 2, dated August 1, 2008, to Stock Purchase Agreement, dated as of April 23, 2008, among Prospect Medical Group, Inc., Prospect Medical Holdings, Inc., Greater Midwest, Sierra Medical Group Holding Company, Inc. and Richard Merkin, M.D. (incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-4 filed on September 30, 2010).
10.53
First Amendment to Amended and Restated Forbearance Agreement, dated as of April 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).

10.54	First Amendment to Amended and Restated Second Lien Forbearance Agreement, dated as of April 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.55
Resignation Agreement, dated as of May 12, 2008, between Prospect Medical Holdings, Inc. and Jacob Y. Terner, M.D. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.56
Second Amendment to Amended and Restated Forbearance Agreement, dated as of May 14, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.57
Second Amendment to Amended and Restated Second Lien Forbearance Agreement, dated as of May 14, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.58
Second Amendment to First Lien Credit Agreement, Waiver and Consent, dated as of May 15, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.59
Second Amendment to Second Lien Credit Agreement, Waiver and Consent, dated as of May 15, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.60
Third Amendment to First Lien Credit Agreement and First Amendment to Second Amendment to First Lien Credit Agreement, Waiver and Consent, dated as of June 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.61
Third Amendment to Second Lien Credit Agreement and First Amendment to Second Amendment to Second Lien Credit Agreement, Waiver and Consent, dated as of June 30, 2008, by and among Prospect Medical Holdings, Inc., Prospect Medical Group, Inc., and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2008).
10.62
Fifth Amended and Restated Assignable Option Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.63
Amendment to Fifth Amended and Restated Assignable Option Agreement, dated July 29, 2009, among Prospect Medical Systems, Inc., Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.64
Third Amended and Restated Option Agreement, dated as of November 26, 2008, by and between Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K filed on December 29, 2008).

10.65	Amendment to Third Amended and Restated Option Agreement, dated July 29, 2009, between Prospect Medical Group, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.66
Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Group shares) (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.67
Stock Purchase Agreement, dated as of November 26, 2008, by and among Prospect Medical Systems, Inc., Osmundo R. Saguil, M.D., and Arthur Lipper, M.D. (re. Nuestra shares) (incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.68
Second Amended and Restated First Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.69
Second Amended and Restated Second Lien Pledge Agreement, dated as of November 26, 2008, by Arthur Lipper, M.D. in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.82 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.70
Form of Indemnification Agreement between Prospect Medical Holdings, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.71
Indemnification Agreement, dated November 26, 2008, by and between Prospect Medical Holdings, Inc. and Arthur Lipper, M.D. (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.72	Prospect Medical Holdings, Inc. 2008 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.73
Form of Incentive Stock Option Agreement for grant of incentive stock options to participants under our 2008 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.74
Form of Non-Qualified Stock Option Agreement for grant of non-qualified stock options to participants under our 2008 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.87 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.75
Non-Qualified Stock Option Agreement between Prospect Medical Holdings, Inc. and Samuel S. Lee, effective as of August 20, 2008 (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.76
Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to Mike Heather, dated as of August 15, 2008 (incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K filed on December 29, 2008).
10.77
Form of Restricted Stock Award Agreement for award of restricted stock under our Omnibus Equity Incentive Plan to participants, dated as of September 10, 2008 (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form 10-K filed on December 29, 2008).

10.78	Indenture, dated July 29, 2009, among the Company, certain of its subsidiaries and affiliates (as subsidiary guarantors) and U.S. Bank National Association (as trustee) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.79
Credit Agreement, dated July 29, 2009, among the Company, Royal Bank of Canada (as administrative agent), Jefferies Finance LLC (as syndication agent) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 29, 2009).
10.80	Consent and Agreement, dated as of December 15, 2010, among the Company, Royal Bank of Canada (as administrative agent) and certain lenders party thereto.*
10.81
Continuing Guaranty, dated July 29, 2009, in favor of Royal Bank of Canada (as administrative agent), by: Alta Hospitals System, LLC; Alta Hollywood Hospitals, Inc.; Alta Los Angeles Hospitals, Inc.; Genesis Healthcare of Southern California, Inc., a Medical Group; Pomona Valley Medical Group, Inc.; ProMed Health Care Administrators; ProMed Health Services Company; Prospect Hospital Advisory Services, Inc.; Prospect Health Source Medical Group, Inc.; Prospect Medical Group, Inc.; Prospect Medical Systems, Inc.; Prospect NWOC Medical Group, Inc.; Prospect Professional Care Medical Group, Inc.; Starcare Medical Group, Inc.; and Upland Medical Group, a Professional Medical Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.82
Intercreditor Agreement, dated July 29, 2009, among Prospect Medical Holdings, Inc. and certain of it subsidiaries from time to time parties thereto, Royal Bank of Canada (as first lien collateral agent), U.S. Bank National Association (as second lien collateral agent) and Royal Bank of Canada (as control agent) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.83
Credit Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.84
First Amendment to Credit Agreement and Waiver, dated as of December 11, 2009, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender) (incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K filed on December 21, 2009).
10.85
Second Amendment to Credit Agreement, dated as of February 17, 2010, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 17, 2010).
10.86
Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA West 16, LLC (as lender) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.87
Amendment No. 1 to Loan Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and JHA West 16, LLC (as lender) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.88
Amendment No. 2 to Loan Agreement entered into as of February 10, 2010 by Brotman Medical Center and JHA WEST 16, LLC (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2010).
10.89
Amendment No. 1 to Promissory Note entered into as of February 10, 2010 by Brotman Medical Center, Inc. and JHA WEST 16, LLC (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2010).

10.90	Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender) (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.91
Loan Agreement, dated July 9, 2008, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.92
Amendment No. 1 to Loan Agreement, dated April 14, 2009, between Brotman Medical Center, Inc. (as borrower) and JHA East 7, LLC (as lender) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 19, 2009).
10.93
Agreement and Plan of Merger, dated August 16, 2010, by and among Prospect Medical Holdings, Inc., Ivy Holdings, Inc. and Ivy Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 16, 2010).
10.94
Fund Guarantee, dated August 16, 2010, by and among Prospect Medical Holdings, Inc., Green Equity Investors V, L.P. and Green Equity Investors Side V, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 16, 2010).
21.1	Subsidiaries of the Company.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.