Form 10-Q
period 2010-12-31
PROSPECT MEDICAL HOLDINGS INC
filed 2011-02-14
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of February 10, 2011 was 100, all of which are owned by Ivy Intermediate Holding Inc., a wholly-owned subsidiary of Ivy Holdings Inc.

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,597	$50,729
Restricted cash	3,499	3,122
Investments, primarily restricted money market funds	638	634
Patient accounts receivable, net of allowance for doubtful accounts of $20,982 and $20,675 at December 31, 2010 and September 30, 2010, respectively	40,709	42,677
Due from government payors	2,451	4,318
Other receivables	1,879	2,148
Refundable income taxes, net	12,428	782
Deferred income taxes, net	6,828	7,671
Inventories	3,834	3,864
Prepaid - hospital quality assurance fees	26,182	—
Prepaid expenses and other current assets	5,975	4,990
Total current assets	162,020	120,935

Property, improvements and equipment, net	63,649	63,104
Deferred financing costs, net	5,248	6,354
Goodwill	153,250	153,250
Intangible assets, net	41,159	42,159
Other assets	703	715
Total assets	$426,029	$386,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2010	2010
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$17,790	$17,859
Accounts payable and other accrued liabilities	40,512	33,206
Accrued salaries, wages and benefits	14,475	19,114
Deferred revenue - hospital quality assurance fees	37,227	—
Due to government payors	13,942	13,834
Current portion of capital leases	581	674
Current portion of long-term debt	37,103	170,900
Other current liabilities	840	1,121
Total current liabilities	162,470	256,708
Long-term debt, net of current maturities	143,842	7,750
Deferred income taxes, net	31,717	31,717
Malpractice reserve	1,645	1,579
Capital leases, net of current portion	727	544
Other long-term liabilities	109	149
Total liabilities	340,510	298,447
Commitments, Contingencies and Subsequent Events
Shareholder’s equity:
Common stock, $0.01 par value; 100 shares authorized and 100 shares issued and outstanding at December 31, 2010; 40,000,000 shares authorized and 21,399,508 shares issued and outstanding at September 30, 2010	1	214
Additional paid-in capital	108,048	97,675
Subscription receivable	(935)	—
Accumulated deficit	(19,469)	(7,931)
Total Prospect Medical Holdings, Inc.’s shareholder’s equity	87,645	89,958
Noncontrolling interest	(2,126)	(1,888)
Total shareholder’s equity	85,519	88,070
Total liabilities and shareholder’s equity	$426,029	$386,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Revenues:
Net Hospital Services revenues	$65,844	$69,412
Medical Group revenues	47,690	46,684
Total revenues	113,534	116,096
Operating expenses:
Hospital operating expenses	52,448	49,590
Medical Group cost of revenues	37,439	36,845
General and administrative	30,862	16,206
Depreciation and amortization	1,938	2,078
Total operating expenses	122,687	104,719
Operating income from unconsolidated joint venture	322	450
Operating (loss) income	(8,831)	11,827
Other expense:
Interest expense and amortization of deferred financing costs, net	7,005	6,860
Total other expense, net	7,005	6,860
(Loss) income before income taxes	(15,836)	4,967
Income tax provision (benefit)	(3,375)	2,503
Net (loss) income	(12,461)	2,464
Net loss attributable to noncontrolling interest, net of tax	(923)	(395)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(11,538)	$2,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2010	2009

Operating activities
Net income (loss)	$(12,461)	$2,464
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,938	2,078
Amortization of deferred financing costs, net	498	459
Amortization of original issue discount	577	419
Provision for bad debts	7,583	6,970
Deferred income taxes, net	843	—
Stock-based compensation	1,780	1,173
Excess tax benefits from stock-based compensation	(6,446)	—
Gain on disposal of assets	—	(7)
Change in assets and liabilities:
Patient accounts receivable and other receivables	(7,689)	(11,339)
Due from government payers	4,210	1,909
Prepaid expenses and other	(376)	(1,404)
Prepaid - hospital quality assurance fees	(26,182)	—
Inventories	29	(14)
Refundable income taxes, net	(5,199)	1,939
Deferred revenue - hospital quality assurance fees	37,227	—
Deposits and other assets	(3)	393
Accrued medical claims and other healthcare costs payable	(69)	(1,040)
Accounts payable and other accrued liabilities	2,519	539
Net cash provided by operating activities	(1,221)	4,539
Investing activities
Purchases of property, improvements and equipment	(1,247)	(481)
Decrease in note receivable	14	13
Increase (decrease) in restricted certificates of deposit	(5)	31
Net cash used in investing activities	(1,238)	(437)
Financing activities
Borrowings on Brotman line of credit, net	1,968	1,655
Repayments on Brotman Creditors Trust Note	(250)	(281)
Repayments of capital leases	(144)	(228)
Cash paid for deferred financing costs, net	—	(39)
Change in restricted cash	(378)	(588)
Proceeds from exercises of stock options and warrants	1,090	—
Excess tax benefits from stock-based compensation	6,446	—
Capital contribution and stock restructuring	844	—
Minority shareholder cash contribution	685	—
Subscription receivable	(934)	—
Net cash used in financing activities	9,327	519
Increase in cash and cash equivalents	6,868	4,621
Cash and cash equivalents at beginning of year	50,729	37,768
Cash and cash equivalents at end of year	$57,597	$42,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

continued

	December 31,
	2010	2009
Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$234	$631
Interest paid	$672	$930
Income taxes paid, net	$981	$920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

1. Organization

Prospect Medical Holdings, Inc. (“Prospect,” “Company” or the “Parent Entity”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”) or medical clinics. Following the Alta acquisition and acquisition of a majority stake in Brotman Medical Center, Inc., a California corporation (“Brotman”), on April 14, 2009 (see Note 9), and as of December 31, 2010, the Company owns and operates five community-based hospitals in Southern California, and its operations are organized into three primary reportable segments: Hospital Services, Medical Group and Corporate as discussed below.

As further described in Note 4 below, effective December 15, 2010, after the receipt of stockholder approval at a special meeting of its stockholders, Prospect merged with, and into, Ivy Merger Sub Corp., an indirect wholly-owned subsidiary of Ivy Holdings Inc. (the “Ivy Merger”).  Following the Ivy Merger, all shares of Prospect’s common stock voluntarily ceased trading in the NASDAQ Global Market and were delisted.  All outstanding shares of Prospect are now owned by Ivy Intermediate Holding Inc., a wholly-owned direct subsidiary of Ivy Holdings Inc., which is owned by affiliates of Leonard Green & Partners, L.P., a private equity fund, and certain members of Prospect’s management.

Hospital Services Segment

We own and operate five hospitals in Los Angeles County, with a total of approximately 759 licensed beds served by 724 on-staff physicians at December 31, 2010. We acquired four community hospitals in Hollywood, Los Angeles, Norwalk and Van Nuys in connection with our acquisition of Alta. Our fifth hospital, in which we currently have a 78% ownership interest, is Brotman Medical Center, located in Culver City. All of our hospitals are accredited by Det Norske Veritas (“DNV”) Healthcare, Inc.

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

The table below gives a brief overview of the Company’s hospitals and the locations they serve:

Name/Location	Primary Service	Number of Beds
Hollywood Community Hospital Hollywood, CA 100% owned	Medical/Surgical	100 licensed beds/100 staffed beds
Los Angeles Community Hospital Los Angeles, CA 100% owned	Medical/Surgical	130 licensed beds/130 staffed beds
Norwalk Community Hospital Norwalk, CA 100% owned	Medical/Surgical	50 licensed beds/50 staffed beds
Van Nuys Community Hospital Van Nuys, CA 100% owned	Psychiatric	59 licensed beds/59 staffed beds
Brotman Medical Center Culver City, CA 78% owned	Medical/Surgical	420 licensed beds/180 staffed beds

Admitting physicians are primarily practitioners in the local area. The Hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third party payers, including some commercial insurance carriers, health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”).

Medical Group Segment

The Medical Group segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Groups contract with physicians (primary care and specialist) and other healthcare providers to provide enrollees with all medical services. Prospect currently manages the provision of prepaid healthcare services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of December 31, 2010 (stand alone or individually referred to as, an “Affiliate”):

Prospect Medical Group, Inc. (“PMG”)

Prospect Health Source Medical Group, Inc. (“PHS”)

Prospect Professional Care Medical Group, Inc. (“PPCM”)

APAC Medical Group, Inc. (“APA”) (Inactive)

Genesis HealthCare of Southern California, Inc., A Medical Group (“Genesis”)

Prospect NWOC Medical Group, Inc. (“PNW”)

StarCare Medical Group, Inc. (“PSC”)

Santa Ana/Tustin Physicians Group, Inc. (“SATPG”) (Inactive)

AMVI/Prospect Medical Group (“AMVI/Prospect”)

Nuestra Familia Medical Group, Inc. (“Nuestra”)

Upland Medical Group, a Professional Medical Corporation (“UMG”)*

Pomona Valley Medical Group, Inc. (“PVMG”)*

*         PVMG and UMG are collectively referred to as the “ProMed Entities.”

These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by Prospect:

Prospect Medical Systems, Inc. (“PMS”)

ProMed Health Care Administrators (“PHCA”)

All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 62% owned by a nominee physician shareholder pursuant to an assignable option agreement described below, and AMVI/Prospect which is a 50/50 Joint Venture between AMVI Care Health Network, Inc. and SATPG. PMG is owned by the same nominee physician shareholder pursuant to a separate assignable option agreement. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying unaudited condensed consolidated financial statements.

The AMVI Joint Venture was formed for the sole purpose of combining enrollment in order to meet minimum enrollment levels required for participation in the CalOptima Medicaid (Medi-Cal in California) program in Orange County, California. The joint venture ownership is set at 50/50 to prevent either party from exerting control over the other; however, AMVI and SATPG’s businesses are operated autonomously, and enrollees, financial results and cash flows are each separately tracked and recorded. In accordance with the joint venture partnership agreement, profits and losses are not split in accordance with the partnership ownership interest, but rather, are directly tied to the results generated by each separate portion of the business. Separate from any earnings the Company generates from SATPG’s portion of business within the joint venture, the Company also earns fees for management services PMS provides to SATPG’s partner in the joint venture. The Company accounts for SATPG’s interest in the joint venture partnership using the equity method of accounting. The Company includes in the unaudited condensed consolidated financial statements only the net results attributable to those enrollees specifically identified as assigned to the Company, together with the management fee that PMS charges for managing those enrollees specifically assigned to the other joint venture partner.

PMS has entered into an assignable option agreement with PMG and the nominee physician shareholder of PMG. Under the assignable option agreement, Prospect has an assignable option, obtained for a nominal amount from PMG and the nominee shareholder to designate the purchaser (successor physician) for all or part of PMG’s issued and outstanding stock held by the nominee physician shareholder (the “Stock Option”) in its sole discretion. The Company may also assign the assignable option agreement to any person. The assignable option agreement has an initial term of 30 years and is automatically extended for additional terms of 10 years each, as long as the term of the related management services agreement described below (the “Management Agreement”) is automatically extended. Upon termination of the Management Agreement with PMG, the related Stock Option would be automatically and immediately exercised. The Stock Option may be exercised for a purchase price of $1,000. Under these nominee shareholder agreements, Prospect has the unilateral right to establish or effect a change of the nominee, at will, and without the consent of the nominee, on an unlimited basis and at nominal cost throughout the term of the Management Agreement. In addition to the Management Agreement with PMG, Prospect, through one of its management company subsidiaries, has a management agreement with each Affiliate. The term of the Management Agreements is generally 30 years. PMG is the sole shareholder of SATPG, PHS, PPCM, PNW, PSC, APA, Genesis, PVMG, and UMG. Dr. Lipper is the nominee shareholder as to the 62% interest in Nuestra, pursuant to a separate assignable option agreement entered into with PMS, under which PMS has the same rights and powers as those described in this paragraph regarding the PMG agreement.

The Company’s Affiliates have each entered into a Management Agreement and each Affiliate has agreed to pay a management fee to PMS or PHCA, as applicable (each of which is a wholly-owned subsidiary of Prospect). The fee is based in part on the costs to the management company and on a percentage of revenues the Affiliate receives (i) for the performance of medical services by the Affiliate’s employees and independent contractor physicians and physician extenders, (ii) for all other services performed by the Affiliates, and (iii) as proceeds from the sale of assets or the merger or other business combination of the Affiliates. The management fee also includes a fixed percentage fee for marketing and public relations services. The revenue from which this fee is determined includes medical capitation, all sums earned from participation in any risk pools and all fee-for-service revenue earned. Except in the case of Nuestra and AMVI/Prospect, the Management Agreements have initial terms of 30 years, renewable for successive 10-year periods thereafter, unless terminated by either party for cause. In the case of Nuestra, its Management Agreement has an initial 10 year term renewable for successive one year terms. In the case of AMVI/Prospect, its Management Agreement has a one year term with successive one year renewal terms. In return for payment of the management fee, Prospect (through PMS and PHCA) has agreed to provide financial management, information systems, marketing, advertising, public relations, risk management, and administrative support, including for utilization review and quality of care. At its cost, Prospect has assumed the obligations for all facilities, medical and non-medical supplies, and employment of non-physician personnel of its affiliated medical clinics.

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

Further, Prospect’s rights under the Management Agreements are unilaterally salable or transferable. Based on the provisions of the Management Agreements and the assignable option agreements with PMG, Prospect has determined that it has a controlling financial interest in the Affiliates, with the exception of Nuestra. Consequently, under applicable accounting principles, Prospect consolidates the revenues and expenses of all the Affiliates except AMVI/Prospect from the respective dates of execution of the Management Agreements. All significant inter-entity balances have been eliminated in consolidation. In the case of AMVI/Prospect, only that portion of the results which are contractually identified as Prospect’s are recognized in the consolidated financial statements, together with the management fee that the Company charges AMVI for managing AMVI’s share of the joint venture operations.

Prospect has also entered into management agreements with unaffiliated third parties to manage services to their HMO enrollees.

The Medical Group segment manages services for the following enrollees under contracts with various health plans (in thousands):

	As of December 31,
Member Category	2010	2009

Commercial — owned	123.0	129.5
Commercial — managed(l)	7.7	1.6
Senior — owned	22.1	21.5
Senior — managed(1)	0.5	0.2
Medi-Cal — owned	11.4	11.6
Medi-Cal — managed(1)	12.4	8.5
Total	177.1	172.9

(1)                                  Represents members that we manage on behalf of third parties in exchange for a management fee.

Corporate Segment

The Corporate segment reflects certain expenses incurred at Prospect Medical Holdings, Inc. (the “Parent Entity”) not specifically allocable to the Hospital Services or Medical Group segments. These include and are not limited to salaries, benefits and other compensation for corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley compliance. The Company does not allocate interest expense, gain or loss on interest rate swaps and income taxes to the other reporting segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In accordance with the instructions and regulations of the Securities and Exchange Commission (“SEC”) for interim reports, certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. GAAP for annual reports have been omitted or condensed. All adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for fair presentation have been included in the accompanying unaudited condensed consolidated financial statements.

The unaudited results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, but not the accounts of its parent companies, Ivy Holdings Inc. and Ivy Merger Sub Corp. All intercompany accounts and transactions have been eliminated.

As discussed in Note 6, upon the consummation of the merger, the Company became an indirect, wholly-owned subsidiary of Ivy Holdings, and the Company’s common stock ceased trading on the NASDAQ Global Market and was delisted. In accordance with the senior secured notes’ indenture, the Company will continue to file with the SEC until such time that all of its outstanding registered debt has been repaid by the Company, the Company has complied with the Indenture requirements in order to terminate the filing of SEC reports, or a Second Supplemental Indenture that does not require filing with the SEC is in place.

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

Stock Options and Restricted Stock

Prior to being terminated upon completion of the Ivy Merger, the Company had stock option and restricted stock agreements with certain directors, officers and employees. Share-based awards have generally been issued at or above the market price of the underlying stock.

Compensation costs for option awards are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards’ service period. The fair value of restricted stock grants are determined on the date of grant, based on the number of shares granted and the quoted price of the Company’s common stock. The Company used the Black-Scholes option pricing model and a single option award approach to estimate the fair value of stock options granted. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments is presented in the statement of cash flows as a financing cash inflow.

Prior to their cancellation in connection with the Ivy Merger, the Company’s equity awards vested based on continuous service and did not include performance or market vesting conditions. There are no liability awards that may be settled for cash.

Restricted Cash

At December 31, 2010, restricted cash primarily represents amounts set aside pursuant to the Los Angeles Jewish Home for the Aging (“JHA”) loan agreements (see Note 8) for property taxes, maintenance and emergency room construction. As discussed in Note 8, as of December 31, 2010, Brotman is delinquent on these required deposits.

Restricted Investments

The Company is required to keep restricted deposits by certain HMOs for the payment of claims. Such restricted deposits are classified as a current asset in the accompanying unaudited condensed consolidated balance sheet, as they are restricted for payment of current liabilities.

Inventories

Inventories of supplies are valued at the lower of amounts that approximate the weighted average cost or market.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled approximately $194,409,000 and $195,409,000 at December 31, 2010 and September 30, 2010, respectively, and arose as a result of the ProMed, Alta and Brotman business acquisitions. Other intangible assets include customer relationships, covenants not-to-compete, trade names and provider networks. Goodwill represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired, including identifiable intangible assets. In conjunction with these acquisitions, management of the Company has reviewed the allocation of the excess of the purchase consideration (including costs incurred related to the acquisitions) over net tangible and intangible assets acquired, and has determined that the goodwill is primarily related to the operating platforms acquired through the addition of the existing renewable HMO contracts in the case of ProMed and new business segments in the case of the Alta and Brotman acquisitions.

Goodwill and other intangible assets with indefinite useful lives are not amortized; rather they are reviewed annually for impairment for each reporting unit, or more frequently if impairment indicators arise. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. A two-step impairment test is used to identify potential goodwill impairment and to measure the amount of goodwill impairment loss to be recognized, if any. As further discussed in Note 10, the Company’s operations are organized into three reporting segments, within which there are four operating units, consisting of Alta, Brotman, ProMed and Prospect.

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

As discussed in Note 13, Brotman could potentially be a net payer under the Assembly Bill 1383 (“AB 1383”) as amended by the Assembly Bill 1653 (collectively “AB 1653”) by in excess of $4,000,000 through December 31, 2010. Brotman has been informed that, beginning February 14, 2011 withholds of its expected Medi-Cal payments in the amount of $65,000 per week are scheduled to start. Brotman management is contesting these withholds. Failure by management to successfully contest such withholds, however, could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles. Such impairment evaluation would likely result in an impairment charge as early as the second quarter of fiscal 2011.

Due from/to Government Payers

Following the acquisition of a majority interest in Brotman, effective April 14, 2009, the Company consolidated Brotman’s estimated liability to the Centers for Medicare and Medicaid Services (“CMS”) arising out of outlier payments received for services provided by Brotman to Medicare eligible inpatients, primarily for the last four months of calendar year 2005 and all of calendar year 2006.

While Brotman and Alta report financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology primarily based on the diagnosis of the patient, but are entitled to receive additional payments, referred to as “outliers” for patients whose treatment is very costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the “RCC”) based on the statewide average. Payments received by Brotman on this basis were an interim estimate, subject to final determination upon auditing of Brotman’s cost reports. Brotman filed its Medicare cost reports, but determined that its outlier reimbursement for services provided in fiscal years 2005 and 2006 could be subject to adjustment based on certain outlier reconciliation rules. The Company believes that CMS has not conducted any outlier reconciliations under current regulations, has not formally notified Brotman of any pending reconciliation to be conducted regarding their cost reports and has not determined the amount of any liability at this point related to possible overpayments. As of December 31, 2010 and September 30, 2010, an estimated liability of $13,834,000 was included in each of the accompanying unaudited condensed consolidated balance sheets related to this matter.

Brotman and Alta have also accrued estimated third-party settlement net payables in the amount of $108,000 for filed cost reporting years and estimates for the three months ended December 31, 2010.  At September 30, 2010, estimated net receivables for cost reports not yet finalized were approximately $103,000.

The following is a summary of due from and due to governmental payers as of December 31 and September 30, 2010 (in thousands):

	December 31,	September 30,
	2010	2010
	(unaudited)
Due from government payers:
Medi-Cal Disproportionate Share (DSH)	$2,451	$4,215
Medicare cost report settlement	—	103
	$2,451	$4,318
Due to government payers:
Outlier liability	$13,834	$13,834
Medicare cost report settlement	108	—
	$13,942	$13,834

Revenues

Revenues by reportable operating segment are comprised of the following amounts (in thousands, unaudited):

	Three Months Ended December 31,
	2010	2009
Net Hospital Services
Inpatient	$60,233	$61,324
Outpatient	5,497	7,925
Other	114	163
Total net Hospital Services revenues	$65,844	$69,412
Medical Group
Capitation	$47,001	$46,449
Management fees	523	153
Other	166	82
Total Medical Group revenues	$47,690	$46,684
Total revenues	$113,534	$116,096

The Company presents segment information externally the same way that Management uses financial data internally to make operating decisions and assess performance.  The Company’s operations are organized into three reporting segments: (i) Hospital Services, (ii) Medical Group, and (iii) Corporate (see Note 1).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the unaudited condensed consolidated financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party settlements, receivables for medical services, allowances for contractual discounts and doubtful accounts, accruals for medical claims, impairment of goodwill, long-lived assets and intangible assets, valuation of interest rate swaps, share-based payments, professional and general liability claims and workers’ compensation claims, reserves for outcome of legislation and valuation allowances against deferred tax assets.

Recent Accounting Pronouncements

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

In August 2010, the FASB approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. Specifically, it states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services, and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity.

The modified accounting standards are required to be adopted for fiscal years that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. The Company will adopt the modified accounting standards in the first quarter of fiscal year 2012 and is currently assessing the potential impact that the adoption will have on its condensed consolidated results of operations and condensed consolidated financial position.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on the unaudited condensed consolidated net income (loss).

Subsequent Events

The Company’s unaudited condensed consolidated financial statements are considered issued when filed with the SEC.  Accordingly, the Company has evaluated subsequent events up to the filing date of this Form 10-Q with the SEC (see Note 15).

3. Property, Improvements and Equipment

Property, improvements and equipment as of December 31 and September 30, 2010, consisted of the following (in thousands):

	December 31,	September 30,
	2010	2010
	(unaudited)
Property, improvements and equipment:
Land and land improvements	$31,028	$31,028
Buildings and improvements	25,068	24,302
Leasehold improvements	2,981	2,666
Equipment	21,936	22,121
Furniture and fixtures	892	892
	81,905	81,009
Less accumulated depreciation	(18,256)	(17,905)
Property, improvements and equipment, net	$63,649	$63,104

4.  The Ivy Merger

On August 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Ivy Merger Agreement”) with Ivy Holdings Inc. (“Ivy Holdings”) and Ivy Merger Sub Corp. (“Merger Sub”), an indirect, wholly owned subsidiary of Ivy Holdings. On December 15, 2010 (the “Merger Effective Date”), at a special meeting of our stockholders, the adoption of the Ivy Merger Agreement was approved by the affirmative vote of a majority of our common stock outstanding as of the record date for the special meeting. In accordance with the Ivy Merger Agreement and the Delaware General Corporation Law on the Merger Effective Date, Merger Sub subsequently merged with and into the Company on December 15, 2010, and the Company became an indirect, wholly-owned subsidiary of Ivy Holdings (the “Ivy Merger”). Following the consummation of the merger, the Company’s common stock ceased trading on the NASDAQ Global Market and was delisted.

Pursuant to the Merger Agreement, at the Merger Effective Date:

•                  All outstanding options to purchase shares of the Company’s common stock were canceled and the holder of each such option received a cash payment equal to the excess of the $8.50 per share cash merger consideration over the exercise price of such option, multiplied by the number of shares subject to the option that are vested immediately prior to the Merger Effective Date, less any applicable withholding taxes and after giving effect to the determination of the Company’s compensation committee to accelerate the vesting of certain unvested options in connection with the Ivy Merger (see Note 5).

•                  Each outstanding warrant to purchase shares of our common stock was canceled and converted into the right to receive a cash payment equal to the excess of the $8.50 per share cash merger consideration over the exercise price of the warrant, multiplied by the number of shares subject to the warrant.

•                  Restrictions on each share of restricted stock issued under any of the Company’s equity incentive plans lapsed and each such share of restricted stock was converted into the right to receive the $8.50 per share merger consideration, less any applicable withholding taxes.

The Compensation Committee of the Board of Directors approved a contingent bonus in the amount of $1,235,000 paid to Samuel S. Lee, the Company’s Chief Executive Officer and Chairman of its Board of Directors, upon successfully completing the merger transaction. The Company’s controlling stockholders (the “Rollover Investors”), which were comprised of Mr. Lee, Mike Heather (the Company’s Chief Financial Officer), David R. Topper (the President of the Alta Hospitals Systems, LLC subsidiary) and Dr. Jeereddi A. Prasad (one of the Company’s directors and the President of ProMed Health Services Company), executed a voting agreement pursuant to which they agreed, subject to the terms thereof, to vote their shares of the Company’s common stock in favor of the approval and adoption of the Ivy Merger Agreement. The voting agreement provided the requisite stockholder approval for the merger.

Pursuant to a contribution and subscription agreement, immediately prior to the completion of the merger, the Rollover Investors contributed a total of 6,227,824 shares of the Company common stock (the “Rollover Shares”) in exchange for shares of Ivy Holdings common stock. Following the completion of the merger, Messrs. Lee, Topper, Heather and Dr. Prasad beneficially own approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings (excluding any stock options that may be granted to the Rollover Investors pursuant to a management equity incentive plan that Ivy Holdings adopted in December 2010, as further discussed in Note 5).

The terms of the contribution and subscription agreement entitled Messrs. Lee and Topper, in their discretion, to offer other employees of the Company the ability to acquire shares of Ivy Holdings common stock on the same terms and conditions as the Rollover Investors. Immediately prior to the completion of the merger, a group of eleven employees of the Company (the “Additional Employee Investors”) contributed to Ivy Holdings approximately 136,765 shares of the Company’s common stock in exchange for shares of Ivy Holdings’ common stock. Following the completion of the merger, the Additional Employee Investors beneficially own a total of approximately 0.8% of the outstanding common stock of Ivy Holdings (excluding any stock options that may be granted to the Additional Employee Investors pursuant to a management equity incentive plan that Ivy Holdings adopted in December 2010, as further discussed in Note 5). In connection with the exercise of the Company’s stock options to be rolled into shares of Ivy Holdings, approximately $935,000 of stock subscriptions receivable was due from the Rollover and Additional Employee Investors at December 31, 2010.

The LGP Funds, affiliated investment funds of Leonard Green Partners, L.P., own the remainder of the common stock of Ivy Holdings not owned by the Rollover Investors and the Additional Employee Investors. As a result, at the Merger Effective Date, the Company, which became a wholly-owned subsidiary of Ivy Holdings, is 62% indirectly owned by the LGP Funds and 38% owned by the Rollover and Additional Employee Investors. As the change in control is less than 85%, no push down accounting is applicable. In connection with the merger, the Company also received a capital contribution of approximately $844,000 from the LGP Funds. In connection with such capital contribution and the acceleration of unvested options at the Effective Merger Date, additional paid-in capital totaling approximately $9,200,000 was recorded in the first quarter of the fiscal 2011 period.

Following the merger, each holder of the Company’s senior secured notes described in Note 8 below was entitled under the notes’ indenture to require the Company to repurchase all or a portion of the holder’s senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the Merger Effective Date, notice was provided to each holder of such notes advising the holder that it was entitled under the indenture, prior to January 14, 2011, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. In December 2010 and January 2011, a total of approximately $8,200,000 of the senior secured notes was tendered by note holders and was purchased by the Company in January 2011.  Given the expiration of the tender offer period, the $8,200,000 of the debt is classified as current as of December 31, 2010.  The remaining outstanding $151,800,000 in principal amount of senior secured notes have been reflected as non-current in the accompanying December 31, 2010 unaudited condensed consolidated balance sheet (refer to Note 8).

Following the announcement of the merger, two putative class action complaints were filed against the Company, each of the Rollover Investors, each of the special committee members, Ivy Holdings, the Merger Sub, and Leonard Green & Partners, L.P. These complaints, which were consolidated into a single action, allege generally that defendants breached their fiduciary duties, or aided and abetted others’ breaches of their fiduciary duties, in connection with the transaction with the Company by, among other things, authorizing the transaction for what plaintiffs claim to be inadequate consideration and pursuant to what plaintiffs claim to be an inadequate process and with inadequate disclosures.  The complaint seeks, among other relief, an injunction against the proposed merger, rescission of the merger or recessionary damages to the putative class if the merger is completed and an award of costs, including attorneys’ fees and experts’ fees.  On December 28, 2010, plaintiffs filed a motion for class certification which remains pending, and plaintiffs have indicated that they are planning to amend and update the complaint in light of the completion of the merger and to amend their motion for class certification.

On December 30, 2010, another lawsuit was filed in Delaware Chancery Court by six shareholders against the same defendants identified above.  The complaint alleges generally that the consideration offered to shareholders in connection with the transaction with the Company was inadequate in light of the revenue received under the one-time supplemental payments to certain medical facilities pursuant to AB 1653 (described in Note 13), and that defendants breached their fiduciary duties, or aided and abetted others’ breaches of their fiduciary duties by not obtaining a higher price in light of this additional revenue.

Defendants believe the claims alleged in both suits are without merit and intend to vigorously defend against the suits.

In connection with the merger, in the three months ended December 31, 2010, the Company incurred a total of approximately $13,300,000 of merger-related expenses. The majority of these costs were expensed during the three months then ended in accordance with generally accepted accounting principles.

5. Equity-Based Compensation Plans

On August 13, 2008, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) were discontinued and new equity awards until the completion of the Ivy Merger were granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan which were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan remained in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan.

As a result of the Ivy Merger, both the 1998 Plan and the 2008 Plan were terminated and any unexercised options outstanding under the plans, the individual option agreements and any stock options issued outside of a plan were cancelled.  Any offerings of common stock upon exercise of any such options pursuant to their registration statements were terminated.

Effective December 15, 2010, the Board of Directors of Ivy Holdings adopted its 2010 Stock Option Plan that authorizes the issuance of options exercisable for up to 155,110 shares of the common stock of Ivy Holdings to employees, certain consultants and independent members of the boards of directors, of Ivy Holdings and its subsidiaries (including the Company and its subsidiaries). As of the date of the filing of this report on Form 10-Q, no options have been granted under the Ivy Holdings’ plan.

Stock Options Activity

The following table summarizes information about our stock options outstanding as of December 31, 2010 and activity during the three-month period then ended:

Weighted
Average
		Weighted		Remaining
	Shares	Average	Aggregate	Contractual
	Subject	Exercise	Intrinsic	Term
	to Options	Price	Value	(Months)
Outstanding as of September 30, 2010	4,227,950	$3.06	$23,014,000	37.92
Granted	—
Exercised	(4,069,617)	$3.01	$(22,326,835)
Forfeited	—
Expired	—
Canceled in Ivy Merger	(158,333)	$4.15	$(687,165)
Outstanding as of December 31, 2010	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted market price.

A summary of the Company’s nonvested options and the changes during the periods ended December 31, 2010 and September 30, 2010 is presented as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2009	1,447	$0.86
Granted	430	$1.70
Vested	(1,445)	$0.95
Forfeited	(20)	$1.72
Nonvested at September 30, 2010	412	$1.37
Granted	—
Vested	(254)	$1.23
Forfeited	—
Canceled in Ivy Merger	(158)	$1.60
Nonvested at December 31, 2010	—

As discussed in Note 4, in connection with the cancellation of the Company’s stock option plans, the vesting of certain unvested stock options was accelerated. As required under GAAP, cancellation of an award accompanied by the concurrent grant of a replacement award or other consideration should be accounted for as a modification of the stock option terms.  Thus incremental compensation cost, measured as the excess of the replacement award’s fair value over the fair value of the cancelled award (at the cancellation date), totaling approximately $1,400,000 was recorded in the three months ended December 31, 2010. The replacement awards are valued based on per share cash merger consideration of $8.50.

Unvested stock options that were not modified were cancelled, thus requiring the acceleration of the remaining unamortized stock based compensation totaling approximately $252,000, which was expensed in the three months ended December 31, 2010.

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

Expected Volatility—The Company estimates the volatility of the common stock at the date of grant based on the average of the historical volatilities of a group of peer companies. Since the Company’s shares did not become publicly traded until May 2005 and trading volume was limited, Management did not believe there was sufficient historical volatility data available to predict the stock’s future volatility. The Company has identified a group of comparable companies to calculate historical volatility from publicly available data for sequential periods approximately equal to the expected terms of the option grants. In selecting comparable companies, Management considered several factors including industry, stage of development, size and market capitalization.

Forfeitures—Share-based compensation is recognized only for those awards that are ultimately expected to vest. Compensation expense is recorded net of estimated forfeitures. Those estimates are revised in subsequent periods if actual forfeitures differ from those estimates. The Company used data since May 2005 to estimate pre-vesting option forfeitures.

Stock-based compensation expense for stock options recognized in the three months ended December 31, 2009 was approximately $520,000.

See above regarding the treatment of the cancellation of the Company’s stock option plans and the acceleration of the vesting of certain stock options in conjunction with the Ivy Merger.

Restricted Stock Award Activities

On August 15, 2008, the Company granted 200,000 shares of restricted stock to its Chief Financial Officer with a grant date fair value of $2.40 per share. On December 18, 2009, the Company granted an aggregate of 210,000 shares of restricted stock to its Chief Executive Officer and Chief Financial Officer. Compensation expense relating to restricted stock recorded in the three months ended December 31, 2009 was approximately $509,000. As discussed in Note 4, at the Merger Effective Date, the vesting of 33,334 restricted shares was accelerated. As required under GAAP, the modification of the terms required the revaluation at the date of modification and this resulted in approximately $209,000 of stock based compensation expense in the three months ended December 31, 2010.

On November 12, 2009, the Company granted an aggregate of 36,000 shares of fully-vested restricted stock to outside members of the Board of Directors. Approximately $144,000 of expense relating to these shares was included in general and administrative expense in the accompanying unaudited condensed consolidated financial statements during the three months ended December 31, 2009.

On November 10, 2010, the Company granted an aggregate of 18,000 shares of fully-vested restricted stock to outside members of the Board of Directors. Approximately $152,000 of expense relating to these shares was included in general and administrative expense in the accompanying unaudited condensed consolidated financial statements during the three months ended December 31, 2010.

6. Earnings per Share

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

The calculations of basic and diluted net income per share attributable to Prospect were as follows (in thousands, except share and per-share amounts, unaudited):

Three Months Ended December 31, 2009
Net income attributable to Prospect Medical Holdings, Inc.	$2,859

Weighted average common shares outstanding - basic	20,653,524
Dilutive effect of stock options and warrants	1,174,325
Weighted average common shares outstanding - diluted	21,827,849

Basic	$0.14
Diluted	$0.13

The number of stock options and warrants excluded from the computation of diluted earnings per share due to being anti-dilutive were 1,434,537 and 475,774 shares, respectively, during the three months ended December 31, 2009.

Effective December 15, 2010, upon the consummation of the Ivy Merger, the Company became an indirect, wholly-owned subsidiary of Ivy Holdings, and the Company’s common stock ceased trading on the NASDAQ Global Market and was delisted. As such, the Company is no longer required to present earnings per share data in the fiscal 2011 reporting periods.

7. Related Party Transactions

The Company had an employment agreement with Dr. Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner’s employment without cause, the Company would pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as Chairman of the Board of Directors effective May 12, 2008. In consideration of Dr. Terner’s resignation and other promises in his resignation agreement, the Company agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in the third quarter of fiscal 2008. In September 2009, the Company ceased making payments to Dr. Terner following its determination that Dr. Terner was not entitled to receive such payments. Subsequently, Dr. Terner filed a complaint against the Company seeking restoration of the payments. The Company and Dr. Terner are currently litigating this dispute.

On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc. (“PHAS”)), a subsidiary of the Company, entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 9, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2007, emerged from Chapter 11 bankruptcy proceedings on April 14, 2009 (the “Effective Date”). On the Effective Date, the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 72% via an incremental investment of approximately $2.5 million. Beginning April 14, 2009, amounts earned under the agreement have been eliminated in consolidation.

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

On December 15, 2009, Brotman initiated a rights offering, whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”).  The Brotman Notes are due three years from the date of issuance, bear interest at 15% per annum, and are convertible at the option of the holder into shares of Brotman at $3.34 per share.  PHAS exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes.

As a result of the rights offering, Culver Hospital Holdings, L.P. (“Culver”), a minority shareholder of Brotman, filed a shareholder complaint against Prospect, PHAS, Brotman, and each member of the Brotman Board of Directors.  The court granted a preliminary injunction that enjoins Prospect from taking the following actions: (1) acquiring Culver’s share of convertible promissory notes, (2) converting the Brotman Notes into shares of Brotman common stock, (3) converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) using the proceeds of the rights offering to repay debt that Brotman owes to Prospect. Prospect has filed a notice of appeal.

On November 4, 2010, Brotman commenced a new rights offering pursuant to which it offered all shareholders of record as of the close of business on the record date of October 31, 2010 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,288,659 shares of its common stock offered at a price of $2.91 per share. The offering provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period were entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period began with a mailing to qualified rights holders on November 4, 2010 and terminated on November 15, 2010. Following the consummation of this rights offering, PHAS, having participated in the amount of $3,065,000, increased its existing ownership stake in Brotman from approximately 72% to approximately 78%.

See Note 15 for discussion of February 2011 rights offering.

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

On August 31, 2005, PMG, entered into a joint marketing agreement with Brotman. The agreement is for an initial term of 20 years, renewable for successive five-year terms unless terminated by either party with 180 days written notice. During the term of this agreement, Brotman will contract exclusively with PMG with regard to full risk contracting with HMOs for all lines of business, including Medicare, Medi-Cal and commercial enrollees. Brotman will not merge into, consolidate with, or sell substantially all of its assets (unless the purchaser or surviving entity expressly assumes these managed care exclusivity arrangements), it will not alter such agreements without the consent of PMG, and it agrees to be bound by the exclusivity provision.

On March 1, 2010, Alta entered into an agreement with an HMO, pursuant to which, Alta would provide hospital, medical, and other healthcare services to approximately 2,000 senior HMO enrollees under a fixed capitation arrangement (the “Capitation Arrangement”). Concurrently, on March 1, 2010, Alta entered into a risk pool sharing agreement with PMG and Prospect Health Source Medical Group (“PHS”) and a management services agreement with PMS. Under the risk pool sharing agreement, Alta, PMG and PHS agreed to establish a Hospital Control Program (as defined) to serve the HMO enrollees, pursuant to which, PMG is allocated a 90% residual interest in the profit or loss, after deductions for costs to Alta hospitals. Under the management services agreement, PMS provides non-hospital and non-physician support activities that are required under the agreement with the HMO, in return for a monthly management fee of 10% of earned revenue (as defined).  All amounts earned under the risk pool sharing and management services agreements are eliminated in consolidation.

Certain officers of the ProMed Entities have ownership interests in a medical physician group that provides medical services on a fee-for-service basis. For the three months ended December 31, 2010 and 2009, the ProMed Entities paid medical claims to the group of approximately $3,600,000 and $3,300,000, respectively.

In connection with the Ivy Merger described in Note 4 above, on December 10, 2010, Prospect Green Management, LLC (“PGM”) was formed as a wholly owned subsidiary of the Company. PGM exists solely to enter into, and perform under, the Management Services Agreement, dated December 15, 2010 (the “LGP Management Agreement”), between PGM and Leonard Green & Partners, L.P. (“LGP”). Pursuant to the terms of the LGP Management Agreement, LGP provides to PGM and other subsidiaries of Ivy Holdings, (a) certain investment banking services, (b) management, consulting and financial planning services and (c) financial advisory and investment banking services in connection with major financial transactions from time to time. In consideration for the services provided by LGP under the LGP Management Agreement, PGM pays LGP an annual fee of $1,000,000, payable in monthly installments, and reimburses LGP for its related expenses up to $50,000 annually. If approved by the unanimous consent of the Board of Directors of PGM (which is comprised of the same members as the Boards of Directors of Ivy Holdings and the Company), additional customary fees may be due to LGP pursuant to the terms of the LGP Management Agreement for services rendered in connection with major transactions from time to time. For services rendered by LGP in connection with the consummation of the Ivy Merger, a one time structuring fee of $4,441,000 was paid by PGM to LGP.

Concurrent with the closing of the Ivy Merger on December 15, 2010, Ivy Holdings, Ivy Intermediate Holding Inc. (“Ivy Intermediate”) and the Company entered into a Tax Sharing Agreement. Following the consummation of the Ivy Merger, the Company is now a wholly owned subsidiary of Ivy Intermediate which is a wholly owned subsidiary of Ivy Holdings. Therefore, Ivy Holdings is now the parent of an affiliated group of corporations within the meaning of Section 1504(a) of the Internal Revenue Code of 1986. The Tax Sharing Agreement allows the Company to make payments to Ivy Holdings and/or Ivy Intermediate as necessary to fund their payment of any required taxes incurred due to such parent status.

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2010	2010
	(unaudited)
Prospect’s debt:
Senior secured notes	$160,000	$160,000
Less original issue discount	(9,705)	(10,198)
	150,295	149,802
Brotman’s debt:
Senior secured revolving credit facility	6,248	4,280
Secured credit facility term loan: A (net of discount)	15,902	15,818
Secured credit facility term loan: B	6,250	6,250
Subordinated promissory Note	2,250	2,500
	30,650	28,848
Less current maturities	(37,103)	(170,900)
Long-term debt	$143,842	$7,750

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

The Notes and the revolving senior secured credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (as such term is defined in the Indenture) other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and the assets of the subsidiary guarantors (other than accounts receivable) including all the mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Medical Group and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors while the holders of the Notes have a second priority lien on such collateral.

The Indenture requires the Company to offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount with certain proceeds of sales of assets. The Indenture also contains certain covenants that, among other things, limit the Company’s ability, and the ability of its restricted subsidiaries to: pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio. As of December 31, 2010, the Company was in compliance with the financial covenants of the Indenture and Credit Agreement.

Pursuant to its definitive Prospectus filed with the SEC a Form S-4 on October 26, 2009, the Company offered to exchange (the “Exchange Offer”) up to $160 million of its 12.75% Senior Secured Notes, Series B, due 2014 (the “Exchange Notes” and together with the Original Notes, the “Notes”) for an equal amount of the Notes issued on July 29, 2009 (the “Original Notes”). The Exchange Notes are substantially identical to the Original Notes, except that the offer and sale of the Exchange Notes have been registered under the Securities Act of 1933, as amended, and the Exchange Notes do not bear any legend restricting their transfer. The Exchange Offer was finalized on December 3, 2009, at which time $159 million of the $160 million aggregate principal amount of private notes had been tendered and accepted for exchange. Pursuant to a post-effective amendment to the form S-4 filed with the SEC on December 3, 2010, the Company removed from registration the Exchange Notes that were not issued because the corresponding Original Notes were not tendered for exchange.

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

Following the Ivy Merger, each holder of the Company’s senior secured notes was entitled under the notes’ indenture to require the Company to repurchase all or a portion of the holder’s senior secured notes at a cash purchase price equal to 101% of the principal amount plus accrued and unpaid interest. Accordingly, following the effective time of the merger, notice was provided to each holder of such notes advising the holder that it was entitled under the indenture, prior to January 14, 2011, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. Senior secured notes with an aggregate principal amount of $8,200,000 were tendered, and Prospect repurchased such notes effective January 19, 2011. The $8,200,000 of senior secured notes repaid in January 2011 have been classified as a current liability in the accompanying December 31, 2010 balance sheet, while the remaining $151,800,000 not tendered has been classified as a non-current liability.

On December 15, 2010, the effective time of the merger, the Company and U.S. Bank National Association, a national banking association (the “Trustee”), entered into a First Supplemental Indenture (the “First Supplemental Indenture”) in connection with the merger, pursuant to which the Company is permitted under Section 3.3 of the Indenture to make certain “Restricted Payments” immediately following consummation of the merger. Also on December 15, 2010, the Company and Royal Bank of Canada entered into a Consent and Agreement that provided for certain consents in connection with the Ivy Merger and certain amendments of covenants and conditions contained in the Credit Agreement.

Brotman’s Debt:

Brotman has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and an Unsecured Subordinated Promissory Note entered into in conjunction with affecting its Plan of Reorganization. The Company has not guaranteed any portion of Brotman’s debt or other obligations. Given the Company’s majority ownership in Brotman, effective April 14, 2009, all Brotman debt is included in the Company’s consolidated financial statements. The Company has no obligation to fund Brotman’s operations. Under the Company’s senior secured revolving credit agreement, as amended on December 15, 2010, the Company is permitted to make additional investments in Brotman in an aggregate amount not to exceed $15,000,000, provided that such investments can exceed $15,000,000 if the amounts are funded solely with the proceeds of Equity Interests of the Company (as defined).

Senior Secured Revolving Credit Facility

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC (“Gemino”) for a three year, $6.0 million (subsequently increased to $7.0 million pursuant to an amendment described below), senior credit facility secured by Brotman’s accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for Aging (“JHA”) loan (see below) maturity date and bears interest at LIBOR plus 7% per annum (11.0% as of December 31, 2010, given a LIBOR floor of 4%). Interest is incurred based on the greater of $2 million or the actual outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010, with the amount being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with certain financial covenants. Prior to the February 17, 2010 amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ended December 31, 2009, (ii) 1.15:1.00 originally for the fiscal quarter ended September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.

Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended December 31, 2010 and ending September 30, 2010, (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011, and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1.0 million, to a total commitment of $7.0 million. As of December 31, 2010, Brotman was not in compliance with the required financial covenants under the amended credit agreement. Brotman’s management is currently negotiating with the lender to obtain a waiver of the covenant violations. The lender may not grant such waiver and could require full and immediate repayment of the loan, which would negatively impact Brotman’s liquidity, ability to operate and ability to continue as a going concern.

The average outstanding balance and average interest rate on the senior secured revolving credit facility for the three-month period ended December 31, 2010 approximated $5,898,000 and 11%, respectively.

Secured Credit Facilities Term Loans: A and B

On April 14, 2009, the effective date of the Plan of Reorganization, JHA agreed to provide Brotman with up to $22.25 million in financing, consisting of two term loans: (i) a Term A Loan of $16 million (the “Term A Loan”) with a 24-month term and (ii) a Term B Loan of up to $6.25 million, with a term of 36 months (the “Term B Loan”). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan are secured by certain of Brotman’s personal property, and a mortgage on certain of Brotman’s real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010, with that amount being amortized over the term of the related debt using the effective interest method.

With respect to the Term A Loan, JHA was granted the right (“Put Right”) to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time after April 14, 2010 and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance.  Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A Loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. Brotman and JHA are currently negotiating a comprehensive amendment to and extension of the Term A Loan, pending completion of which, amounts owing under this loan have been reflected as current in the accompanying December 31, 2010 unaudited condensed consolidated balance sheet.

As part of the JHA financing, Brotman granted JHA an option to purchase certain Brotman-owned property, where JHA plans to construct a senior living facility, for a purchase price equal to the outstanding principal balance of the Term A Loan plus any prepaid amounts. In connection with JHA’s option right, Brotman is required to deposit $130,000 monthly into a reserve account (up to a maximum of $3,120,000), with such funds specifically earmarked for the construction of a new Brotman emergency room. Additionally, Brotman is required to deposit $10,000 monthly into a reserve account for capital improvements and a Tax and Insurance Deposit Account. As of December 31, 2010, Brotman is delinquent on these required deposits in the amount of approximately $310,000. Accordingly, the Term B Loan has been reclassified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010.

In accordance with relevant accounting pronouncements, the Term A Loan, which contains a real estate purchase option, is recorded at its present value, with any excess of the proceeds over that amount recorded as an option deposit liability account. The present value of the loan was estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. Based on an estimated market interest rate of 10.0%, the present value of the loan was estimated to be approximately $15,655,000 at inception. The difference of $345,000 between the recorded present value and the face value of the loan has been recorded as a discount against the loan and is being amortized to interest expense, using the effective interest rate method, over the term of the loan. The Company began amortizing the discount during the quarter ending June 30, 2010. For the three months ended December 31, 2010 and 2009, amortization expense in the amount of $85,000 and $75,000, respectively was recorded in the accompanying unaudited condensed consolidated financial statements.

Subordinated Promissory Note

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorganization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Hospital Advisory Services, Inc. a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 7).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will not exceed $100,000 per month until such time as permitted by applicable agreement, or the Creditor Trust Note has been amended or repaid. Brotman has not made any payments under the consulting services agreement since September 2009.

9. Acquisitions

Brotman Medical Center, Inc.

On August 31, 2005, the Company invested $1,000,000 for an approximately 33.1% stake in Brotman, a 420-bed licensed and accredited acute care hospital, located in Culver City, California. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman’s service area. Brotman incurred significant losses before and after the Company’s initial investment and, on October 25, 2007 (the “Petition Date”), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the Petition Date, the Company entered into an amendment to its existing consulting services agreement with Brotman, providing for an increased level of service (see Note 7). Additionally, effective April 22, 2008, Samuel S. Lee (Prospect’s CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman. On August 31, 2010, Mr. Lee resigned from his position as Chairman of the Brotman Board, and Mr. Heather was appointed to replace Mr. Lee.

On April 14, 2009 (The “Effective Date”), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the “Plan”) of Brotman whereby, among other things, all of Brotman’s outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan) totaling $3,500,000, holders of Brotman’s securities would receive New Common Stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made a $1,814,000 investment in Brotman on January 13, 2009 and $705,000 on December 31, 2009, totaling $2,519,000 (net of $37,000 of acquisition costs) while the minority shareholders made a total cash investment of $981,000. Based on such contributions, Prospect acquired an additional 38.86% ownership interest in Brotman, effective April 14, 2009, which brought its total ownership interest to approximately 72%. Effective November 15, 2010, Brotman completed a $3,750,000 rights offering, wherein the Company participated in the amount of approximately $3,065,000, increasing its ownership to approximately 78%. Additionally, see Note 15 for discussion of Brotman’s February 2011 rights offering.

For financial accounting purposes, the additional investment in Brotman was referred to as the “Brotman Acquisition.” As required by U.S. GAAP, the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company’s incremental ownership interest in Brotman. The aggregate cost of the acquired assets, which includes cash paid of $2.5 million and expenses incurred in connection with the acquisition totaling $37,000, were allocated to the assets acquired and liabilities assumed. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill and an identifiable intangible asset. Due to negative net book value of assets acquired, goodwill attributable to the non-controlling (formerly minority) interest was not recognized. As the non-controlling interest in Brotman exceeds 20%, the accounting basis in the acquired ownership in Brotman have not been pushed-down to the financial statements of Brotman and have been reflected in the Parent Company financial statements. The results of operations of Brotman have been included in the consolidated financial statements since the April 14, 2009 acquisition date. Brotman’s operations for the three months ended December 31, 2010 reflected a net loss. The Company does not have the intent or ability, including under the terms of its debt agreements, to provide significant financial support to Brotman. Prior to October 1, 2009, a pro rata share of net income attributable to minority interest was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company. Effective October 1, 2009, with the adoption date of new accounting literature, a pro rata share of net loss attributable to non-controlling interest was reported as a component of equity separate from the Company’s equity in the unaudited condensed consolidated balance sheet and as net loss attributable to non-controlling interest in the unaudited condensed consolidated statement of operations.

As discussed at Note 7, on December 15, 2009, Brotman initiated a rights offering, whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”). The terms of the Brotman Notes provide that they are due three years from the date of issuance, bear interest at 15% per annum and are convertible at the option of the holder into shares of Brotman, at $3.34 per share. PHAS exercised its right to purchase a portion of its pro rata (then approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes. As a result of the Rights Offering, Culver Hospital Holdings, L.P. (“Culver”), a minority shareholder of Brotman, filed a shareholder complaint against Prospect, PHAS, Brotman, and each member of the Brotman Board of Directors.  The court granted a preliminary injunction that enjoins Prospect from taking the following actions:  (1) acquiring Culver’s share of convertible promissory notes, (2) converting the Brotman Notes into shares of Brotman common stock, (3) converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) using the proceeds of the Rights Offering to repay debt Brotman owes to Prospect.  Prospect has filed a notice of appeal.

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

The assets acquired include the relative percentage (38.83%) of the step-up in basis of the assets acquired to estimated fair value, amounting to $10,518,000.

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

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Additionally, pursuant to an amendment entered into effective February 10, 2010, $16,000,000 of the indebtedness due to the Los Angeles Jewish Home for Aging may have to be repaid as early as April 2011 (Note 8). Management is currently attempting to implement operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing or renegotiation and extension of this debt. Prospect has limited ability to fund Brotman’s post acquisition operations.

As discussed in Note 13, Brotman could potentially be a net payer under the AB 1653 program by in excess of $4,000,000 through December 31, 2010. Brotman has been informed that, beginning February 14, 2011 withholds of its expected Medi-Cal payments in the amount of $65,000 per week are scheduled to start. Brotman management is contesting these withholds. Failure by management to successfully contest such withholds however could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles. Such impairment evaluation would likely result in an impairment charge as early as the second quarter of fiscal 2011.

10. Segment Information

The Company’s operations are organized into three reporting segments: (i) Hospital Services—which is comprised of the Alta and Brotman reporting units, owns and operates five hospitals—Los Angeles Community Hospital, Hollywood Community Hospital, Norwalk Community Hospital, Van Nuys Community Hospital and Brotman Medical Center; (ii) Medical Group—which is comprised of the Prospect and ProMed reporting units, provides management services to affiliated physician organizations that operate as independent physician associations; and (iii) Corporate, which represents expenses incurred by Prospect Medical Holdings, Inc. (the “Parent Entity”), that were not allocated to the other reporting segments.

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

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker (in thousands, unaudited):

	As of and for the Three Months Ended December 31, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$65,844	$47,690	$—	$—	$113,534
Intersegment revenues	621	(307)	—	(314)	—
Total revenues	66,465	47,383	—	(314)	113,534
Depreciation and amortization	1,210	725	3	—	1,938
Operating income (loss)	6,090	1,870	(16,791)	—	(8,831)
Interest expense and amortization of deferred financing costs, net	1,342	(32)	5,695	—	7,005
Income (loss) before income taxes	4,748	1,902	(22,486)	—	(15,836)
Identifiable segment assets	$256,335	$115,330	$54,364	$—	$426,029
Segment capital expenditures, net of dispositions	$1,221	$21	$5	$—	$1,247
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

	As of and for the Three Months Ended December 31, 2009
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated

Revenues from external customers	$69,412	$46,762	$—	$—	$116,174
Intersegment revenues	—	—	—	(78)	(78)
Total revenues	69,412	46,762	—	(78)	116,096
Depreciation and amortization	1,205	869	4	—	2,078
Operating income (loss)	12,581	2,749	(3,503)	—	11,827
Interest expense and amortization of deferred financing costs, net	1,198	(29)	5,691	—	6,860
Income (loss) before income taxes	$11,383	$2,778	$(9,194)	$—	$4,967
Identifiable segment assets	$273,382	$96,897	$10,580	$—	$380,859
Segment capital expenditures, net of dispositions	$427	$48	$6	$—	$481
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

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

11. Income Taxes

The Company recorded a tax (benefit) provision of approximately $(3,375,000) and $2,503,000 for the three months ended December 31, 2010 and December 31, 2009, at effective tax rates of 21.3% and 50.4%, respectively. The lower effective tax rates in the fiscal 2011 period were primarily due to non-deductible transaction costs relating to the Ivy Merger.

As of December 31, 2010, management has determined that there is no material unrecognized tax benefits and expects no material change within the next twelve months.

The Company incurred approximately $13,300,000 in transaction related costs related to the Ivy Merger, primarily during the three months ended December 31, 2010. The Company is currently performing a detailed analysis regarding the tax treatment of such costs in accordance with Treasury Reg. Section 1.263(a)-5. Pending the completion of such analysis, for fiscal 2011 first quarter financial reporting purposes, management has determined, based on estimate, that approximately $6,500,000 (tax effected approximately $1,380,000 of benefit) of such costs is deductible for tax purposes as the more-likely-than-not condition has been  met in the period for which a tax position is taken. On final completion of the analysis however, the Company’s deductible costs relating to the merger could increase or decrease materially; however it is not possible to estimate the potential change at this time.

In connection with the December 15, 2010 Ivy Merger, the Company cashed out substantially all employee stock options, which generated a substantial tax deduction. An estimate of this deduction has been recognized in the accompanying December 31, 2010 unaudited condensed consolidated financial statements. The Company engaged an outside accounting firm to assist with a detailed analysis of this matter, including consideration of Treasury Reg. Sections 280G. This analysis is substantially complete, and management has determined that the estimated deduction recognized in the unaudited consolidated financial statements meets the more-likely-than-not criteria for recognition. It is reasonably possible that the Company’s estimated deduction, once all analysis has been finalized, could change, and the amount of such change could be material; however it is not possible to estimate the potential change at this time.

12. Fair Value of Financial Investments

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

Financial Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2010
Money market mutual funds and bonds	$771	$771	$—	$—
As of September 30, 2010
Money market mutual funds	$766	$766	$—	$—

The Company’s investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets such as goodwill and identifiable intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment charges related to goodwill and intangible assets were recorded for the three months ended December 31, 2010. See Note 9 for additional information regarding goodwill and intangible assets relating to the Brotman acquisition. The remaining goodwill and intangible assets related to the prior acquisitions of Alta and ProMed. Management of the Company evaluates intangibles and goodwill quarterly for “triggering events” that may be indicators of impairment. The Company performs an annual impairment test on the goodwill and intangibles. The impairment test at September 30, 2010 resulted in no impairment charges. In addition, no triggering events were identified that would cause impairment based on an analysis as of December 31, 2010. See Note 13 regarding the potential triggering event that would require specific impairment evaluation of Brotman’s intangibles as early as the second quarter of fiscal 2011.

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

	As of December 31, 2010
	Carrying Amount	Fair Value
Assets:
Long-term notes receivable (included in Other Assets)	$285	$256
Liabilities:
Long-term debt	$143,842	$166,980

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

13. Commitments and Contingencies

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

The Company’s affiliated physician organizations must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets, less intangibles and amounts due from affiliates, plus subordinated obligations. At December 31, 2010, the Company and the affiliated physician organizations were in compliance with these regulatory requirements.

Alta and Brotman are required to comply with the Hospital Seismic Safety Act (“SB 1953”), which regulates the seismic performance of all aspects of hospital facilities in California. SB 1953 imposes near-term and long-term compliance deadlines for seismic safety assessment, submission of corrective plans, and the retrofitting or replacement of medical facilities to comply with current seismic standards. These requirements can result in significant operational changes and capital outlays. Management is continuing to assess its options and the methods of financing the required retrofits. Based on management’s evaluation, the renovation needs to comply with the California seismic safety standards for its acute-care facilities, including asbestos abatement, are not estimable at this time.

The State of California has enacted Assembly Bill 1383 (“AB 1383”) effective January 1, 2010, as amended by Assembly Bill 1653  (collectively “AB 1653”), to provide one-time supplemental payments to certain medical facilities such as the hospitals owned and operated by the Company’s subsidiaries that serve a disproportionate share of indigent and low-income patients. AB 1653 requires participating hospitals to pay fee assessments into a pool of funds to which the federal government contributes matching funds. These funds, including the federal matching funds, are then distributed to qualifying hospitals based on a prescribed formula relating to Medicaid services performed over the period April 1, 2009 through December 31, 2010. Based on a formula for determining the fees assessed on participating hospitals and the separate formula for determining the supplemental payments to qualifying hospitals, some participating hospitals will be “net” payors under the program and others will be “net” beneficiaries under the program.

Through December 31, 2010, the Company received invoices for total fee assessments of the Alta hospitals under AB 1653 of approximately $26,200,000 due in four equal installments between October 8, 2010 and December 13, 2010. The Company paid these fee assessments as they become due. Through December 31, 2010, supplemental payments to Alta received under AB 1653 totaled approximately $37,200,000. Accordingly, the “net” pre-tax benefit received by the Alta hospitals under this program was approximately $11,000,000. Until such time as final approvals have been received from CMS, the amounts paid and received through December 31, 2010 are reflected as a deposit and deferred revenue, respectively, in the accompanying condensed consolidated balance sheet. The AB 1653 program must be fully approved by CMS to be implemented. The California Department of Health Care Services (“DHCS”) is responsible for obtaining the necessary federal approval from CMS. As of October 7, 2010, CMS had approved California’s State Plan Amendment and Waiver allowing the State to implement the Quality Assurance Fee and the fee-for-service Supplemental Payment methodology of the legislation. CMS approval of the managed health care plan Supplemental Payment methodology (“Managed Care Payment Plan”) is subject to actuarial certification of the Managed Care Payment Plan. Final CMS approval of the AB 1653 program occurs when CMS approves the Managed Care Payment Plan. Such approval occurred on January 18, 2011.

In October 2010, Brotman received invoices for fee assessments under AB 1653 of approximately $19,000,000, also due in four equal installments between October 8, 2010 and December 13, 2010. Brotman does not have the current financial resources to pay the assessed fees. Management of Brotman estimates that Brotman would be a “net” payer under AB 1653, since the fee assessments on Brotman could exceed by in excess of $4,000,000 the supplemental payments that Brotman would expect to receive as part of the program. Accordingly, on October 6, 2010, the Company notified the DHCS that Brotman was opting out of the program. As a result, Brotman may not be entitled to receive any supplemental payments under AB 1653 and will be ineligible to participate in certain California-funded health care programs, other than Medi-Cal.

The Company believes that Brotman is entitled to opt out of the AB 1653 program and thereby avoid liability for payment of the program fees recently assessed on Brotman, as well as any interest or penalties that would otherwise apply to the unpaid fees. Management also believes that Brotman’s election to opt out of the AB 1653 program will not impair its eligibility for continued participation in California’s Medi-Cal program. DHCS’ opinion is that Brotman’s participation is mandatory.

Brotman has been informed that, beginning February 14, 2011 withholds of its expected Medi-Cal payments in the amount of $65,000 per week are scheduled to start. Brotman is contesting these withholds but may be required under GAAP to recognize a material net liability for the excess amounts estimated to be paid under this program, as early as the fiscal quarter ending March 31, 2011. Failure by management to successfully contest such withholds however could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles. Such impairment evaluation would likely result in an impairment charge as early as the second quarter of fiscal 2011 (see Note 2).

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

Collective Bargaining Agreements

The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union, United Healthcare Workers-West (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and will expire on May 9, 2011. The collective bargaining agreements entered into between Brotman and the California Nurses Association (“CNA”) and Brotman and the SEIU both expired on February 28, 2010. After extended good faith negotiations, Brotman recently entered into a collective bargaining  agreement with the SEIU, and a tentative collective bargaining agreement with the CNA. The Company does not anticipate that any changes arising from any new agreements will have a material adverse effect on the results of its Hospital Services operations.

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

Total actuarially determined incurred but not reported claims and case reserves for estimated malpractice liabilities at December 31, 2010 were approximately $1,600,000. These estimates may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated workers’ compensation liabilities at December 31, 2010 were $2,802,000 and included in accounts payable and other accrued liabilities in the consolidated balance sheet. These estimates are included in other accrued liabilities and may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated medical services liabilities under the fixed capitation arrangement at December 31, 2010 were $14,870,000. These estimates may change in the future, and such changes may be material.

Total incurred but not reported claims for estimated hospital services under the Capitation Arrangements (see Note 7) at Alta and Brotman at December 31, 2010 were approximately $3,420,000 These estimates, which are included under Accrued medical claims and other healthcare costs payable in the unaudited condensed consolidated balance sheets at December 31, 2010, may change in the future, and such changes may be material.

Employee Health Plans

Brotman offers self-insured HMO and PPO plans to employees. Employee health benefits are administered by a local claims processor, based on plan coverage and eligibility guidelines determined by Brotman, as well as Brotman’s collective bargaining agreements. A commercial insurance policy covers losses in excess of $200,000 per occurrence. An actuarially estimated liability of approximately $448,000 and $448,000 for incurred but not reported claims has been included in accrued salaries and benefits as of December 31, 2010 and September 30, 2010, respectively.

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

14. Condensed consolidating financial statements of Prospect Medical Holdings, Inc. and subsidiaries as of December 31, 2010 and September 30, 2010 and for the three months ended December 31, 2010

As discussed in Note 8, on July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) and entered into a three-year $15 million revolving credit facility. The Notes and the revolving senior credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (the “Guarantors”), other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and assets of the subsidiary guarantors (other than accounts receivable and proceeds there from) including all mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Medical Group and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors, while the holders of the Notes have a second priority lien on such collateral (see Note 8).

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent”), the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Notes as of and for the three months ended December 31, 2010 and December 31, 2009, respectively.  This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the unaudited condensed consolidating statement of cash flows.

Unaudited condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(8,650)	$63,593	$2,654	$—	$57,597
Restricted cash	—	—	3,499	—	3,499
Investments, primarily restricted money market funds	—	638	—	—	638
Patient accounts receivable, net	—	18,906	21,803	—	40,709
Due from government payers	—	2,451	—	—	2,451
Other receivables	—	1,879	—	—	1,879
Refundable income taxes, net	12,994	(693)	127	—	12,428
Deferred income taxes, net	4,482	2,346	—	—	6,828
Inventories	—	1,578	2,256	—	3,834
Prepaid - hospital quality assurance fees	—	26,182	—	—	26,182
Prepaid expenses and other current assets	583	2,771	2,621	—	5,975
Intercompany accounts	39,740	(54,957)	15,138	82	—
Total current assets	49,148	64,694	48,098	82	162,020
Property, improvements and equipment, net	20	54,566	9,063	—	63,649
Deferred financing costs, net	5,194	—	54	—	5,248
Goodwill	—	153,250	—	—	153,250
Intangible assets, net	—	41,159	—	—	41,159
Other assets	6	4,749	—	(4,051)	703
Total assets	$54,368	$318,418	$57,215	$(3,969)	$426,029
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$17,446	$344	$—	$17,790
Accounts payable and other accrued liabilities	12,314	12,623	15,575	—	40,512
Accrued salaries, wages and benefits	1,734	7,813	4,928	—	14,475
Deferred revenue - hospital quality assurance fees	—	37,227	—	—	37,227
Due to government payors	—	765	13,178	—	13,942
Income taxes payable, net	—	57	(57)	—	—
Current portion of capital leases	—	239	342	—	581
Current portion of long-term debt	7,703	—	29,401	—	37,103
Other current liabilities	57	783	—	—	840
Total current liabilities	21,808	76,953	63,711	—	162,470
Long-term debt, net of current maturities	142,592	—	5,301	(4,051)	143,842
Deferred income taxes, net	4,963	26,754	—	—	31,717
Malpractice reserve	—	663	981	—	1,645
Capital leases, net of current portion	—	471	256	—	727
Other long-term liabilities	—	111	—	—	109
Total liabilities	169,363	104,952	70,249	(4,051)	340,510
Shareholder’s equity (deficit):
Common stock	1	(73)	(114)	187	1
Additional paid-in capital	107,793	256	685	(685)	108,048
Subscription receivable	(935)	—	—	—	(935)
Accumulated deficit	(221,855)	213,283	(13,605)	2,707	(19,469)
Total Prospect Medical Holdings, Inc.’s shareholder’s equity (deficit)	(114,996)	213,466	(13,034)	2,209	87,645
Noncontrolling interest	—	—	—	(2,126)	(2,126)
Total shareholder’s equity (deficit)	114,996)	213,466	(13,034)	83	85,519
Total liabilities and shareholder’s equity (deficit)	$54,368	$318,418	$57,215	$(3,969)	$426,029

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2010

(in thousands)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(575)	$50,805	$499	$—	$50,729
Restricted cash	—	—	3,122	—	3,122
Investments, primarily restricted money market funds	—	634	—	—	634
Patient accounts receivable, net	—	21,229	21,448	—	42,677
Due from government payers	—	3,740	578	—	4,318
Other receivables	(4)	2,152	—	—	2,148
Refundable income taxes, net	427	355	—	—	782
Deferred income taxes, net	5,325	2,346	—	—	7,671
Inventories	—	1,565	2,299	—	3,864
Prepaid expenses and other current assets	124	2,443	2,423	—	4,990
Intercompany accounts	48,486	(69,481)	20,913	82	—
Total current assets	53,783	15,788	51,282	82	120,935
Property, improvements and equipment, net	17	54,823	8,264	—	63,104
Deferred financing costs, net	5,769	—	585	—	6,354
Goodwill	—	153,250	—	—	153,250
Intangible assets, net	—	42,159	—	—	42,159
Other assets	5	4,612	—	(3,902)	715
Total assets	$59,574	$270,632	$60,131	$(3,820)	$386,517
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$—	$17,516	$343	$—	$17,859
Accounts payable and other accrued liabilities	7,598	9,998	15,610	—	33,206
Accrued salaries, wages and benefits	4,024	9,254	5,836	—	19,114
Due to government payors	—	—	13,834	—	13,834
Income taxes payable, net	(1,680)	1,737	(57)	—	—
Current portion of capital leases	—	253	421	—	674
Current portion of long-term debt	149,802	—	21,098	—	170,900
Other current liabilities	24	1,097	—	—	1,121
Total current liabilities	159,768	39,855	57,085	—	256,708
Long-term debt, net of current maturities	—	—	11,652	(3,902)	7,750
Deferred income taxes, net	4,963	26,754	—	—	31,717
Malpractice reserve	—	611	968	—	1,579
Capital leases, net of current portion	—	528	16	—	544
Other long-term liabilities	37	112	—	—	149
Total liabilities	164,768	67,860	69,721	(3,902)	298,447
Shareholder’s equity (deficit):
Common stock	214	(73)	(114)	187	214
Additional paid-in capital	97,419	256	—	—	97,675
Accumulated deficit	(202,827)	202,587	(9,475)	1,784	(7,931)
Total Prospect Medical Holdings, Inc.’s shareholder’s equity (deficit)	(105,194)	202,770	(9,589)	1,971	89,958
Non-controlling interest	—	—	—	(1,888)	(1,888)
Total shareholder’s equity (deficit)	(105,194)	202,770	(9,589)	83	88,070
Total liabilities and shareholder’s equity (deficit)	$59,574	$270,632	$60,131	$(3,820)	$386,517

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues:
Net Hospital Services revenues	$—	$39,623	$28,070	$(1,849)	$65,844
Medical Group revenues	—	46,696	687	307	47,690
Total revenues	—	86,319	28,757	(1,542)	113,534
Operating expenses:
Hospital operating expenses	—	25,978	26,785	(315)	52,448
Medical Group cost of revenues	—	36,933	506	—	37,439
General and administrative	16,788	11,757	3,544	(1,227)	30,862
Depreciation and amortization	3	1,743	192	—	1,938
Total operating expenses	16,791	76,411	31,027	(1,542)	122,687
Operating income from unconsolidated joint venture	—	322	—	—	322
Operating (loss) income	(16,791)	10,230	(2,270)	—	(8,831)
Other (income) expense:
Interest expense and amortization of deferred financing cost, net	5,695	(176)	1,486	—	7,005
Total other expense, net	5,695	(176)	1,486	—	7,005
Income (loss) before income taxes	(22,486)	10,406	(3,756)	—	(15,836)
Provision for income taxes	(3,196)	161	(340)	—	(3,375)
Net income (loss)	(19,290)	10,245	(3,416)	—	(12,461)
Loss attributable to noncontrolling interest	—	—	—	(923)	(923)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(19,290)	$10,245	$(3,416)	$923	$(11,538)

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2009

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$40,123	$32,264	$(2,975)	$69,412
Medical Group revenues	—	46,131	631	(78)	46,684
Total revenues	—	86,254	32,895	(3,053)	116,096
Operating expenses:
Hospital operating expenses	—	22,870	26,720	—	49,590
Medical Group cost of revenues	—	36,351	494	—	36,845
General and administrative	3,500	10,086	5,673	(3,053)	16,206
Depreciation and amortization	4	1,837	237	—	2,078
Total operating expenses	3,504	71,144	33,124	(3,053)	104,719
Operating income from unconsolidated joint venture	—	450	—	—	450
Operating (loss) income	(3,504)	15,560	(229)	—	11,827
Other expense:
Interest expense and amortization-deferred financing cost, net	5,691	(12)	1,181	—	6,860
Total other expense, net	5,691	(12)	1,181	—	6,860
Income (loss) before income taxes	(9,195)	15,572	(1,410)	—	4,967
Provision for income taxes	1,842	661	—	—	2,503
Net income (loss)	(11,037)	14,911	(1,410)	—	2,464
Income (loss) attributable to non-controlling interest	—	—	—	(395)	(395)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(11,037)	$14,911	$(1,410)	$395	$2,859

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2010

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Operating activities
Net income (loss)	$(19,290)	$10,245	$(3,416)	$—	$(12,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4	1,742	192	—	1,938
Amortization of deferred financing costs, net	312	—	186	—	498
Amortization of original issue discount	492	—	85	—	577
Provision for bad debts	—	2,121	5,462	—	7,583
Deferred income taxes, net	843	—	—	—	843
Stock-based compensation	1,780	—	—	—	1,780
Excess tax benefits from stock-based compensation	(6,446)	—	—	—	(6,446)
Intercompany accounts	8,748	(14,525)	5,777	—	—
Change in assets and liabilities:
Patient accounts receivable and other receivables	123	(1,212)	(6,600)	—	(7,689)
Due from government payers	—	2,976	1,234	—	4,210
Prepaid expenses and other	(196)	(328)	148	—	(376)
Prepaid - hospital quality assurance fees	—	(26,182)	—	—	(26,182)
Inventories	—	(13)	42	—	29
Refundable income taxes, net	(6,248)	1,049	—	—	(5,199)
Deferred revenue - hospital quality assurance fees	—	37,227	—	—	37,227
Income taxes payable, net	1,680	(1,680)	—	—	—
Deposits and other assets	—	(3)	—	—	(3)
Accrued medical claims and other healthcare costs payable	—	(69)	—	—	(69)
Accounts payable and other accrued liabilities	2,682	2,137	(2,300)	—	2,519
Net cash provided by (used in) operating activities	(15,516)	13,485	810	—	(1,221)
Investing activities
Purchases of property, improvements and equipment	(5)	(485)	(757)	—	(1,247)
Collections on notes receivable	—	(135)	—	149	14
Increase in restricted certificates of deposit	—	(5)	—	—	(5)
Net cash used in investing activities	(5)	(625)	(757)	149	(1,238)
Financing activities
Borrowings on Brotman line of credit, net	—	—	1,968	—	1,968
Borrowings on Brotman Note	—	—	149	(149)	—
Repayments on Brotman Creditors Trust Note	—	—	(250)	—	(250)
Repayments on capital leases	—	(72)	(72)	—	(144)
Change in restricted cash	—	—	(378)	—	(378)
Proceeds from exercises of stock options and warrants	1,090	—	—	—	1,090
Excess tax benefits from stock-based compensation	6,446	—	—	—	6,446
Capital contribution and stock restructuring	844	—	—	—	844
Minority shareholder cash contribution	—	—	685	—	685
Subscription receivable	(934)	—	—	—	(934)
Net cash (used in) provided by financing activities	7,446	(72)	2,102	(149)	9,327
Increase (decrease) in cash and cash equivalents	(8,075)	12,788	2,155	—	6,868
Cash and cash equivalents at beginning of period	(575)	50,805	499	—	50,729
Cash and cash equivalents at end of period	$(8,650)	$63,593	$2,654	$—	$57,597

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2009

(in thousands)

(Unaudited)

	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidated
Net (Loss) Income	$(11,037)	$14,911	$(1,410)	$2,464
Operating activities:
Depreciation and amortization	4	1,837	237	2,078
Amortization of deferred financing costs	273	––	186	459
Amortization of original Issue Discount	419	––	––	419
Provision for bad debts	––	2,178	4,792	6,970
Gain on sale of assets	––	(7)	––	(7)
Stock-based compensation	1,173	––	––	1,173
Intercompany accounts	3,726	(7,101)	3,375	––
Changes in operating activities:
Patient and other receivables	––	(3,460)	(7,879)	(11,339)
Due from government payers	––	1,909	––	1,909
Prepaid expenses and other	(483)	(800)	(121)	(1,404)
Inventory	––	(70)	56	(14)
Refundable income taxes, net	2,343	(404)	––	1,939
Deposits	––	81	312	393
Accrued medical claims and other healthcare costs payable	––	(1,118)	78	(1,040)
Accounts payable	3,166	(370)	(2,257)	539
Net cash provided by (used in) operating activities	(416)	7,586	(2,631)	4,539
Investing activities:
Purchase of PP&E, net	(6)	(399)	(76)	(481)
Decrease on note receivable	––	13	––	13
Decrease in restricted certificates of deposit	––	31	––	31
Net cash provided by (used in) investing activities	(6)	(355)	(76)	(437)
Financing activities
Repayment of capital leases	––	(102)	(126)	(228)
Borrowings on line of credit, net	––	––	1,655	1,655
Repayment of Class 4 Note	––	––	(281)	(281)
Cash paid for deferred financing costs	(39)	––	––	(39)
Change in restricted cash	––	––	(588)	(588)
Net cash provided by (used in) financing activities	(39)	(102)	660	519
Net increase (decrease) in cash and cash equivalents	(461)	7,129	(2,047)	4,621
Cash and cash equivalents at beginning of period	(514)	36,995	1,287	37,768
Cash and cash equivalents at end of period	$(975)	$44,124	$(760)	$42,389

15. Subsequent Events

Senior Secured Debt

As further described in Note 8 above, on July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014. As a result of the change of control in PMH in connection with the Leonard Green transaction on December 15, 2010, note holders had the right to require the Company to repurchase their notes at 101% of their principal amount. Notes with a principal amount of $8,200,000 were tendered, and the Company repurchased such notes effective January 19, 2011.

Brotman Rights Offering

In order to fund potential withholds under the AB1653 program for Brotman and related expenses on February 8, 2011, the Brotman Board of Directors approved a new rights offering. The offering provides that all shareholders of record as of the close of business on the record date of January 31, 2011 will have the right to subscribe and purchase all or any portion of their proportionate share of 1,235,396 shares of Brotman’s common stock offered at a price of $2.91 per share, for total potential proceeds of $3,595,000. The offering is comprised of an initial tranche of 364,262 shares and up to three additional tranches of 290,378 shares. The offering provides for an oversubscription right for each tranche pursuant to which eligible record shareholders who fully subscribe in such tranche’s initial offering will be entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The offering of the first tranche began with a mailing to qualified rights holders on February 8, 2011 and is scheduled to close on February 15, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes to those statements appearing elsewhere in this report on Form 10-Q.

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

•        Final resolution of amounts receivable or payable by our Alta and Brotman subsidiaries under the AB 1653 program;

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

•        Ongoing losses at Brotman which could have a significant negative impact on our consolidated financial position and our ability to refinance Brotman debt on favorable terms; and

•        Certain risks more fully described under the heading “Risk Factors” in our other SEC filings, including our most recent Annual Report on Form 10-K filed on December 20, 2010.

Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2010 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that results projected in any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

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

On August 16, 2010, we entered into an Agreement and Plan of Merger (the “Ivy Merger Agreement”) with Ivy Holdings Inc. (“Ivy Holdings”) and Ivy Merger Sub Corp. (“Merger Sub”), an indirect, wholly owned subsidiary of Ivy Holdings. On December 15, 2010, at a special meeting of our stockholders, the adoption of the Ivy Merger Agreement was approved by the affirmative vote of a majority of our common stock outstanding as of the record date for the special meeting. In accordance with the Ivy Merger Agreement and the Delaware General Corporation Law, Merger Sub subsequently merged with and into us on December 15, 2010 and we became an indirect, wholly-owned subsidiary of Ivy Holdings (the “Ivy Merger”). As a result of the Ivy Merger, our common stock ceased trading on the NASDAQ Global Market and has been delisted.

Ivy Holdings was formed by, and prior to the Ivy Merger was solely owned by, Green Equity Investors V, L.P., a Delaware limited partnership, and Green Equity Investors Side V, L.P., a Delaware limited partnership and Ivy LGP Co-Invest LLC, a Delaware limited liability company (the “LGP Funds”). LGP Funds are affiliates of Leonard Green & Partners, L.P., (“Leonard Green”) a private equity fund.

Immediately prior to the Ivy Merger, a group of our significant stockholders and management employees comprised of Samuel S. Lee (Chairman of the Board of Directors and Chief Executive Officer), David R. Topper (President of our Alta Hospital System, LLC subsidiary), Mike Heather (Chief Financial Officer) and Dr. Jeereddi A. Prasad (a director and President of our ProMed Health Services subsidiary), contributed to Ivy Holdings a total of 6,227,824 shares of our common stock in exchange for 529,365 shares of Ivy Holdings common stock. As a result, following the completion of the merger, Messrs. Lee, Topper and Heather and Dr. Prasad beneficially owned approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings (excluding any stock options that may be granted pursuant to Ivy Holdings’ management equity incentive plan. Also, a group of eleven other employees of the Company contributed to Ivy Holdings approximately 136,765 shares of the Company’s common stock in exchange for shares of Ivy Holdings’ common stock. Following the completion of the merger, such additional employee investors beneficially own a total of approximately 0.8% of the outstanding common stock of Ivy Holdings (excluding any stock options that may be granted pursuant to Ivy Holdings’ management equity incentive plan. The LGP Funds own the remainder of the common stock of Ivy Holdings not owned by the Rollover Investors and the Additional Employee Investors.

In connection with the Ivy Merger, on December 10, 2010, we formed a wholly-owned subsidiary named Prospect Green Management, LLC, which is used solely to pay management compensation to Leonard Green for its advisory services.

Hospital Services Segment

We own and operate five hospitals in Los Angeles County, with a total of approximately 759 licensed beds served by 724 on-staff physicians at September 30, 2010. We acquired four community hospitals in Hollywood, Los Angeles, Norwalk and Van Nuys in connection with our acquisition of Alta, all accredited by Det Norske Veritas Healthcare, Inc. (“DNV”). Our fifth hospital is Brotman Medical Center, located in Culver City, which is also accredited by DNV.

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

On November 4, 2010, Brotman commenced a rights offering (the “Rights Offering”) pursuant to which it offered all shareholders of record as of the close of business on the record date of October 31, 2010 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,288,659 shares of its common stock offered at a price of $2.91 per share. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period were with a mailing to qualified rights holders on November 4, 2010 and terminated on November 15, 2010. Following the consummation of the Rights Offering, the Company, having participated in the amount of $3,065,000, increased its existing ownership stake in Brotman from approximately 72% to approximately 78%.

In order to fund potential withholds under the AB1653 program for Brotman and related expenses, on February 8, 2011, the Brotman Board of Directors approved a new rights offering. The offering provides that all shareholders of record as of the close of business on the record date of January 31, 2011 will have the right to subscribe and purchase all or any portion of their proportionate share of 1,235,396 shares of Brotman’s common stock offered at a price of $2.91 per share, for total potential proceeds of $3,595,000. The offering is comprised of an initial tranche of 364,262 shares and up to three additional tranches of 290,378 shares. The offering provides for an oversubscription right for each tranche pursuant to which eligible record shareholders who fully subscribe in such tranche’s initial offering will be entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The offering of the first tranche began with a mailing to qualified rights holders on February 8, 2011 and is scheduled to close on February 15, 2011.

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

The State of California adopted AB 1383 effective January 1, 2010, as amended by AB 1653 (collectively “AB 1653”) to provide one-time supplemental payments to certain medical facilities that serve a disproportionate share of indigent and low-income patients. Through December 31, 2010, the Company received invoices for total fee assessments of the Alta’s hospitals under AB 1653 of approximately $26,200,000 due in four equal installments between October 8, 2010 and December 13, 2010. The Company paid these assessments as they became due. Through December 31, 2010, supplemental payments to Alta received under AB 1653 totaled approximately $37,200,000. Accordingly, the “net” pre-tax benefit received by Alta under this program was approximately $11,000,000. Until such time as final approvals have been received from CMS, the amounts paid and received through December 31, 2010 are reflected as a deposit and deferred revenue, respectively, in the accompanying condensed consolidated balance sheet.

In October 2010, Brotman received separate invoices for fee assessments under AB 1653 of approximately $19,000,000, due in four equal installments between October 8, 2010 and December 13, 2010. Brotman does not have the financial resources to pay the assessed fees.  Moreover, management estimates that Brotman would be a “net” payor under AB 1653, since the fee assessments on Brotman could exceed by in excess of $4,000,000 through December 31, 2010 the supplemental payments that Brotman would expect to receive as part of the program. Accordingly, on October 6, 2010, the Company notified the California Department of Health Care Services (the “DHCS”) that Brotman was opting out of the program. The DHCS responded by disagreeing with the Company’s position.  As a result, Brotman may not be entitled to receive any supplemental payments under AB 1653 and will be ineligible to participate in California-funded healthcare programs other than the Medi-Cal program. There can be no certainty that Brotman’s action to opt out of the AB 1653 program might not result in, potential claims or litigation. Brotman has been informed that beginning approximately February 14, 2011, DHCS will begin withholding $65,000 per week from amounts otherwise due to Brotman. However, the Company believes that Brotman is entitled to opt out of the AB 1653 program and thereby avoid liability for payment of the program fees recently assessed on Brotman of any interest or penalties that could otherwise apply to the unpaid fees and is contesting the DHCS position. The Company also believes that Brotman’s election to opt out of the AB 1653 program will not impair its eligibility for continued participation in the Medi-Cal program. Failure by management to successfully contest such withholds however could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles in the second quarter of fiscal 2011.

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

Hospital Services Results of Operations

The following table sets forth the unaudited results of operations for our Hospital Services segment and is used in the discussion below (in thousands):

	December 31,
	2010	2009	Increase (Decrease)%

Net Hospital Services revenues:
Medicare	$35,792	$34,685	$1,107	3.2%
Medi-Cal	18,979	19,929	(950)	-4.8%
Managed care	9,743	13,008	(3,265)	-25.1%
Self pay	1,216	1,627	(411)	-25.3%
Other	114	163	(49)	-30.1%
Total Hospital Services revenues	65,844	69,412	(3,568)	-5.1%
Hospital Services operating expenses:
Salaries, wages and benefits	30,996	31,915	(919)	-2.9%
Supplies	4,872	5,859	(987)	-16.8%
Provision for doubtful accounts	7,582	6,971	611	8.8%
Other operating expenses	8,998	4,845	4,153	85.7%
Total Hospital Services operating expenses	52,448	49,590	2,858	5.8%
General and administrative	6,096	6,036	60	1.0%
Depreciation and amortization	1,210	1,205	5	0.4%
Total non-medical expenses	7,306	7,241	65	0.9%
Operating income	$6,090	$12,581	$(6,491)	-51.6%

The following table sets forth selected operating items, expressed as a percentage of total net Hospital Services revenue (unaudited):

	December 31,
	2010	2009
	(unaudited)	(unaudited)
Net Hospital Services revenues:
Medicare	54.4%	50.0%
Medi-Cal	28.8%	28.7%
Managed care	14.8%	18.7%
Self pay	1.8%	2.3%
Other	0.2%	0.3%
Total Hospital Services revenues	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	47.1%	46.0%
Supplies	7.4%	8.4%
Provision for doubtful accounts	11.5%	10.0%
Other operating expenses	13.7%	7.0%
Total Hospital Services operating expenses	79.7%	71.4%
General and administrative	9.3%	8.7%
Depreciation and amortization	1.8%	1.7%
Total non-medical expenses	11.1%	10.4%
Operating income	9.2%	18.2%

The following table shows certain selected historical operating statistics for our hospitals:

	December 31,
	2010	2009	Increase (Decrease)
Net inpatient revenues (in thousands) (1)	$60,233	$61,324	-1.8%
Net outpatient revenues (in thousands)(1)	$5,497	$7,925	-30.6%
Other services revenues (in thousands)	$114	$163	-30.1%
Number of hospitals at end of period	5	5	0.0%
Licensed beds at end of the period	759	759	0.0%
Average licensed beds	759	759	0.0%
Average available beds	624	616	1.3%
Admissions (2)	5,488	5,987	-8.3%
Adjusted patient admissions (3)	6,161	6,701	-8.1%
Net inpatient revenue per admission	$10,975	$10,243	7.2%
Patient days	37,162	38,048	-2.3%
Adjusted patient days	41,895	42,768	-2.0%
Average length of patients’ stay (days)	6.8	6.4	5.8%
Net inpatient revenue per patient day	$1,621	$1,612	0.5%
Outpatient visits	12,016	14,156	-15.1%
Net outpatient revenue per visit	$457	$559	-18.2%
Occupancy rate for licensed beds (4)	53.2%	54.5%	-2.3%
Occupancy rate for available beds (4)	64.7%	67.1%	-3.5%

(1)                                  Net inpatient revenues include self-pay revenues of approximately $1,074,000 and $1,406,000, for the three months ended December 31, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of approximately $142,000 and $221,000 for the three months ended December 31, 2010 and 2009, respectively.

(2)                                  Charity care admissions represent 1.7% and 1.0% of total admissions for the three months ended December 31, 2010 and 2009, respectively.  Based on the Company’s gross charge rates, revenues foregone under the charity policy, including indigent accounts, were approximately $1,025,000 and $1,205,000 for the three months ended December 31, 2010 and 2009, respectively.

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Net Hospital Services revenues

Net Hospital Services revenues decreased $3,568,000 to approximately $65,844,000 for the three months ended December 31, 2010, from approximately $69,412,000 for the three months ended December 31, 2009. Included in Net Hospital Services revenues in the fiscal 2011 period was capitation revenue of approximately $2,402,000 earned under the Capitation Arrangement entered into on March 1, 2010 (see Note 7 to the accompanying unaudited condensed consolidated financial statements). Excluding revenue earned under the Capitation Arrangement for the three months ended December 31, 2010, net Hospital Services revenues on a same-store basis decreased 8.6%. This decrease was primarily attributable to decreased inpatient and outpatient admissions, decreased managed care volume, and a decrease in expensive surgery cases, offset by increased inpatient acuity.

Salaries, Wages and Benefits

Salaries, wages and benefits (“SWB”) expense was approximately $30,996,000 for the three months ended December 31, 2010 compared to $31,915,000 for the three months ended December 31, 2009, a decrease of approximately $919,000, or 2.9%. Adjusted for the effect of net revenue earned under the Capitation Arrangement, same-store SWB as a percentage of net Hospital Services revenues increased 6.5% to 48.9% for the three months ended December 31, 2010, as compared to 46.0% for the three months ended December 31, 2009. This increase in same-store SWB expense as a percent of revenue was primarily the result of an increase in same-store Medicare length of patient stays and increased labor expense due to inflation and merit rate increases, offset by improved efficiencies and effective management of staffing levels.

Supplies

Supplies expense was $4,872,000 for the three months ended December 31, 2010, or 7.4% of net Hospital Services revenue, compared to $5,859,000 for the three months ended December 31, 2009, or 8.4% of net Hospital Services revenue. Adjusted for the effect of revenue earned under the Capitation Arrangement in the fiscal 2011 period, same-store supplies expense as a percent of net Hospital Services revenues decreased 9.0% to 7.7% for the three months ended December 31, 2010. The decrease was primarily the result of a decrease in same-store patient days, a decrease in expensive surgery cases, partially offset by increased length of patient stays.

Provision for Doubtful Accounts

Provision for doubtful accounts was $7,582,000 for the three months ended December 31, 2010, or 11.5% of net Hospital Services revenue, compared to $6,971,000 for the three months ended December 31, 2009, or 10.0% of net Hospital Services revenue. Adjusted for the effect of revenue earned under the Capitation Arrangement in the fiscal 2011 period, same-store provision for doubtful accounts as a percent of net Hospital Services revenues increased 19.0% to 12.0% for the three months ended December 31, 2010. The provision for doubtful accounts relates principally to self-pay amounts due from patients and commercial managed care amounts. The increase was due to a decrease in the same-store self-pay collection rate attributed to current economic conditions.

Other Operating Expenses

Other operating expenses consist primarily of repairs and maintenance, registry costs and outside service expenses. Other operating expenses were $8,998,000 for the three months ended December 31, 2010, or 13.7% of net Hospital Services revenue, compared to $4,845,000 for the three months ended December 31, 2009, or 7.0% of total revenue. Included in other operating expenses in the fiscal 2011 period was claims expense of approximately $2,472,000 incurred under the Capitation Arrangement. Adjusted for the effect of the Capitation Arrangement, as a percent of net Hospital Services revenues, same-store other operating expenses increased 47.4% to 10.3% for the three months ended December 31, 2010. This increase was due primarily to increased registry costs to cover a temporary shortage of emergency room nurses and to implement 24/7 pharmacy coverage at Alta’s hospitals.

General and Administrative

General and administrative expenses (“G&A”) consist primarily of utilities, insurance, purchased services and property taxes. G&A were $6,096,000 for the three months ended December 31, 2010, or 9.3% of net Hospital Services revenue, compared to $6,036,000 for the three months ended December 31, 2009, or 8.7% of net Hospital Services revenue. Adjusted for the effect of the Capitation Arrangement, as a percent of net Hospital Service revenues, same-store G&A increased 10.5% to 9.6% for the three months ended December 31, 2010. This increase was due primarily to increased repairs and maintenance, increased malpractice costs and increased outside services, offset by decreased audit fees.

Depreciation and Amortization

Depreciation and amortization expense increased 0.4% in the three months ended December 31, 2010 to $1,210,000 compared to $1,205,000 in the three months ended December 31, 2009. Adjusted for the effect of the Capitation Arrangement, depreciation and amortization expense as a percent of net Hospital Services increased to 1.9% for the three months ended December 31, 2010. This increase was due primarily to depreciation on additional capital improvements incurred at all our facilities. Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $354,000 in each of the three-month period ended December 31, 2010 and 2009, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $6,090,000 and $12,581,000 for the three months ended December 31, 2010 and 2009, respectively.  This decrease was the result of the changes discussed above. These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

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

Our management subsidiaries currently provide management services to ten affiliated physician organizations, which include PMG, Nuestra Familia Medical Group, Inc. (“Nuestra”), eight other affiliated physician organizations that PMG owns or controls, and one affiliated physician organization (AMVI/Prospect Medical Group) that is an unconsolidated joint venture in which PMG owns a 50% interest. PMG, which was our first affiliated physician organization, has acquired the ownership interest in all of our other affiliated physician organizations, except Nuestra.  Both PMG and Nuestra are owned by our physician shareholder nominee, Dr. Arthur Lipper, and controlled through assignable option agreements and management services agreements (see Note 1 to the unaudited condensed consolidated financial statements).  While PMG is itself an affiliated physician organization that performs the same business in its own service area as all of our other affiliated physician organizations do in theirs, PMG also serves as a holding company for our other affiliated physician organizations, except Nuestra.

The affiliated physician organizations provided medical services to a combined total of approximately 177,000 HMO enrollees as of December 31, 2010, including approximately 21,000 enrollees that we manage for the economic benefit of independent third parties, and for which we earn management fee income.

As of December 31, 2010, our Medical Groups have contracts with approximately 16 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

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

Management fees were primarily comprised of amounts earned from managing the operations of AMVI Care Health Network, Inc. (our joint venture partner in the AMVI/Prospect Medical Group joint venture) and certain other third party entities. Management fee revenue is recognized in the month the services are delivered.

Medical Group revenues also include incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since we do not maintain the information necessary to independently and reliably estimate these amounts.

We also potentially earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospitalization based upon inpatient services utilized. These amounts are included in capitation revenue. Shared risk deficits are generally not payable until and unless we generate future risk-sharing surpluses. Risk pools are generally settled in the following year. Management estimates risk pool incentives based on information received from the HMOs or hospitals with whom the risk-sharing arrangements were in place, and who typically maintain the information and record keeping related to the risk pool arrangements. Differences between actual and estimated settlements are recorded when the final outcome is known. Risk pool and pay-for-performance incentives are affected by many factors, many of which are beyond our control and ability to estimate, and may vary significantly from year to year.

As discussed in Note 7 to the accompanying unaudited financial statements, effective March 1, 2010, we entered into a Global Capitation Arrangement whereby we agreed to provide hospital, medical and other healthcare services to approximately 2,000 senior members.

We have increased our membership through acquisitions in previous years. These increases through acquisitions were offset by HMO enrollment declines at our Medical Groups, similar to the recent HMO enrollment trends in California. The following table sets forth the approximate number of members, by category (in thousands):

	As of December 31,
			% Increase
Member Category	2010	2009	(Decrease)
Commercial - owned	123.0	129.5	(5.0)%
Commercial - managed(l)	7.7	1.6	381.3%
Senior - owned	22.1	21.5	2.8%
Senior - managed(1)	0.5	0.2	150.0%
Medi-Cal - owned	11.4	11.6	(1.7)%
Medi-Cal - managed(1)	12.4	8.5	45.9%
Total	177.1	172.9	2.4%

(1)                                  Represents members that we manage on behalf of third parties in exchange for a management fee.

The following table details total paid member months, by member category (in thousands):

	Three Months Ended
	December 31,
			% Increase
	2010	2009	(Decrease)
Commercial - owned	368.7	393.5	(6.3)%
Commercial - managed(1)	22.8	4.8	375%
Senior - owned	66.4	64.7	2.6%
Senior - managed(1)	1.6	0.6	166.7%
Medi-Cal - owned	33.6	34.9	(3.7)%
Medi-Cal - managed(1)	36.9	25.5	44.7%
Total	530.0	524.0	1.1%

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

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of incurred but not reported amounts (“IBNR”).  We estimate our IBNR monthly, based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted each month as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual reviews of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate and appropriate, but there can be no assurance that medical care costs will not materially differ from such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on pay-for-performance incentives, shared risk revenues and any favorable senior capitation risk-adjustment payments we receive. Since we record these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments are communicated by the health plans, we also historically adjust interim accruals of discretionary physician bonuses in the same period. Because incentives and risk-adjustment revenues are a key determinant in the amount of these discretionary bonuses, variability in earnings due to fluctuations in revenues are mitigated by the recording of physician bonuses.

General and administrative expenses (“G&A”) are largely comprised of wage and benefit costs and other administrative expenses. G&A functions include, but are not limited to, claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Medical Group Results of Operations

The following tables summarize our net operating revenue, cost of revenues and operating income from Medical Group operations and are used in the discussions below (in thousands):

	December 31,
	2010	2009	Increase (Decrease)%
Medical Group revenues:
Capitation	$47,001	$46,449	$552	1.2%
Management fees	523	153	370	241.8%
Other operating revenues	166	82	84	102.4%
Total Medical Group revenues	47,690	46,684	1,006	2.2%
Medical Group cost of revenues:
PCP capitation	8,154	8,405	(251)	-3.0%
Specialist capitation	10,466	10,348	118	1.1%
Claims expense	18,830	17,993	837	4.7%
Physician salaries	121	33	88	266.7%
Other cost (recovery) of revenues	(132)	66	(198)	-300.0%
Total Medical Group cost of revenues	37,439	36,845	594	1.6%
Gross margin	10,251	9,839	412	4.2%
General and administrative	7,978	6,672	1,306	19.6%
Depreciation and amortization	725	868	(143)	-16.5%
Total other expenses	8,703	7,540	1,163	15.4%
Income from unconsolidated joint venture	322	450	(128)	-28.4%
Operating income	$1,870	$2,749	$(879)	-32.0%
Medical cost ratio	79.7%	79.3%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	December 31,
	2010	2009
Medical Group revenues:
Capitation	98.6%	99.5%
Management fees	1.1%	0.3%
Other operating revenues	0.3%	0.2%
Total Medical Group revenues	100.0%	100.0%
Medical Group cost of revenues:
PCP capitation	17.1%	18.0%
Specialist capitation	21.9%	22.2%
Claims expense	39.5%	38.5%
Physician salaries	0.3%	0.1%
Other cost of revenues	-0.3%	0.1%
Total Medical Group cost of revenues	78.5%	78.9%
Gross margin	21.5%	21.1%
General and administrative	16.7%	14.3%
Depreciation and amortization	1.5%	1.9%
Total other expenses	18.2%	16.2%
Income from unconsolidated joint venture	0.7%	1.0%
Operating income	3.9%	5.9%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Capitation Revenue

Capitation revenue for the three months ended December 31, 2010 was approximately $47,001,000, representing an increase of approximately $552,000 or 1.2% from capitation revenue for the three months ended December 31, 2009, of approximately $46,449,000.

The net increase in capitation revenue was due to negotiated health plan rate increases and risk score adjustments, offset by a net decrease in membership.

Management Fee Revenue

Management fee revenue for the three months ended December 31, 2010 was approximately $523,000, representing an increase of approximately $370,000 or 242% from management fee revenue for the three months ended December 31, 2009, of approximately $153,000.

The increase during the fiscal 2011 period was due to the management fee earned under the new management agreement entered into with an unaffiliated medical group effective May 1, 2010. Under the agreement, Prospect currently manages approximately 10,400 HMO enrollees with monthly management fees ranging from 7.5% to 12.5% of revenues, depending on the type of revenues managed. The agreement is for an initial three-year period, with an automatic renewal provision and 90-day cancellation provision.

Other Operating Revenue

Other operating revenue for the three months ended December 31, 2010 was approximately $166,000, representing an increase of approximately $84,000 or 102.4% over other revenue for the three months ended December 31, 2009, of approximately $82,000.

Amounts represent incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. The incentives are recorded when such amounts are known. The increase in other revenue during the fiscal 2011 period was primarily the result of timing of receipt of pay-for-performance monies.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended December 31, 2010 was approximately $8,154,000, representing a decrease of $251,000 or 3% over PCP capitation expense for the three months ended December 31, 2009, of approximately $8,405,000.

The net decrease in PCP capitation payments is due to decline in enrollment, offset by rate increases offered to PCPs in order to retain and enroll more membership.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended December 31, 2010 was approximately $10,466,000, representing an increase of $118,000 or 1.1% from specialist capitation expense for the three months ended December 31, 2009, of approximately $10,348,000.

The net increase during the quarter ended December 31, 2010 was due to decreased enrollment, offset by moving specialties from fee for service contracts to capitated services.  Movement includes capitation of oncology, dermatology and orthopedics.

Claims Expense

Claims expense for the three months ended December 31, 2010 was approximately $18,830,000, representing an increase of $837,000 or 4.7% over claims expense for the three months ended December 31, 2009, of approximately $17,993,000. The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.  The increase was also due to rate increases to specialists to remain market competitive and maintain access for our members.

Physician Salaries Expense

Physician salaries expense for the three months ended December 31, 2010 was approximately $121,000, representing an increase of $88,000 or 267% over physician salaries expense for the three months ended December 31, 2009, of approximately $33,000.

The increase was primarily as a result of incentives paid to physicians for participation in pay-for performance initiatives for the commercial membership and health assessments provided to senior members.

Other Cost of Revenues

Other cost of revenues for the three months ended December 31, 2010 was approximately ($132,000), due to a net recovery in the current year period, versus an expense of $66,000 for the three months ended December 31, 2009.

Medical Cost Ratio

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 21.5% for the three months ended December 31, 2010, from 21.0% for the three months ended December 31, 2009.

The increase in our gross margin percentage between the fiscal 2011 and 2010 periods was primarily due to increases in revenue offset by changes in the level of receipts for stop-loss insurance recoveries, increased claims expense, and certain market rate adjustments given to our contracted physicians as discussed above.

General and Administrative

G&A were approximately $7,978,000 for the three months ended December 31, 2010, representing 16.7% of total Medical Group revenues, as compared with approximately $6,672,000 or 14.3% of total Medical Group revenues, for the fiscal 2009 period.

The main component of the increase during the fiscal 2011 period was legal costs for a payment made to former ProMed shareholders for remaining escrow monies previously set aside to secure exclusive provider contracts.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2010 decreased to approximately $725,000 from $868,000 for the same period of the prior year, primarily due to due to the full amortization of certain intangible assets related to the ProMed Acquisition.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended December 31, 2010 was $322,000 compared to $450,000 for the same period of the prior year, which decrease was primarily due to increased claims costs for OneCare members.

Operating Income

Our Medical Group segment reported operating income of approximately $1,870,000 and $2,749,000, for the three months ended December 31, 2010 and 2009, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

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

The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below (in thousands):

	December 31,
	2010	2009	Increase (Decrease)%
Operating Expenses:
General and administrative	$16,788	$3,499	$13,289	379.8%
Depreciation and amortization	3	4	(1)	-25.0%
Total Operating Expenses	16,791	3,503	13,288	379.3%
Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net	5,695	5,691	4	0.1%
Total Other Expenses	5,695	5,691	4	0.1%
Total Corporate Expenses	$22,486	$9,194	$13,292	144.6%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues:

	December 31,
	2010	2009
Operating Expenses:
General and administrative	14.8%	3.0%
Depreciation and amortization	0.0%	0.0%
Total Operating Expenses	14.8%	3.0%
Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net	5.0%	4.9%
Total Other Expenses	5.0%	4.9%
Total Corporate Expenses	19.8%	7.9%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

General and Administrative

G&A expense for the three months ended December 31, 2010 was approximately $16,788,000 representing approximately 14.8% of total consolidated revenues, compared to approximately $3,499,000 or approximately 3.0% of total consolidated revenues, for the three months ended December 31, 2009. During the fiscal 2011 period, we incurred approximately $13,300,000 of expenses related to the Ivy Merger. Excluding such expenses, the increase in G&A expenses of approximately $11,000 during the fiscal 2011 period was due primarily to increased administrative payroll and legal costs.

Interest Expense and Amortization of Deferred Financing Costs, net

Interest expense and amortization of deferred financing costs, net for the three months ended December 31, 2010 remained consistent at approximately $5,695,000 or 5.0% of total consolidated revenues, compared to approximately $5,691,000 or 4.9% of total consolidated revenues for the three months ended December 31, 2009.

Consolidated Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Provision for Income Taxes

Income tax (benefit) provision for the three months ended December 31, 2010 was approximately $(3,375,000) compared to $2,503,000 in the three months ended December 31, 2009 with the fluctuation as a result of the change in income before taxes. The effective tax rate was 21.3% for the three months ended December 31, 2010 compared to 50.4% for the three months ended December 31, 2009. The lower effective tax rate in the fiscal 2011 period was primarily due to non-deductible transaction costs relating to the merger.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests, net of tax for the three months ended December 31, 2010 was approximately $923,000, as compared to $395,000 for the three months ended December 31, 2009. The increase was due primarily to the higher net loss at Brotman during the fiscal 2011 period, offset by a slightly lower minority share interest in Brotman. As discussed in Note 7, following consummation of the November 2010 Brotman Rights Offering, our ownership in Brotman increased from approximately 72% to approximately 78%.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net (loss) income attributable to Prospect Medical Holdings, Inc.’s common shareholders for the three months ended December 31, 2010 was approximately $(11,538,000), as compared to net income of approximately $2,859,000, for the three months ended December 31, 2009, which change was the result of the items discussed above.

Liquidity and Capital Resources

As further discussed in Note 4, effective December 15, 2010, our stockholders adopted the Merger Agreement, entered into among the Company, with Ivy Holdings Inc. and Ivy Merger Sub Corp., at a special meeting of stockholders. Following the merger, each holder of the Company’s senior secured notes described in Note 8 was entitled under the notes’ indenture to require the Company to repurchase all or a portion of the holder’s senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the effective time of the merger, a notice was provided to each holder of such notes advising the holder that it was entitled under the indenture, prior to January 14, 2011, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. Senior secured notes with an aggregate principal amount of $8,200,000 were tendered, and Prospect repurchased such notes effective January 19, 2011. The remaining outstanding $151,800,000 in principal amount of senior secured notes have been reflected as non-current in the accompanying December 31, 2010 unaudited condensed consolidated balance sheet (refer to Note 9).

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

Our primary uses of cash include healthcare capitation and claims payments by our Medical Groups, administrative expenses, debt service, acquisitions, costs associated with the integration of acquired businesses, information systems and, with the acquisition of Alta and subsequently, Brotman, operating, capital improvements and administrative expenses related to our hospital operations. Our Medical Groups generally receive capitation revenue prior to processing provider capitation and claims payments. However, our hospitals receive payments for services rendered generally 30 to 90 days after the medical care is rendered. For some payors, the time lag between service and reimbursement can exceed one year.

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations and attainment of a competitive return. As of December 31, 2010, we invested our cash in interest bearing money market accounts, interest-bearing certificates of deposit and non interest-bearing checking accounts. All of these amounts are classified as current assets and included in cash and cash equivalents in our consolidated balance sheets.

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Additionally, pursuant to an amendment entered into effective February 10, 2010, $16,000,000 of the indebtedness due to the JHA Term A Loan may have to be repaid as early as April 2011. Additionally, as part of the JHA Term B Loan’s option right, Brotman is required to deposit $130,000 monthly into a reserve account (up to a maximum of $3,120,000), with such funds specifically earmarked for the construction of a new Brotman emergency room and to deposit $10,000 monthly into a reserve account for capital improvements and a Tax and Insurance Deposit Account. As of December 31, 2010, Brotman is delinquent on these required deposits in the amount of approximately $310,000. Accordingly, the Term B Loan has been reclassified as current in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2010. Management is currently working on operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing of this debt or the extension of its repayment dates. Prospect has limited ability to fund Brotman’s post acquisition operations.

Cash Flow from Operations

Net cash (used in) provided by operating activities was approximately $(1,221,000) for the three months ended December 31, 2010 compared to net cash provided by operating activities of approximately $4,539,000 for the three months ended December 31, 2009. Key positive and negative factors contributing to the change between the fiscal 2011 and 2010 periods include the following:

•      Loss from operations before income taxes, interest expense, income taxes, depreciation and amortization, and non-recurring merger transaction charges of $6,400,000 in the three months ended December 31, 2010, as compared to income of $13,900,000 in the three months ended December 31, 2009. Loss in the fiscal 2011period included merger expenses totaling approximately $13,300,000.

•      Our Alta hospitals received hospital quality assurance fees, net of approximately $11,000,000 in connection with the AB 1653 program;

•      Excess tax benefits from stock-based compensation of approximately $6,446,000 in the fiscal 2011 period compared to none in the fiscal 2010. The amount which represents the tax benefit of the excess of the deductible amount over the total recognized compensation cost, primarily relates to the acceleration of unvested options and restricted stocks in connection with the Ivy Merger;

•      Decreased patient, other receivables of approximately $4,210,000 in the fiscal 2011 period as compared to approximately $1,909,000 in the fiscal 2010 period, which changes primarily due to increased collection and lower admissions in the fiscal 2011 period ; and

•      Increased due from government payers of approximately $106,000 in the fiscal 2011 period as compared to approximately $4,369,000 in the fiscal 2010 period, such changes primarily due to timing of cash receipts.

Net cash used in investing activities was approximately $1,238,000 for the three months ended December 31, 2010, compared to a use of approximately $437,000 for the three months ended December 31, 2009. During the three months ended December 31, 2010 we spent $1,247,000 for capital expenditures for replacement equipment and general improvements, primarily at our hospital facilities. During the three months ended December 31, 2009, we invested approximately $481,000 of capital expenditures for equipment, renovations and upgrades of existing facilities.

Net cash provided by financing activities was approximately $9,327,000 for the three months ended December 31, 2010, as compared to approximately $519,000 for the three months ended December 31, 2009. During the fiscal 2011 period, net cash provided by financing activities reflect the net proceeds from Brotman’s increased revolving line of credit, cash proceeds from exercises of stock options and warrants, cash contribution from minority shareholder in Brotman in connection with the November 2010 Rights Offering and a capital contribution received in connection with the Ivy Merger and excess tax benefits from stock-based compensation, offset by increased deposits into restricted cash as required by Brotman’s JHA financing, principal repayments on Brotman’s Creditors’ Trust Note, repayment of capital lease obligations, and subscription receivable in connection with the exercise of stock options. During the fiscal 2010 period, net cash provided by financing activities reflect the net proceeds from Brotman’s revolving line of credit and cash proceeds from exercises of stock options and warrants, offset by increased deposits into restricted cash as required by Brotman’s JHA financing, principal repayments on Brotman’s Creditors’ Trust Note and repayment of capital lease obligations.

As of December 31, 2010, we had working capital of approximately $6,879,000 as compared to negative working capital of approximately $135,773,000 at September 30, 2009, with the current year change being primarily the result of again reflecting Prospect’s senior secured notes that were not re-purchased following the Ivy Merger as long-term at December 31, 2010.

As of December 31, 2010 and September 30, 2010, cash, cash equivalents and investments (including restricted amounts) totaled approximately $61,734,000 and $54,485,000, respectively.

Prospect Note Offering

On July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) at an issue price of 92.335%.  The sale was executed in accordance with Rule 144A under the Securities Act of 1933 and Regulation S under the Securities Act of 1933.  Also, in connection with the issuance of the Notes, the Company entered into a three year $15 million revolving credit facility, which was undrawn at closing and remains undrawn.  The interest rate under the revolving credit facility will be at LIBOR plus an applicable margin of 7.00%, with a LIBOR floor of 2.00%.  The Company used the net proceeds from the sale of the Notes to repay all amounts outstanding under the Former Credit Facility.

Brotman Financing

As part of Brotman’s emergence from bankruptcy on April 14, 2009, financing was secured from the Los Angeles Jewish Home for the Aging (“JHA”) and Gemino Healthcare Finance, LLC (“Gemino”).

The JHA financing was comprised of two term debt components, a $16.0 million tranche secured by assets on the west side of the Brotman campus commonly referred to as “Delmas West” and a $6.25 million tranche on the main hospital pavilion on the east side of the property. The $16.0 million tranche contains an option for JHA to acquire the Delmas West parcel for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. If JHA does not exercise its option, Brotman will be required to refinance the $16.0 million tranche on or before April 14, 2011. With respect to the $16.0 million tranche of the JHA facility, JHA also has the right to declare the unpaid loan amount, immediately due and payable at any time after April 14, 2010 and prior to April 14, 2011, provided that JHA gives 180 days’ written notice of exercise. Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. Brotman and JHA are currently negotiating a comprehensive amendment to, and extension of, the Term A Loan, pending completion of which amounts owing under this loan have been reflected as current in the Company’s December 31, 2010 unaudited condensed consolidated balance sheet. In addition, the $6.25 million tranche of the JHA transaction will mature on April 14, 2012 and Brotman will need to secure financing to retire this portion of the debt.

As part of the JHA financing, Brotman is required to deposit approximately $140,000 monthly into a reserve account for capital improvements, emergency room construction, taxes and insurance. As of December 31, 2010, Brotman is delinquent on these required deposits in the amount of approximately $310,000.

The Gemino financing was comprised of a $6.0 million (which was increased to $7.0 million pursuant to an amendment entered into effective February 17, 2010), senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at LIBOR plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending December 31, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.  As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement.  Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio.  Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended December 31, 2010 and ending September 30, 2010; (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011; and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter.

As of December 31, 2010, Brotman was not in compliance with the required financial covenants under the amended credit agreement. Brotman’s management is currently negotiating with the lender to obtain a waiver of the covenant violations. The lender may not grant such waiver and could require full and immediate repayment of the loan, which would negatively impact Brotman’s liquidity, ability to operate and ability to continue as a going concern.

The Class 4 Note, which was executed on April 14, 2009, the Effective Date of Brotman’s Plan of Reorganization, for the benefit of the allowed Class 4 claims (as defined in the Plan of Reorganization) bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 7 to the accompanying consolidated financial statements). As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash cannot exceed $100,000 per month until such time permitted by applicable agreement or the Creditor Trust Note has been amended or repaid. For the three-month periods ended December 31, 2010 and 2009, total principal repayments on the Class 4 Note were approximately $250,000 and $250,000, respectively.

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

For Medicare and Medi-Cal programs, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Under the Medi-Cal program’s prospective reimbursement systems, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates. Certain types of payments by the Medicare program (e.g. Medicare Disproportionate Share Hospital and Medicare Allowable Bad Debts) are subject to retroactive adjustment in future periods. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to finalize. Normal estimation differences between anticipated final settlements and amounts accrued in previous years are reflected in net patient service revenue. As of December 31, 2010 and September 30, 2010, cost report settlements which are recorded as third-party settlements receivable or (payable) in the accompanying balance sheets totaled approximately $(108,000) and $377,000, respectively.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most appropriate and current information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our consolidated net hospital services revenue and net income would have changed by approximately $2,649,000 and $1,484,000, respectively, for the three months ended December 31, 2010 and by approximately $2,635,000 and $1,476,000, respectively, for the three months ended December 31, 2009. The process of determining these allowances requires us to estimate the amount expected to be received based on payer contract provisions, historical collection data as well as other factors and requires a high degree of judgment. This process is impacted by changes in legislation, managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for Medicare, Medi-Cal and managed care plans would significantly lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer (in thousands):

	December 31, 2010			September 30, 2010
	Accounts			Accounts
	Receivable			Receivable
	before			before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$16,263	$1,713	$14,550	$16,538	$1,644	$14,894
Medi-Cal	14,531	1,219	13,212	16,656	1,697	14,959
Managed care	11,278	2,054	9,224	11,358	1,622	9,736
Self-pay	19,619	15,996	3,623	18,553	15,573	2,980
Other	—	—	—	247	139	108
Total	$61,691	$20,982	$40,709	$63,352	$20,675	$42,677

When considering the adequacy of our allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with healthcare industry trends/indicators, historical collection rates by payer and other business and economic conditions that might reasonably be expected to affect the collectability of the balance. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income would have changed by approximately $210,000 and $165,000, respectively, in the three months ended  December 31, 2010 and by approximately $131,000 and $65,000, respectively, in the three months ended December 31, 2009. The provision for doubtful accounts as a percentage of net patient revenues was 11.4% for the three months ended December 31, 2010 compared to 10.1% at December 31, 2009. The increase was attributable primarily to increased bad debt reserves reflecting the impact of the current economy on individuals’ ability to pay.

Of the accounts receivable identified as due from third party payers at the time of billing, a small percentage may convert to self-pay upon denials from third party payers. Those accounts are closely monitored on a routine basis for potential denial and are reclassified to the proper payer group as appropriate.

Third party payer and self-pay balances, as a percent of total gross billed accounts receivable are summarized in the tables below:

	December 31, 2010					September 30, 2010
	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total

0 - 60 days	81%	75%	43%	23%	65%	82%	72%	51%	13%	66%
61 - 120 days	10%	11%	27%	23%	16%	8%	16%	24%	24%	16%
121 - 180 days	4%	8%	12%	18%	8%	6%	6%	14%	20%	9%
Over 180 days	5%	6%	18%	36%	11%	4%	6%	11%	43%	9%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Our AR Days from Hospital Services operations were 56.5 days at December 31, 2010 compared to 56.7 days at September 30, 2010. The slight decrease in AR days is primarily attributable to increased collection of Medicare and Medi-Cal receivables during the three months ended December 31, 2010. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

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

Under the Risk Adjustment model, capitation for the current year is generally paid in the fourth quarter of the fiscal year based on data submitted for each enrollee for previous periods. Capitation is paid at interim rates during the year and is adjusted in subsequent periods after the final data has been processed by CMS. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less of healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of risk adjustment are recognized when those changes are communicated from the health plans, generally in the fourth quarter of the fiscal year to which the adjustments relate. We recorded approximately $4,000,000 and $4,300,000 in increased capitation revenue in the fourth quarter of fiscal year 2010 and 2009, respectively.

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospital related expenses including inpatient services utilized. As of December 31, 2010, most of our contracts provide that, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following calendar year. Due to the lack of access to timely information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, once we are in receipt of information necessary to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

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

We consider historical activity for the current month, plus the prior 24 months, in our IBNR calculation. For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended PMPM cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors.

The following unaudited tables reflect (i) the change in our estimate of claims liability as of December 31, 2010 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of December 31, 2010 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(4,733)
(2)%	$(3,156)
(1)%	$(1,578)
1	$1,578
2	$3,156
3	$4,733

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(929)
(2)%	$(619)
(1)%	$(310)
1	$310
2	$619
3	$929

The following table shows the components of the change in medical claims and benefits payable (in thousands):

	Three Months Ended
	December 31,
	2010	2009
IBNR as of beginning of period	$17,859	$16,824
Healthcare claims expense incurred during the period:
Current year	22,255	18,922
Prior years	(697)	(929)
Total incurred	21,558	17,993
Healthcare claims paid during the period:
Current year	(7,861)	(6,646)
Prior years	(13,766)	(12,387)
Total paid	(21,627)	(19,033)
IBNR as of end of period	$17,790	$15,784

For the period ended December 31, 2010, the $697,000 change in estimate related to IBNR as of September 30, 2010 represented approximately 3.9% of the IBNR balance as of September 30, 2010, approximately 1.0% of fiscal 2010 claims expense, and after consideration of tax effect, approximately 3.7% of net income for the year then ended.

For the period ended December 31, 2009, the $929,000 change in estimate related to IBNR as of September 30, 2009 represented approximately 5.5% of the IBNR balance as of September 30, 2009, approximately 1.3% of fiscal 2009 claims expense, and after consideration of tax effect, approximately 38.4% of net loss from continuing operations for the year then ended.

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

As discussed in Note 13, Brotman could potentially be a net payer under the AB 1653 program by in excess of $4,000,000 through December 31, 2010. Brotman has been informed that, beginning February 14, 2011 withholds of its expected Medi-Cal payments in the amount of $65,000 per week are scheduled to start. Brotman management is contesting these withholds. Failure by management to successfully contest such withholds however could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles. Such impairment evaluation would likely result in an impairment charge as early as in the second quarter of fiscal 2011.

Recent Accounting Pronouncements

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

The modified accounting standards are required to be adopted for fiscal years and interim periods that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. We will adopt the modified accounting standards in the first quarter of fiscal year 2012 and are currently assessing the potential impact that the adoption of these modifications will have on the Company’s consolidated results of operations and consolidated financial position.

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

The following table summarizes all business combinations during the three years ended December 31, 2010:

Business Combinations	Effective Date	Purchase Price	Location
Brotman - increased investment to 72% pursuant to the terms of Brotman plan of reorganization	April 14, 2009	$2,556,000	Los Angeles County

Brotman — increased investment to 78% pursuant to Brotman Rights Offering	November 15, 2010	$3,065,000	Los Angeles County

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2010, under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation and in light of the material weakness in the financial reporting process at Brotman Medical Center, Inc. (“Brotman”) discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

See below for discussion of material weaknesses in internal control over financial reporting at Brotman, which became a majority-owned subsidiary effective April 14, 2009.

Summary of Material Weaknesses in Internal Control over Financial Reporting:

As part of management’s September 30, 2010 assessment of internal control over financial reporting, we identified several deficiencies within the financial reporting process of Brotman. We believe the combination of these deficiencies creates an environment where there is a reasonable possibility that a material misstatement of Brotman’s financial statements would not be detected in a timely manner. We have assessed a material weakness in the financial reporting process of Brotman and its related impact on the corporate consolidating financial reporting process. The deficiencies within the financial reporting process are the lack of a formalized month-end close process and a lack of department accounting policies and procedures.

During the financial reporting close for the period ended September 30, 2010, Brotman was unable to implement a structured close process. Account reconciliations were not prepared in an accurate or timely manner which resulted in a material post-close adjustment. Additionally, Brotman’s accounting department did not utilize or implement policies and procedures to organize or streamline the financial close process.

To address these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in understanding complexities of the business and the required financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of December 31, 2010. At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

Remediation Steps to Address Material Weaknesses:

Based on findings of material weaknesses in our internal control over financial reporting, we have taken steps to strengthen our internal controls within the financial reporting process. We have added to the expertise and depth of personnel within the Brotman accounting department, including the addition of senior level accounting professionals with specific and significant expertise in the critical areas identified above. We also added additional resources to assist in the review and preparation of significant account balance reconciliations as well as the implementation of new policies and procedures. Senior management has increased its scrutiny and oversight of Brotman’s financial statements and has performed significant top-down financial statement analysis to gain additional assurance as to the accuracy of Brotman’s financial information. We will continue to work on and improve the financial reporting process of Brotman and its impact on the corporate consolidating financial reporting process. In review, the principal measures that we are in the process of undertaking to remediate these deficiencies are as follows:

•                  We have reorganized Brotman’s accounting department to functionally report to the hospital segment Chief Accounting Officer and added additional resources to implement a sound financial reporting process;

•                  We have enhanced Brotman’s accounting and finance policies and implemented more robust monitoring control procedures and analytics to prevent or detect a misstatement on a timely basis;

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

Changes in Internal Control over Financial Reporting

Except as discussed above, regarding Brotman, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We and our affiliated physician organizations are parties to legal actions arising in the ordinary course of business. Also, as described in Note 4 to the Company’s financial statements included in this report on Form 10-Q, in connection with the consummation of the Ivy Merger (as defined in Note 4), the Company is a defendant in a consolidated stockholder class action lawsuit and a separate lawsuit brought by certain former Company stockholders. We believe that liability, if any, under all claims will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

Not applicable to a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None

Item 5.  Other Information

None

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

10.1	Management Services Agreement, dated as of December 15, 2010, between Prospect Green Management, LLC and Leonard Green & Partners, L.P.*

10.2	2010 Stock Option Plan of Ivy Holdings Inc. adopted December 15, 2010.*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

February 14, 2011	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

February 14, 2011	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)