Form 10-Q
period 2011-03-31
PROSPECT MEDICAL HOLDINGS INC
filed 2011-05-16
CIK 1063561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of May 16, 2011 was 100, all of which are owned by Ivy Intermediate Holding Inc., a wholly-owned subsidiary of Ivy Holdings Inc.

PROSPECT MEDICAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,244	$50,729
Restricted cash	4,066	3,122
Investments, primarily restricted money market funds	638	634
Patient accounts receivable, net of allowance for doubtful accounts of $22,898 and $20,675 at March 31, 2011 and September 30, 2010, respectively	44,688	42,677
Due from government payors	3,070	4,318
Other receivables	1,603	2,148
Refundable income taxes, net	5,134	782
Deferred income taxes, net	6,828	7,671
Inventories	3,853	3,864
Prepaid expenses and other current assets	8,399	4,990
Total current assets	125,523	120,935

Property, improvements and equipment, net	63,575	63,104
Deferred financing costs, net	4,893	6,354
Goodwill	153,250	153,250
Intangible assets, net	40,159	42,159
Other assets	668	715
Total assets	$388,068	$386,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2011	2010
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued medical claims and other healthcare costs payable	$19,793	$17,859
Accounts payable and other accrued liabilities	33,278	33,206
Accrued salaries, wages and benefits	19,060	19,114
Due to government payors	14,731	13,834
Current portion of capital leases	378	674
Current portion of long-term debt	22,750	170,900
Other current liabilities	235	1,121
Total current liabilities	110,225	256,708
Long-term debt, net of current maturities	150,328	7,750
Deferred income taxes, net	31,717	31,717
Malpractice reserve	1,599	1,579
Capital leases, net of current portion	780	544
Other long-term liabilities	112	149
Total liabilities	294,761	298,447
Commitments, Contingencies and Subsequent Events
Shareholder’s equity:
Prospect Medical Holdings, Inc.’s shareholder’s equity
Common stock, $0.01 par value; 100 shares authorized and 100 shares issued and outstanding at March 31, 2011; 40,000,000 shares authorized and 21,399,508 shares issued and outstanding at September 30, 2010	1	214
Additional paid-in capital	108,178	97,675
Accumulated deficit	(11,738)	(7,931)
Total Prospect Medical Holdings, Inc.’s shareholder’s equity	96,441	89,958
Noncontrolling interest	(3,134)	(1,888)
Total shareholder’s equity	93,307	88,070
Total liabilities and shareholder’s equity	$388,068	$386,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues:
Net Hospital Services revenues	$134,034	$70,538	$199,258	$139,950
Medical Group revenues	47,591	46,124	95,279	92,808
Total revenues	181,625	116,662	294,537	232,758
Operating expenses:
Hospital operating expenses	103,674	50,827	155,819	100,495
Medical Group cost of revenues	37,903	36,864	75,342	73,708
General and administrative	16,078	15,787	46,623	31,917
Depreciation and amortization	1,938	2,079	3,875	4,157
Total operating expenses	159,593	105,557	281,659	210,277
Operating income from unconsolidated joint venture	205	580	527	1,031
Operating income	22,237	11,685	13,405	23,512
Interest expense and amortization of deferred financing costs, net of investment income	7,517	7,241	14,520	14,101
Income (loss) before income taxes	14,720	4,444	(1,115)	9,411
Income tax provision	8,224	1,944	4,849	4,447
Net income (loss)	6,496	2,500	(5,964)	4,964
Net loss attributable to noncontrolling interest, net of tax	(1,237)	(87)	(2,159)	(483)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$7,733	$2,587	$(3,805)	$5,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2011	2010

Operating activities
Net income (loss)	$(5,964)	$4,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,875	4,157
Amortization of deferred financing costs, net	1,254	927
Amortization of original issue discount	1,645	855
Provision for bad debts	15,541	14,640
Deferred income taxes, net	843	—
Stock-based compensation	1,910	1,712
Excess tax benefits from stock-based compensation	(6,446)	—
Gain on disposal of assets	—	(8)
Change in assets and liabilities:
Patient accounts receivable and other receivables	(15,757)	(16,069)
Risk pool receivables	—	(8)
Prepaid expenses and other current assets	(3,203)	(584)
Inventories	12	(31)
Refundable income taxes, net	2,094	(354)
Other assets	20	426
Accrued medical claims and other healthcare costs payable	1,934	(1,831)
Accounts payable and other accrued liabilities	10	(4,095)
Net cash (used in) provided by operating activities	(2,232)	4,701
Investing activities
Purchases of property, improvements and equipment	(2,158)	(1,382)
Decrease in note receivable	28	27
Increase (decrease) in restricted investments	(5)	31
Net cash used in investing activities	(2,135)	(1,324)
Financing activities
Borrowings on Brotman line of credit, net	1,484	1,541
Repayments on Brotman Creditors Trust Note	(500)	(531)
Repayments of senior secured notes	(8,200)	—
Repayments of capital leases	(251)	(432)
Cash paid for deferred financing costs, net	—	(38)
Change in restricted cash	(944)	(945)
Proceeds from exercises of stock options and warrants	1,090	152
Excess tax benefits from stock-based compensation	6,446	—
Capital contribution	844	—
Brotman noncontrolling shareholder cash contribution	913	—
Net cash provided by (used in) financing activities	882	(253)
Increase (decrease) in cash and cash equivalents	(3,485)	3,124
Cash and cash equivalents at beginning of year	50,729	37,768
Cash and cash equivalents at end of year	$47,244	$40,892
Supplemental disclosure of cash flow information
Equipment acquired under capital lease	$268	$641
Interest paid	$11,668	$10,922
Income taxes paid, net	$1,912	$4,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROSPECT MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. Organization

Prospect Medical Holdings, Inc. (“Prospect,” “Company” or the “Parent Entity”) is a Delaware corporation. Prior to the August 8, 2007 acquisition of Alta Hospitals System, LLC (“Alta”), which was previously known as Alta Healthcare System, Inc., the Company was primarily engaged in providing management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”) or medical clinics. Following the Alta acquisition and the acquisition of a majority stake in Brotman Medical Center, Inc. (“Brotman”), on April 14, 2009 (see Note 9) as of March 31, 2011 the Company owns and operates five community-based hospitals in Southern California. The Company’s operations are organized into three primary reportable segments: Hospital Services, Medical Group and Corporate as discussed below.

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

Hospital Services Segment

The Company owns and operates five hospitals in Los Angeles County, with a total of approximately 759 licensed beds served by 696 on-staff physicians at March 31, 2011. The Company acquired four community hospitals in Hollywood, Los Angeles, Norwalk and Van Nuys in connection with our acquisition of Alta. The fifth hospital, in which the Company currently has a 78.2% ownership interest, is Brotman Medical Center, located in Culver City. All of the Company’s hospitals are accredited by Det Norske Veritas Healthcare, Inc. (“DNV”).

The Company’s three community hospitals in Hollywood, Los Angeles and Norwalk offer a comprehensive range of medical and surgical services, including general acute care hospital services, pediatrics, obstetrics and gynecology, pediatric sub-acute care, general surgery, medical-surgical services, orthopedic surgery, and diagnostic, outpatient, skilled nursing and urgent care services. The Company’s psychiatric hospital in Van Nuys provides acute inpatient and outpatient psychiatric services on a voluntary basis. Brotman offers a comprehensive range of inpatient and outpatient services, including general surgery, orthopedic, spine and neurosurgery, cardiology, diagnostic outpatient, rehabilitation, psychiatric and detox services. In addition, Brotman has an active emergency room that plays an integral part in providing emergency services to the West Los Angeles area.

The table below gives a brief overview of the Company’s hospitals and the locations they serve:

Name/Location	Primary Service	Number of Beds
Hollywood Community Hospital Hollywood, CA 100% owned	Medical/Surgical	100 licensed beds/100 staffed beds
Los Angeles Community Hospital Los Angeles, CA 100% owned	Medical/Surgical	130 licensed beds/130 staffed beds
Norwalk Community Hospital Norwalk, CA 100% owned	Medical/Surgical	50 licensed beds/50 staffed beds
Van Nuys Community Hospital Van Nuys, CA 100% owned	Psychiatric	59 licensed beds/57 staffed beds
Brotman Medical Center Culver City, CA 78.2% owned (78.14% at December 31, 2010)	Medical/Surgical	420 licensed beds/185 staffed beds

Admitting physicians are primarily practitioners in the local area. The Hospitals have payment arrangements with Medicare, Medi-Cal (the California version of Medicaid) and other third party payers, including some commercial insurance carriers, health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”).

Medical Group Segment

The Medical Group segment is a healthcare management services organization that provides management services to affiliated physician organizations that operate as independent physician associations (“Medical Groups”). The affiliated physician organizations enter into agreements with HMOs to provide HMO enrollees with a full range of medical services in exchange for fixed, prepaid monthly fees known as “capitation” payments. The Medical Groups contract with physicians (primary care and specialist) and other healthcare providers to provide enrollees with all medical services. Prospect currently manages the provision of prepaid healthcare services for its affiliated physician organizations in Southern California. The network consists of the following physician organizations as of March 31, 2011 (stand alone or individually referred to as, an “Affiliate”):

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

These Affiliates are managed by the following two medical management company subsidiaries that are wholly-owned by Prospect:

Prospect Medical Systems, Inc. (“PMS”)

ProMed Health Care Administrators (“PHCA”)

All of the Affiliates are wholly-owned by PMG, with the exception of Nuestra, which is 62% owned by a nominee physician shareholder pursuant to an assignable option agreement described below, and AMVI/Prospect which is a 50/50 Joint Venture between AMVI Care Health Network, Inc. (“AMVI”) and SATPG. PMG is owned by the same nominee physician shareholder pursuant to a separate assignable option agreement. The results of all of these entities, with the exception of AMVI/Prospect, are consolidated in the accompanying unaudited condensed consolidated financial statements.

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

The Company’s Affiliates have each entered into a Management Agreement and each Affiliate has agreed to pay a management fee to PMS or PHCA, as applicable (each of which is a wholly-owned subsidiary of Prospect). The fee is based in part on the costs to the management company and on a percentage of revenues the Affiliate receives (i) for the performance of medical services by the Affiliate’s employees and independent contractor physicians and physician extenders, (ii) for all other services performed by the Affiliates, and (iii) as proceeds from the sale of assets or the merger or other business combination of the Affiliates. The management fee also includes a fixed percentage fee for marketing and public relations services. The revenue from which this fee is determined includes medical capitation, all sums earned from participation in any risk pools and all fee-for-service revenue earned. Except in the case of Nuestra and AMVI/Prospect, the Management Agreements have initial terms of 30 years, renewable for successive 10-year periods thereafter, unless terminated by either party for cause. In the case of Nuestra, its Management Agreement has an initial 10 year term renewable for successive one year terms. In the case of AMVI/Prospect, the Management Agreement has a one year term with successive one year renewal terms. In return for payment of the management fee, Prospect (through PMS and PHCA) has agreed to provide financial management, information systems, marketing, advertising, public relations, risk management, and administrative support, including for utilization review and quality of care. At its cost, Prospect has assumed the obligations for all facilities, medical and non-medical supplies, and employment of non-physician personnel of its affiliated medical clinics.

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

Further, Prospect’s rights under the Management Agreements are unilaterally salable or transferable. Based on the provisions of the Management Agreements and the assignable option agreements with PMG and Nuestra, Prospect has determined that it has a controlling financial interest in the Affiliates, with the exception of AMVI/Prospect. Consequently, under applicable accounting principles, Prospect consolidates the revenues and expenses of all the Affiliates except AMVI/Prospect from the respective dates of execution of the Management Agreements. All significant inter-entity balances have been eliminated in consolidation. In the case of AMVI/Prospect, only that portion of the results which are contractually identified as Prospect’s are recognized in the consolidated financial statements, together with the management fee that the Company charges AMVI for managing AMVI’s share of the joint venture operations.

Prospect has also entered into management agreements with unaffiliated third parties to manage services to their HMO enrollees. These management agreements do not have characteristics that give rise to the consolidation of the entities under current accounting literature.

The Medical Group segment manages services for the following enrollees under contracts with various health plans (in thousands):

	As of March 31,
Member Category	2011	2010

Commercial — owned	118.8	124.7
Commercial — managed(l)	7.6	1.6
Senior — owned	22.4	22.1
Senior — managed(1)	0.6	0.2
Medi-Cal — owned	11.4	10.9
Medi-Cal — managed(1)	12.5	8.3
Total	173.3	167.8

(1)                                  Represents members that we manage on behalf of third parties in exchange for a management fee.

Corporate Segment

The Corporate segment reflects certain expenses incurred at Prospect Medical Holdings, Inc. (the “Parent Entity”) not specifically allocable to the Hospital Services or Medical Group segments. These include, but are not limited to salaries, benefits and other compensation for corporate employees, financing, insurance, rent, operating supplies, legal, accounting, SEC compliance, and Sarbanes-Oxley compliance. The Company does not allocate interest expense and income taxes to the other reporting segments.

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

The unaudited results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2010.

As discussed in Note 4, upon the consummation of the merger, the Company became an indirect, wholly-owned subsidiary of Ivy Holdings Inc., and the Company’s common stock ceased trading on the NASDAQ Global Market and was delisted. In accordance with the senior secured notes’ indenture, the Company will continue to file with the SEC until such time that all of its outstanding registered debt has been repaid by the Company, the Company has complied with the Indenture requirements in order to terminate the filing of SEC reports, or a Second Supplemental Indenture that does not require filing with the SEC is in place.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and all wholly owned and majority owned subsidiaries and controlled entities in accordance with the accounting guidance for consolidations and do not include the accounts of the parent companies, Ivy Holdings, Inc. and Ivy Intermediate Holdings, Inc. All adjustments considered necessary for a fair presentation of the results as of the date of, and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Options and Restricted Stock

Prior to being terminated upon completion of the Ivy Merger, the Company had stock option and restricted stock agreements with certain directors, officers and employees issued under the Company’s 1998 and 2008 equity incentive plans.  These equity awards vested based on continuous service and did not include performance or market vesting conditions.  Share-based awards have generally been issued at or above the market price of the underlying stock.  There are no liability awards that may be settled for cash.

Compensation costs for option awards are measured and recognized in the financial statements based on their grant date fair value, net of estimated forfeitures over the awards’ service period. The fair value of restricted stock grants are determined on the date of grant, based on the number of shares granted and the quoted price or estimated fair market value of the Company’s common stock. The Company used the Black-Scholes option pricing model and a single option award approach to estimate the fair value of stock options granted. Equity-based compensation is classified within the same line items as cash compensation paid to employees. Cash retained as a result of excess tax benefits relating to share-based payments is presented in the statement of cash flows as a financing cash inflow.

On December 15, 2010, the Board of Directors (the “Board”) of Ivy Holdings Inc. adopted the 2010 Stock Option Plan of Ivy Holdings Inc. (the “Ivy Plan”) and, on December 16, 2010, the stockholders of the Corporation adopted the Plan.  The Plan provides that it shall be administered by the Compensation Committee of the Board.  The Plan includes an Incentive Stock Option Agreement and a Non-Qualified Stock Option Agreement to be used in connection with the grant of options under the Ivy Plan.  On February 22, 2011, fifteen employees of Prospect Medical Holdings were granted a total of 86,476 stock options. These options vest based on a number of criteria, including time, performance and discretion.  Related compensation cost has been recorded in the Company’s financial statements.

Restricted Cash

At March 31, 2011, restricted cash primarily represents amounts set aside pursuant to the Los Angeles Jewish Home for the Aging (“JHA”) loan agreements (see Note 8) for property taxes, maintenance and emergency room construction.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled approximately $193,409,000 and $195,409,000 at March 31, 2011 and September 30, 2010, respectively, and arose as a result of the ProMed, Alta and Brotman business acquisitions. Other intangible assets include customer relationships, covenants not-to-compete, trade names and provider networks. Goodwill represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired, including identifiable intangible assets. In conjunction with these acquisitions, management of the Company has reviewed the allocation of the excess of the purchase consideration (including costs incurred related to the acquisitions) over net tangible and intangible assets acquired, and has determined that the goodwill is primarily related to the operating platforms acquired through the addition of the existing renewable HMO contracts in the case of ProMed and new business segments in the case of the Alta and Brotman acquisitions.

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

The Company tests for goodwill impairment in the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed the fair value. In evaluating whether indicators of impairment exist, the Company considers adverse changes in market value and/or stock price, laws and regulations, profitability, cash flows, ability to maintain enrollment and renew payer contracts at favorable terms, among other factors. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of the reporting unit based on a weighted combination of (i) the guideline company method that utilizes revenue or earnings multiples for comparable publicly-traded, and (ii) a discounted cash flow model that utilizes expected future cash flows, the timing of those cash flows, and a discount rate (or weighted average cost of capital, which considers the cost of equity and cost of debt financing expected by a typical market participant) representing the time value of money and the inherent risk and uncertainty of the future cash flows. If the estimated fair value of the reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining the “implied fair value” of the goodwill, which is compared to its corresponding carrying value.

As discussed in Note 13, Brotman was notified that it will be a net payer under the Assembly Bill 1383 (“AB 1383”) as amended by the Assembly Bill 1653 (collectively “AB 1653”). Brotman contested any liability under AB 1653; however, pending resolution of this disputed obligation, Brotman has recorded a liability of $4,800,000.  Beginning February 14, 2011, the California Department of Health Care Services (“DHCS”) began withholding against amounts otherwise due Brotman of $65,000 per week for 108 weeks totally approximately $7,000,000.  Brotman management is contesting these withholds. Failure by management to successfully contest such withholds, however, could potentially be a triggering event requiring a specific impairment evaluation of Brotman’s intangibles. An impairment evaluation was conducted effective March 31, 2011, with the results of such evaluation not requiring write down of goodwill under current accounting literature due to the negative carrying value of Brotman’s net assets; however, accounting literature is expected to be adopted by the Company effective October 1, 2011 (for public entities), which could require a write down of goodwill and the amount of such write down could be significant.

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

While Brotman and Alta report financial statements on a fiscal year ending September 30, Medicare cost reports are filed on a calendar year basis. Acute care hospitals receive Medicare reimbursement payments pursuant to a prospective payment methodology primarily based on the diagnosis of the patient, but are entitled to receive additional payments, referred to as “outliers” for patients whose treatment is very costly. When Brotman acquired the hospital in 2005, CMS provided a ratio of cost to charges (the “RCC”) based on the statewide average. Payments received by Brotman on this basis were an interim estimate, subject to final determination upon auditing of Brotman’s cost reports. Brotman filed its Medicare cost reports, but determined that its outlier reimbursement for services provided in fiscal years 2005 and 2006 could be subject to adjustment based on certain outlier reconciliation rules. The Company believes that CMS has not conducted any outlier reconciliations under current regulations, has not formally notified Brotman of any pending reconciliation to be conducted regarding their cost reports and has not determined the amount of any liability at this point related to possible overpayments. As of March 31, 2011 and September 30, 2010, an estimated liability of $13,834,000 was included in each of the accompanying unaudited condensed consolidated balance sheets related to this matter.

Brotman and Alta have also accrued estimated Medicare settlement net receivables in the amount of $76,000 for filed cost reporting years and estimates for the three months ended March 31, 2011.  At September 30, 2010, estimated net receivables for cost reports not yet finalized were approximately $103,000.  Additionally, pursuant to an audit of Medi-Cal cost reports and notification sent to the Company during the quarter ended March 31, 2011, the Company accrued a cost report liability payable to Medi-Cal of $973,000 for the calendar years 2009, 2010, and the three months ended March 31, 2011.

The following is a summary of due from and due to governmental payers as of March 31, 2011 and September 30, 2010 (in thousands):

	March 31,	September 30,
	2011	2010
	(unaudited)
Due from government payers:
Medi-Cal Disproportionate Share (DSH)	$3,070	$4,215
Medicare cost report settlement	—	103
	$3,070	$4,318
Due to government payers:
Outlier liability	$13,834	$13,834
Medicare and Medi-Cal cost report settlement	897	—
	$14,731	$13,834

Revenues

Revenues by reportable operating segment are comprised of the following amounts (in thousands, unaudited):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net Hospital Services
Inpatient	$122,956	$58,024	$179,422	$118,572
Outpatient	6,486	8,929	11,983	16,854
Capitation revenue	4,440	1,621	7,587	2,398
Other	152	1,964	266	2,126
Total net Hospital Services revenues	$134,034	$70,538	$199,258	$139,950
Medical Group
Capitation	$47,048	$45,933	$94,049	$92,381
Management fees	314	158	836	312
Other	229	33	394	115
Total Medical Group revenues	$47,591	$46,124	$95,279	$92,808
Total revenues	$181,625	$116,662	$294,537	$232,758

The Company presents segment information externally the same way that Management uses financial data internally to make operating decisions and assess performance.  The Company’s operations are organized into three reporting segments: (i) Hospital Services, (ii) Medical Group, and (iii) Corporate (see Note 1).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the dates, and for the periods, that the unaudited condensed consolidated financial statements are prepared. Actual results could materially differ from those estimates. Principal areas requiring the use of estimates include third-party settlements, receivables for medical services, allowances for contractual discounts and doubtful accounts, accruals for medical claims, impairment of goodwill, long-lived assets and intangible assets, share-based payments, professional and general liability claims and workers’ compensation claims, reserves for outcome of legislation and valuation allowances against deferred tax assets.

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

In December 2010, the FASB issued amendments to the existing goodwill impairment accounting standards which modify the goodwill impairment test for reporting units with zero or negative carrying amounts of which Brotman has a negative carrying value at quarter ending March 31, 2011. For those reporting units, an entity would be required to perform additional goodwill impairment testing if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment would be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. See note 9 for further discussion regarding Brotman’s impairment evaluation.  The adoption of this accounting guidance could have a material impact on the Company’s financial position.

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

3. Property, Improvements and Equipment

Property, improvements and equipment as of March 31, 2011 and September 30, 2010 consisted of the following (in thousands):

	March 31,	September 30,
	2011	2010
	(unaudited)
Property, improvements and equipment:
Land and land improvements	$31,028	$31,028
Buildings and improvements	25,212	24,302
Leasehold improvements	3,330	2,666
Equipment	22,272	22,121
Furniture and fixtures	871	892
	82,713	81,009
Less accumulated depreciation	(19,138)	(17,905)
Property, improvements and equipment, net	$63,575	$63,104

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $938,000 and $979,000, respectively, and for the six months ended March 31, 2011 and 2010 was approximately $1,875,000 and $1,957,000, respectively.

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

Pursuant to the Merger Agreement, at the Merger Effective Date:

•                  All outstanding options to purchase shares of the Company’s common stock were canceled and the holder of each such option received a cash payment equal to the excess of the $8.50 per share cash merger consideration over the exercise price of such option, multiplied by the number of shares subject to the option that were vested immediately prior to the Merger Effective Date, less any applicable withholding taxes and after giving effect to the determination of the Company’s compensation committee to accelerate the vesting of certain unvested options in connection with the Ivy Merger (see Note 5).

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

The Compensation Committee of the Board of Directors approved a contingent bonus in the amount of $1,235,000 paid to Samuel S. Lee, the Company’s Chief Executive Officer and Chairman of its Board of Directors, upon successfully completing the merger transaction. Certain of the Company’s senior management stockholders (the “Rollover Investors”), which were comprised of Mr. Lee, Mike Heather (the Company’s Chief Financial Officer), David R. Topper (the President of the Alta Hospitals System, LLC subsidiary) and Dr. Jeereddi A. Prasad (one of the Company’s directors and the President of ProMed Health Services Company), executed a voting agreement pursuant to which they agreed, subject to the terms thereof, to vote their shares of the Company’s common stock in favor of the approval and adoption of the Ivy Merger Agreement. The voting agreement provided the requisite stockholder approval for the merger. Following completion of the merger, Messrs. Lee, Heather, Topper and Dr. Prasad beneficially own approximately 20.2%, 1.6%, 14.9% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings (excluding any stock options that have been granted, or may in the future be granted, to the Rollover Investors pursuant to a management equity incentive plan that Ivy Holdings adopted in December 2010, as further discussed in Note 5).

Pursuant to a contribution and subscription agreement, immediately prior to the completion of the merger, the Rollover Investors contributed a total of 6,227,824 shares of the Company common stock (the “Rollover Shares”) in exchange for shares of Ivy Holdings common stock. Following the completion of the merger, Messrs. Lee, Topper, Heather and Dr. Prasad beneficially own approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings (excluding any stock options that have been granted, or may in the future be granted, to the Rollover Investors pursuant to a management equity incentive plan that Ivy Holdings adopted in December 2010, as further discussed in Note 5).

The terms of the contribution and subscription agreement entitled Messrs. Lee and Topper, in their discretion, to offer other employees of the Company the ability to acquire shares of Ivy Holdings common stock on the same terms and conditions as the Rollover Investors. Immediately prior to the completion of the merger, a group of eleven employees of the Company (the “Additional Employee Investors”) contributed to Ivy Holdings approximately 136,765 shares of the Company’s common stock in exchange for shares of Ivy Holdings’ common stock. Following the completion of the merger, the Additional Employee Investors beneficially own a total of approximately 0.8% of the outstanding common stock of Ivy Holdings (excluding any stock options that have been granted, or may in the future be granted, to the Additional Employee Investors pursuant to a management equity incentive plan that Ivy Holdings adopted in December 2010, as further discussed in Note 5). In connection with the exercise of the Company’s stock options to be rolled into shares of Ivy Holdings, approximately $935,000 of stock subscriptions receivable was due from the Rollover and Additional Employee Investors at December 31, 2010.

The LGP Funds, affiliated investment funds of Leonard Green Partners, L.P., own the remainder of the common stock of Ivy Holdings not owned by the Rollover Investors and the Additional Employee Investors. As a result, at the Merger Effective Date, the Company, which became a wholly-owned subsidiary of Ivy Holdings, is 62% indirectly owned by the LGP Funds and 38% indirectly owned by the Rollover and Additional Employee Investors. As the change in control is less than 85%, no push down accounting is applicable. In connection with the merger, the Company also recorded a capital contribution of approximately $844,000 from the LGP Funds. In connection with such capital contribution and the acceleration of unvested options at the Effective Merger Date, additional paid-in capital totaling approximately $9,200,000 was recorded in the first quarter of the fiscal 2011 period.

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

In connection with the merger, in the six months ended March 31, 2011, the Company incurred a total of approximately $13,300,000 of merger-related expenses. The majority of these costs were expensed during the six months then ended in accordance with generally accepted accounting principles.

5. Equity-Based Compensation Plans

On August 13, 2008, the Company adopted the 2008 Omnibus Equity Incentive Plan (“2008 Plan”) to provide flexibility in implementing equity awards, including incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock grants, stock appreciation rights (“SAR”) and performance based awards to employees, directors and outside consultants, as determined by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with the adoption of the 2008 Plan, effective August 13, 2008, additional equity awards under the Company’s 1998 Stock Option Plan (“1998 Plan”) were discontinued and new equity awards made prior the completion of the Ivy Merger were granted under the 2008 Plan. Remaining authorized shares under the 1998 Plan which were not subject to outstanding awards as of August 13, 2008, were canceled on August 13, 2008. The 1998 Plan remained in effect as to outstanding equity awards granted under the 1998 Plan prior to August 13, 2008. At the inception of the 2008 Plan, 4,000,000 shares were reserved for issuance under the 2008 Plan.

As a result of the Ivy Merger, both the 1998 Plan and the 2008 Plan were terminated and any unexercised options outstanding under the plans, the individual option agreements and any stock options issued outside of a plan were cancelled.  Any offerings of common stock upon exercise of any such options pursuant to their registration statements were terminated.

Effective December 15, 2010, the Board of Directors of Ivy Holdings adopted its 2010 Stock Option Plan (the “Ivy Plan”) that authorizes the issuance of options exercisable for up to 155,110 shares of the common stock of Ivy Holdings to employees, certain consultants and independent members of the boards of directors, of Ivy Holdings and its subsidiaries (including the Company and its subsidiaries). Effective February 22, 2011, Ivy Holdings issued 86,476 stock options to fifteen members of the Company’s management.  These options are exercisable into Ivy Holdings stock and vest based on a number of criteria, including time, performance and discretion.  Since the Ivy Holdings stock options were granted to Company employees for their services related to the Company, the related compensation cost has been recorded in the Company’s financial statements.

Under the terms of the Ivy Plan, the exercise price of an ISO may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and, if granted to a shareholder owning more than 10% of the Company’s common stock, then not less than 110%. Stock options granted under the Ivy Plan have a maximum term of 10 years from the grant date, and are exercisable at such time and upon such terms and conditions as determined by the Compensation Committee. Stock options granted to employees generally vest over four years subject to continued service and performance criteria. In the case of an ISO, the amount of the aggregate fair market value of common stock with respect to which ISO are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

Stock Options Activity

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2011 and activity during the six-month period then ended:

	Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Prospect Medical Holdings Stock Options:
Outstanding as of September 30, 2010	4,227,950	$3.06	$23,014,000	37.92
Granted	—
Exercised	(4,069,617)	$3.01	$(22,326,835)
Forfeited	—
Expired	—
Canceled in Ivy Merger	(158,333)	$4.15	$(687,165)
Outstanding as of March 31, 2011	—

Ivy Holdings Stock Options:
Granted	86,476	$100.00	$—
Exercised	—	—	—
Forfeited	—
Expired	—
Outstanding as of March 31, 2011	86,476	$100.00	$—	118.8

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted market price.

A summary of the Company’s nonvested options and the changes during the periods ended March 31, 2011 and September 30, 2010 is presented as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value

Prospect Medical Holdings Stock Options:
Nonvested at September 30, 2009	1,447	$0.86
Granted	430	$1.70
Vested	(1,445)	$0.95
Forfeited	(20)	$1.72
Nonvested at September 30, 2010	412	$1.37
Granted	—
Vested	(254)	$1.23
Forfeited	—
Canceled in Ivy Merger	(158)	$1.60
Nonvested at March 31, 2011	—

Ivy Holdings Stock Options:
Granted	86,476	$50.73
Vested	—
Forfeited	—
Nonvested at March 31, 2011	86,476

As discussed in Note 4, in connection with the Ivy Merger, the vesting of certain unvested stock options was accelerated. As required under GAAP, cancellation of an award accompanied by the concurrent grant of a replacement award or other consideration should be accounted for as a modification of the stock option terms.  Thus incremental compensation cost, measured as the excess of the replacement award’s fair value over the fair value of the cancelled award (at the cancellation date), totaling approximately $1,400,000 was recorded on the date of the Ivy Merger.

Unvested stock options that were not modified were cancelled, thus requiring the acceleration of the remaining unamortized stock based compensation totaling approximately $252,000, which was expensed on the date of the Ivy Merger.

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

Six Months Ended
March 31, 2011
Weighted average fair value of option grants	$50.73
Weighted average market price of the Company’s common stock on the date of grant	$100.00
Weighted average expected life of the options	8.0 years
Risk-free interest rate	2.85%
Weighted average expected volatility	41.49%

Expected Term—The expected term of options granted represents the period of time that they are estimated to be outstanding.

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

During the six months ended March 31, 2011, an aggregate of 86,476 options were issued under the Ivy Plan to certain employees of the Company.

Stock-based compensation expense for stock options recognized in the three months ended March 31, 2011 was approximately $130,000. At March 31, 2011, there were 86,476 unvested options which are available for vesting ratably over 4 years, subject to meeting various vesting requirements which include time, discretion, and various performance targets as defined. The remaining maximum estimated stock compensation expense is approximately $4,400,000. The stock-based compensation expense and vesting provisions used to calculate the March 31, 2011 expense included management’s assessment of probabilities of meeting various performance targets, as applicable.

See above regarding the treatment of the cancellation of the Company’s stock option plans and the acceleration of the vesting of certain stock options in conjunction with the Ivy Merger.

Restricted Stock Award Activities

On August 15, 2008, the Company granted 200,000 shares of restricted stock to its Chief Financial Officer with a grant date fair value of $2.40 per share. On December 18, 2009, the Company granted an aggregate of 210,000 shares of restricted stock to its Chief Executive Officer and Chief Financial Officer. Compensation expense relating to restricted stock recorded in the three months ended December 31, 2009 was approximately $509,000. As discussed in Note 4, at the Merger Effective Date, the vesting of 33,334 restricted shares was accelerated. As required under GAAP, the modification of the terms required the revaluation at the date of modification and this resulted in approximately $209,000 of stock based compensation expense being recorded on the date of the Ivy Merger.

On November 12, 2009, the Company granted an aggregate of 36,000 shares of fully-vested restricted stock to outside members of the Board of Directors. Approximately $144,000 of expense relating to these shares was included in general and administrative expense in the accompanying unaudited condensed consolidated financial statements during the six months ended March 31, 2010.

On November 10, 2010, the Company granted an aggregate of 18,000 shares of fully-vested restricted stock to outside members of the Board of Directors. Approximately $152,000 of expense relating to these shares was included in general and administrative expense in the accompanying unaudited condensed consolidated financial statements during the six months ended March 31, 2011.

6. Earnings per Share

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

The calculations of basic and diluted net income per share attributable to Prospect were as follows (in thousands, except share and per-share amounts, unaudited):

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Net income attributable to Prospect Medical Holdings, Inc.	$2,587	$5,447
Weighted average common shares outstanding – basic	20,801,794	20,726,844
Dilutive effect of stock options and warrants	1,933,685	1,549,569
Weighted average common shares outstanding – diluted	22,735,479	22,276,413

Basic	$0.12	$0.26
Diluted	$0.11	$0.24

The number of stock options and warrants excluded from the computation of diluted earnings per share due to being anti-dilutive were 965,874 shares during the six months ended March 31, 2010 and none during the three months ended March 31, 2010.

Effective December 15, 2010, upon the consummation of the Ivy Merger, the Company became an indirect, wholly-owned subsidiary of Ivy Holdings, and the Company’s common stock ceased trading on the NASDAQ Global Market and was delisted. As such, the Company is no longer required to present earnings per share data in the fiscal 2011 reporting periods.

7. Related Party Transactions

The Company had an employment agreement with Dr. Jacob Terner that expired on August 1, 2008 and provided for base compensation (most recently $400,000 per year) and further provided that if the Company terminated Dr. Terner’s employment without cause, the Company would pay him $12,500 for each month of past service as the Chief Executive Officer, commencing as of July 31, 1996, up to a maximum of $1,237,500. Dr. Terner resigned as the Chief Executive Officer of the Company effective March 19, 2008 and resigned as Chairman of the Board of Directors effective May 12, 2008. In consideration of Dr. Terner’s resignation and other promises in his resignation agreement, the Company agreed to pay to his family trust the sum of $19,361.10 each month during the twelve-month period ending on April 30, 2009 and the sum of $42,694.45 each month during the twenty-four month period ending on April 30, 2011, for the total sum of $1,257,000, which amount was recorded as a general and administrative expense in the third quarter of fiscal 2008. In September 2009, the Company ceased making payments to Dr. Terner following its determination that Dr. Terner was not entitled to receive such payments. Subsequently, Dr. Terner filed a complaint against the Company seeking restoration of the payments. A trial commenced on January 31, 2011.  The parties are currently waiting for a decision from the Court.

On August 1, 2005 and subsequently amended on October 25, 2007, Prospect Medical Management, Inc. (now known as Prospect Hospital Advisory Services, Inc. (“PHAS”)), a subsidiary of the Company, entered into a consulting services agreement, to provide administrative, financial and management consulting services to Brotman for a monthly fee of $100,000 plus expenses. The agreement had an initial term of one year and automatically renewed for additional one-year terms unless terminated by either party with 90 days written notice. As discussed in Note 9, Brotman, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code on October 25, 2007, emerged from Chapter 11 bankruptcy proceedings on April 14, 2009 (the “Effective Date”). On the Effective Date, the Company increased its approximately 33.1% ownership stake in Brotman, to approximately 71.96% via an incremental investment of approximately $2.5 million. Beginning April 14, 2009, given the Company’s majority ownership in Brotman, the Company began including Brotman in its consolidated financial statements, and amounts earned under the consulting services agreement have been eliminated in consolidation.

Effective December 15, 2009, the Board of Directors of Brotman authorized certain designated officers to enter into an amendment to the consulting services agreement between Brotman and PHAS (“Amended and Restated Consulting Services Agreement”).  The Amended and Restated Consulting Services Agreement, which was executed on February 1, 2010, states inter alia, that effective April 14, 2009, PHAS shall be entitled to receive a monthly fee of 4.5% of Brotman’s net operating revenue and that, to the extent Brotman does not have sufficient cash to make such cash payment, or is otherwise restricted in its ability to pay all amounts due by agreements applicable to Brotman or PHAS, then PHAS shall be entitled to receive shares of common stock of Brotman.  All amounts under this agreement are eliminated in consolidation.

On November 4, 2010, Brotman commenced another rights offering pursuant to which it offered all shareholders of record as of the close of business on the record date of October 31, 2010 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,288,659 shares of its common stock offered at a price of $2.91 per share. The offering provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period were entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period began with a mailing to qualified rights holders on November 4, 2010 and terminated on November 15, 2010. Following the consummation of this rights offering, PHAS, having participated in the amount of $3,065,000, increased its existing ownership stake in Brotman from approximately 71.96% to approximately 78.14%.

Additionally, on February 7, 2011, Brotman commenced a further series of rights offerings pursuant to which it offered all shareholders of record as of the close of business on the record date of January 31, 2011 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,235,396 shares of its common stock offered at a price of $2.91 per share in up to four (4) separate tranches. The initial tranche offered 364,262 shares and each other tranche will offer 290,378 shares. Each tranche offering includes an oversubscription period during which eligible record shareholders who fully subscribe during the initial offering period are entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period for the first completed tranche offering began with a mailing to qualified rights holders on February 7, 2011 and terminated on February 15, 2011. Following the consummation of the first tranche offering, PHAS, having participated in the amount of $831,466, increased its existing ownership stake in Brotman from approximately 78.14% to approximately 78.20%, with full participation in the offering by Brotman’s second largest shareholder, Culver Hospital Holdings, L.P., and the non-participation of certain other shareholders. See Note 15, for discussion of second tranche offering completed on May 12, 2011.

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

On March 1, 2011, Alta entered into a similar Capitation Arrangement with another HMO whereby Alta agreed to provide the same services as described in the preceding paragraph to an additional 2,900 senior members; and entered into agreements with PMG and PHS to perform services under similar terms to those described in the preceding paragraph.

An officer of the ProMed Entities has an ownership interest in a medical physician group that provides medical services to ProMed members. For the three and six months ended March 31, 2011 and 2010, the ProMed Entities paid the group approximately $3,700,000 and $3,300,000, respectively, and $7,300,000 and $6,600,000 respectively.

In connection with the Ivy Merger described in Note 4 above, on December 10, 2010, Prospect Green Management, LLC (“PGM”) was formed as a wholly owned subsidiary of the Company. PGM exists solely to enter into, and perform under, the Management Services Agreement, dated December 15, 2010 (the “LGP Management Agreement”), between PGM and Leonard Green & Partners, L.P. (“LGP”). Pursuant to the terms of the LGP Management Agreement, LGP provides to PGM and other subsidiaries of Ivy Holdings, (a) certain investment banking services, (b) management, consulting and financial planning services and (c) financial advisory and investment banking services in connection with major financial transactions from time to time. In consideration for the services provided by LGP under the LGP Management Agreement, PGM pays LGP an annual fee of $1,000,000, payable in monthly installments, and reimburses LGP for its related expenses up to $50,000 annually. If approved by the unanimous consent of the Board of Directors of PGM (which is comprised of the same members as the Boards of Directors of Ivy Holdings and the Company), additional customary fees may be due to LGP pursuant to the terms of the LGP Management Agreement for services rendered in connection with major transactions from time to time. For services rendered by LGP in connection with the consummation of the Ivy Merger, a one-time structuring fee of $4,000,000, plus merger related expenses of $441,000, was paid by PGM to LGP.

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

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2011	2010
	(unaudited)
Prospect’s debt:
Senior secured notes	$151,800	$160,000
Less original issue discount	(8,722)	(10,198)
	143,078	149,802
Brotman’s debt:
Senior secured revolving credit facility	5,764	4,280
Secured credit facility term loan: A (net of discount)	15,986	15,818
Secured credit facility term loan: B	6,250	6,250
Subordinated promissory Note	2,000	2,500
	30,000	28,848
Subtotal	$173,078	$178,650
Less current maturities	(22,750)	(170,900)
Long-term debt	$150,328	$7,750

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

The Indenture requires the Company to offer to repurchase the Notes at 101% of their principal amount in the event of a change of control of the Company and at 100% of the principal amount with certain proceeds of sales of assets. The Indenture also contains certain covenants that, among other things, limit the Company’s ability, and the ability of its restricted subsidiaries to: pay dividends or distributions on capital stock or equity interests, prepay subordinated indebtedness or make other restricted payments; incur additional debt; make investments; create liens on assets; enter into transactions with affiliates; engage in other businesses; sell or issue capital stock of restricted subsidiaries; merge or consolidate with another company; transfer and sell assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. The Credit Agreement contains a number of customary covenants as well as covenants requiring the Company to maintain a maximum consolidated leverage ratio, minimum fixed charge coverage ratio and a maximum consolidated total leverage ratio. As of March 31, 2011, the Company was in compliance with the financial covenants of the Indenture and Credit Agreement.

Pursuant to its definitive Prospectus filed with the SEC via Form S-4 on October 26, 2009, the Company offered to exchange (the “Exchange Offer”) up to $160 million of its 12.75% Senior Secured Notes, Series B, due 2014 (the “Exchange Notes” and together with the Original Notes, the “Notes”) for an equal amount of the Notes issued on July 29, 2009 (the “Original Notes”). The Exchange Notes are substantially identical to the Original Notes, except that the offer and sale of the Exchange Notes have been registered under the Securities Act of 1933, as amended, and the Exchange Notes do not bear any legend restricting their transfer. The Exchange Offer was finalized on December 3, 2009, at which time $159 million of the $160 million aggregate principal amount of private notes had been tendered and accepted for exchange. Pursuant to a post-effective amendment to the Form S-4 filed with the SEC on December 3, 2010, the Company removed from registration the Exchange Notes that were not issued because the corresponding Original Notes were not tendered for exchange.

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

Brotman’s Debt:

Brotman has debt under a Senior Secured Revolving Credit Facility, Secured Term Loans and an Unsecured Promissory Note entered into in conjunction with affecting its Plan of Reorganization. The Company has not guaranteed any portion of Brotman’s debt or other obligations. Given the Company’s majority ownership in Brotman, effective April 14, 2009, all Brotman debt is included in the Company’s consolidated financial statements. The Company has no obligation to fund Brotman’s operations. Under the Company’s notes indenture and its amended senior secured revolving credit agreement, the Company is permitted to make additional equity and/or debt investments in Brotman (a) to the extent that space is still available under certain applicable investment baskets, including a $15,000,000 aggregate loan basket applicable solely to Brotman, or (b) if such investments are funded solely with the proceeds from the sale of Equity Interests of the Company (as defined).

Senior Secured Revolving Credit Facility

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman obtained a commitment from Gemino Healthcare Finance, LLC (“Gemino”) for a three year, $6.0 million (subsequently increased to $7.0 million pursuant to an amendment described below), senior credit facility secured by Brotman’s accounts receivable. The facility expires on the earlier of April 14, 2012 and the Los Angeles Jewish Home for Aging (“JHA”) loan (see below) maturity date and bears interest at LIBOR plus 7% per annum (11.0% as of March 31, 2011, given a LIBOR floor of 4%). Interest is incurred based on the greater of $2 million or the actual outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. Loan fees associated with the Gemino loan totaling approximately $120,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2011, with the amount being amortized over the term of the related debt using the effective interest method. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership and management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with certain financial covenants. Prior to the amendments discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ended December 31, 2009, (ii) 1.15:1.00 originally for the fiscal quarter ended September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.

Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of fixed charge coverage ratio. Under the amended credit agreement, the required fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended December 31, 2010 and ending September 30, 2010, (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011, and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. Pursuant to an amendment entered into effective February 17, 2010, the Gemino credit agreement and promissory note were amended to increase the loan commitment by $1.0 million, to a total commitment of $7.0 million. Effective April 29, 2011, Brotman and Gemino entered into an amendment and waiver of noncompliance pursuant to which, among other things, the required fixed charge coverage ratio was amended to require not less than 1.00:1.00 for the fiscal quarter ended March 31, 2011 and each fiscal quarter ending thereafter, with the ratio calculated on a cumulative annualized basis for the fiscal quarters ended March 31, June 30 and September 30, 2011, and calculated on a rolling four quarter basis thereafter.

The average outstanding balance and average interest rate on the senior secured revolving credit facility for the six-month period ended March 31, 2011 approximated $5,022,000 and 11.0%, respectively.

Secured Credit Facilities Term Loans: A and B

On April 14, 2009, the effective date of the Plan of Reorganization, JHA agreed to provide Brotman with up to $22.25 million in financing, consisting of two term loans: (i) a Term A Loan of $16 million (the “Term A Loan”) with a 24-month term and (ii) a Term B Loan of up to $6.25 million, with a term of 36 months (the “Term B Loan”). Subject to the notification requirements set forth in the loan agreements, the term of the Term A Loan can be extended up to 36 months. Interest on the Term A Loan is payable at 10% per annum for the first year of the loan, and 7.5% thereafter. Interest on the Term B Loan is payable at 10% per annum for the term of the loan. The Term A Loan and Term B Loan are secured by certain of Brotman’s personal property, and a mortgage on certain of Brotman’s real property. The proceeds of the JHA loans were used to repay all existing senior secured loans at Brotman as of April 14, 2009. Loan fees associated with the JHA loans totaling approximately $1,549,000, were capitalized and have been included as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2011, with that amount being amortized over the term of the related debt using the effective interest method.

With respect to the Term A Loan, JHA was granted the right (“Put Right”) to declare the unpaid loan amount, including remaining interest and any other amounts due and payable under the loan agreements, immediately due and payable at any time after April 14, 2010 and prior to the date which is twenty-four months after the Closing Date, subject to JHA providing written notification to Brotman of its exercise of the Put Right at least 180 days in advance.  Effective February 10, 2010, JHA and Brotman entered into an amendment to the Term A Loan, whereby the earliest date on which JHA could provide notice of its exercise of the Put Right was extended from April 14, 2010 to October 14, 2010, effectively extending the earliest maturity date for the Term A Loan to April 14, 2011. On April 12, 2011, Brotman and JHA entered into an Extension Agreement that extended the maturity date of the Term A Loan 75 days until June 28, 2011. Brotman and JHA are currently negotiating an amendment and extension of the Term A Loan, pending completion of which, amounts owing under this loan have been reflected as current in the accompanying March 31, 2011 unaudited condensed consolidated balance sheet.

As part of the JHA financing, Brotman granted JHA an option to purchase certain Brotman-owned property, where JHA plans to construct a senior living facility, for a purchase price equal to the outstanding principal balance of the Term A Loan plus any prepaid amounts. In connection with JHA’s option right, Brotman is required to deposit $130,000 monthly into a reserve account (up to a maximum of $3,120,000), with such funds specifically earmarked for the construction of a new Brotman emergency room. Additionally, Brotman is required to deposit $10,000 monthly into a reserve account for capital improvements and a Tax and Insurance Deposit Account. As of March 31, 2011, Brotman is compliant with these required deposits.

In accordance with relevant accounting pronouncements, the Term A Loan, which contains a real estate purchase option, is recorded at its present value, with any excess of the proceeds over that amount recorded as an option deposit liability account. The present value of the loan was estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. Based on an estimated market interest rate of 10.0%, the present value of the loan was estimated to be approximately $15,655,000 at inception. The difference of $345,000 between the recorded present value and the face value of the loan has been recorded as a discount against the loan and is being amortized to interest expense, using the effective interest rate method, over the term of the loan. The Company began amortizing the discount during the quarter ending June 30, 2010. For the six months ended March 31, 2011 and 2010, amortization expense in the amount of $83,000 and $0, respectively was recorded in the accompanying unaudited condensed consolidated financial statements.

Promissory Note

On April 14, 2009, the Effective Date of the Plan of Reorganization, Brotman executed a $4,000,000 unsecured Class 4 Note, to be held by the Creditor Trust for the benefit of holders of allowed Class 4 claims (as defined in the Plan of Reorganization) and paid pro rata to holders of allowed Class 4 claims. The Note bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal, plus accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect Hospital Advisory Services, Inc. a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 7).  As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash will not exceed $100,000 per month until such time as permitted by applicable agreement, or the Creditor Trust Note has been amended or repaid. Brotman has not made any payments under the consulting services agreement since September 2009.

Subordinated Convertible Note

On December 15, 2009, Brotman initiated a rights offering (“Notes Offering”), whereby each of Brotman’s shareholders could subscribe to purchase up to $5,500,000 principal amount of the Company’s convertible subordinated promissory notes (the “Notes”). The Notes are due three years from the date of issuance, bear interest at 15% per annum, and are convertible at the option of the holder into shares of Brotman’s common stock at $3.34 per share. The Company, through its subsidiary Prospect Hospital Advisory Services, Inc. (“PHAS”), exercised its right to purchase a portion of its pro rata (approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Notes. Proceeds of the Notes Offering were used to pay certain Brotman’s liabilities related to its 401(k) plan contributions and related expenses. Additionally, the Company planned on exercising its rights to purchase any Notes offered that were not purchased by the other Brotman shareholders. The remainder of the Notes Offering to repay approximately $2,000,000 due to Prospect.

As a result of the Notes Offering, Culver Hospital Holdings, L.P. (“Culver”), a minority shareholder of the Company, filed a shareholder complaint against Prospect and its affiliates, Brotman and each member of the Brotman Board of Directors at the time. The court granted a preliminary injunction that enjoins the Company from taking the following actions: (1) acquiring Culver’s share of the Notes, (2) converting the Notes into shares of Brotman’s common stock, (3) converting Brotman’s debt owed to Prospect into shares of Brotman’s common stock, and (4) using the proceeds of the Notes Offering to repay Brotman’s debt due to the Company. The ruling further provided that Brotman could not resume the suspended Notes Offering. The Company has filed a notice of appeal.

No interest payments have been made under the Notes, and as of March 31, 2011, the outstanding balance under the Notes including accrued interest was approximately $4,203,000.

9. Acquisitions

Brotman Medical Center, Inc.

On August 31, 2005, the Company invested $1,000,000 for an approximately 33.1% stake in Brotman, a 420-bed licensed and accredited acute care hospital, located in Culver City, California. The Company made the investment with the intention that it, with Brotman, would be able to offer joint contracting to HMOs operating in Brotman’s service area. Brotman incurred significant losses before and after the Company’s initial investment and, on October 25, 2007 (the “Petition Date”), Brotman filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the Petition Date, the Company entered into an amendment to its existing consulting services agreement with Brotman, providing for an increased level of service (see Note 7). Additionally, effective April 22, 2008, Samuel S. Lee (Prospect’s CEO and Chairman of the Board) was appointed as the Chairman of the Board of Directors of Brotman. On August 31, 2010, Mr. Lee resigned from his position as Chairman of the Brotman Board, and Mike Heather (Prospect’s CFO) was appointed to replace Mr. Lee.

On April 14, 2009 (the “Effective Date”), the U.S. Bankruptcy Court confirmed and declared effective the final Chapter 11 Plan of Reorganization (the “Plan”) of Brotman whereby, among other things, all of Brotman’s outstanding securities were canceled and, in exchange for their pro rata share of the New Value Contribution (as defined in the Plan) totaling $3,500,000, holders of Brotman’s securities would receive New Common Stock in Brotman in the same percentage as their pro rata share of the New Value Contribution. Pursuant to the terms of the Plan, the Company made a $1,814,000 investment in Brotman on January 13, 2009 and $705,000 on December 31, 2009, totaling $2,519,000 (net of $37,000 of acquisition costs) while other shareholders made a total cash investment of $981,000. Based on such contributions, Prospect acquired an additional 38.86% ownership interest in Brotman, effective April 14, 2009, which brought its total ownership interest to 71.96%. Effective November 15, 2010, Brotman completed a $3,750,000 rights offering, wherein the Company participated in the amount of approximately $3,065,000, increasing its ownership to 78.14%. Additionally, effective February 15, 2011, Brotman completed the first $1,060,000 tranche of a total $3,595,000 rights offering, wherein the Company participated in the amount of approximately $831,466, increasing its ownership to 78.2%.

Effective May 12, 2011, the second tranche of this rights offering was completed, in the amount of 290,378 shares of Brotman stock at a price of $2.91 per share, for total proceeds of $850,000.  PHAS participated in the amount of $663,000 which, after consideration of other Brotman shareholders’ participation levels, resulted in PHAS’ ownership in Brotman increasing to 78.22% (see Note 15).

For financial accounting purposes, the additional investment in Brotman pursuant to the Plan was referred to as the “Brotman Acquisition.” As required by U.S. GAAP, the business combination, which was achieved in stages, provides for recognition of assets at current fair value with respect to the proportion of the Company’s incremental ownership interest in Brotman. The aggregate cost of the acquired assets, which includes cash paid of $2.5 million and expenses incurred in connection with the acquisition totaling $37,000, were allocated to the assets acquired and liabilities assumed. The excess of the consideration over the estimated fair value of the assets and liabilities assumed has been allocated to goodwill and an identifiable intangible asset. Due to negative net book value of assets acquired, goodwill attributable to the non-controlling (formerly minority) interest was not recognized. As the non-controlling interest in Brotman exceeds 20%, the accounting basis in the acquired ownership in Brotman have not been pushed-down to the financial statements of Brotman and have been reflected in the Parent Company financial statements. The results of operations of Brotman have been included in the consolidated financial statements since the April 14, 2009 acquisition date. Brotman’s operations for the three and six months ended March 31, 2011 reflected a net loss. The Company does not have the intent or ability, including under the terms of its debt agreements, to provide significant financial support to Brotman. Prior to October 1, 2009, a pro rata share of net income attributable to minority interest was not included under minority interest in the Company’s consolidated statement of operations, as the cumulative minority share of such income did not exceed their cumulative share of prior losses absorbed by the Company. Effective October 1, 2009, with the adoption date of new accounting literature, a pro rata share of net loss attributable to non-controlling interest was reported as a component of equity separate from the Company’s equity in the unaudited condensed consolidated balance sheet and as net loss attributable to non-controlling interest in the unaudited condensed consolidated statement of operations.

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

As discussed at Note 7, on December 15, 2009, Brotman initiated a rights offering, whereby existing shareholders of Brotman could subscribe to purchase up to $5,500,000 of Brotman convertible subordinated promissory notes (the “Brotman Notes”). The terms of the Brotman Notes provide that they are due three years from the date of issuance, bear interest at 15% per annum and are convertible at the option of the holder into shares of Brotman, at $3.34 per share. PHAS exercised its right to purchase a portion of its pro rata (then approximately 72%) share of the Brotman Notes and, effective January 7, 2010, purchased $3,500,000 of such Brotman Notes. During the Rights Offering, Culver Hospital Holdings, L.P. (“Culver”), a minority shareholder of Brotman, filed a shareholder complaint against Prospect, PHAS, Brotman, and each member of the Brotman Board of Directors.  The court granted a preliminary injunction that enjoins Prospect from taking the following actions:  (1) acquiring Culver’s share of convertible promissory notes, (2) converting the Brotman Notes into shares of Brotman common stock, (3) converting Brotman’s debt owed to Prospect into shares of Brotman common stock, and (4) using the proceeds of the Notes Offering to repay debt Brotman owes to Prospect.

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Additionally, pursuant to an Extension Agreement entered into effective April 12, 2011, $16,000,000 of the indebtedness due to the Los Angeles Jewish Home for Aging may have to be repaid as early as June 28, 2011 (Note 8). Management is currently attempting to implement operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing or renegotiation and extension of this debt. Prospect has limited ability to fund Brotman’s post acquisition operations.

As discussed in Note 13, Brotman was notified that it will be a net payer under the Assembly Bill 1383 (“AB 1383”) as amended by the Assembly Bill 1653 (collectively “AB 1653”). Brotman contested any liability under AB 1653; however, pending resolution of this disputed obligation, Brotman has recorded a liability of $4,800,000.  Beginning February 14, 2011, the California Department of Health Care Services (“DHCS”) began withholding against amounts otherwise due Brotman of $65,000 per week for 108 weeks totally approximately $7,000,000.  Brotman management is contesting these withholds. Failure by management to successfully contest such withholds, however, could potentially be a triggering event requiring a specific impairment evaluation of Brotman’s intangibles. An impairment evaluation was conducted effective March 31, 2011, with the results of such evaluation not requiring write down of goodwill under current accounting literature due to the negative carrying value of Brotman’s net assets; however, accounting literature is expected to be adopted by the Company effective October 1, 2011 (for public entities), which could require a write down of goodwill and the amount of such write down could be significant.

In addition, on April 13, 2011 California Governor, Jerry Brown signed SB 90 which provides for a six-month extension of the Hospital Fee Program from January 1, 2011 through June 30, 2011.  Under SB 90 Brotman is expected to be a “net loser” in the amount of approximately $1,174,000.  SB 90 is conditioned on approval by CMS.  If approved by CMS, it is anticipated that there would be two fee payments in May and June 2011 with the supplemental payments received by hospitals by the end of June.  Brotman does not have sufficient funds to pay the fee payments due under SB 90 and does not intend to pay them.  The Company currently believes that the net amount due by Brotman under SB 90 is included in the weekly Medi-Cal withholding of approximately $65,000 per week and that the State will not materially change the amount of the weekly withholding as a result of SB 90.  As previously discussed, Brotman has been informed that this Medi-Cal withholding is expected to continue for a total of approximately 108 weeks.

Brotman management is contesting these withholds. Failure by management to successfully contest such withholds however could potentially be a triggering event requiring a specific impairment evaluation of Brotman’s intangibles. The Company conducted an impairment analysis as of March 31, 2011 and determined that no write down of assets was required under current accounting literature due to the negative carrying value of Brotman’s net assets. However, accounting literature expected to be adopted by the Company effective first quarter of fiscal 2012 could require a write down of goodwill and intangibles and the amount of such write down could be significant.

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

The following table summarizes certain information for each of the reporting segments regularly provided to and reviewed by the chief operating decision maker (in thousands, unaudited):

	As of and for the Three Months Ended March 31, 2011
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$134,034	$47,591	$—	$—	$181,625
Intersegment revenues	—	116	—	(116)	—
Total revenues	134,034	47,707	—	(116)	181,625
Depreciation and amortization	1,210	725	3	—	1,938
Operating income (loss)	23,132	3,150	(4,045)	—	22,237
Interest expense and amortization of deferred financing costs, net of investment income	1,405	(26)	6,138	—	7,517
Income (loss) before income taxes	$21,727	$3,176	$(10,183)	$—	$14,720
Identifiable segment assets	$274,321	$98,102	$15,645	$—	$388,068
Segment capital expenditures, net of dispositions	$839	$25	$(38)	$—	$826
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

	As of and for the Three Months Ended March 31, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$70,538	$46,124	$—	$—	$116,662
Intersegment revenues	—	162	—	(162)	—
Total revenues	70,538	46,286	—	(162)	116,662
Operating income (loss)	11,863	2,517	(2,695)	—	11,685
Interest expense and amortization of deferred financing costs, net of investment income	1,262	436	5,837	(268)	7,267
Income (loss) before income taxes	$10,601	$2,107	$(8,264)	$—	$4,444
Identifiable segment assets (liabilities)	$268,040	$97,198	$16,415	$(3,621)	$378,032
Segment capital expenditures, net of dispositions	$849	$95	$6	$—	$950
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

	As of and for the Six Months Ended March 31, 2011
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$199,258	$95,279	$—	$—	$294,537
Intersegment revenues	621	(191)	—	(430)	—
Total revenues	199,879	95,088	—	(430)	294,537
Depreciation and amortization	2,419	1,449	7	—	3,875
Operating income (loss)	29,224	5,018	(20,837)	—	13,405
Interest expense and amortization of deferred financing costs, net of investment income	2,745	(58)	11,833	—	14,520
Income (loss) before income taxes	$26,479	$5,076	$(32,670)	$—	$(1,115)
Identifiable segment assets (liabilities)	$274,321	$98,102	$15,645	$—	$388,068
Segment capital expenditures, net of dispositions	$1,646	$25	$33	$—	$1,704
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

	As of and for the Six Months Ended March 31, 2010
	Hospital Services	Medical Group	Corporate	Intersegment Eliminations	Consolidated
Revenues from external customers	$139,950	$92,808	$—	$—	$232,758
Intersegment revenues	—	240	—	(240)	—
Total revenues	139,950	93,048	—	(240)	232,758
Operating income (loss)	24,444	5,266	(6,198)	—	23,512
Interest expense and amortization of deferred financing costs, net of investment income	2,460	435	11,635	(374)	14,156
Income (loss) before income taxes	$21,984	$4,886	$(17,459)	$—	$9,411
Identifiable segment assets (liabilities)	$268,040	$97,198	$16,415	$(3,621)	$378,032
Segment capital expenditures, net of dispositions	$1,276	$95	$11	$—	$1,382
Segment goodwill	$130,912	$22,338	$—	$—	$153,250

(1)                                  Prospect files consolidated tax returns and allocates costs for shared services and corporate overhead to each of the reporting segments. With the exception of the Brotman Acquisition, all acquisition-related debt, including debt related to the Medical Group and Hospital Services segment, is recorded at the Parent Entity level. As such, the Company does not allocate interest expense to the operating segments.

(2)                               Prospect Medical Group, Inc. (which serves as a holding company for the other affiliated physician organizations) files consolidated tax returns.

11. Income Taxes

The Company recorded a tax provision of approximately $8,224,000 and $4,849,000 for the three and six months ended March 31, 2011 at effective tax rates of 56% and (435%), respectively and a tax provision of approximately $1,944,000 and $4,447,000 for the three months and six months ended March 31, 2010, at effective tax rates of 44% and 47%, respectively. The higher effective tax rates in the fiscal 2011 period were primarily due to certain non-deductible transaction costs relating to the Ivy Merger and non-recognition of certain tax benefits associated with Brotman losses.

As of March 31, 2011, management has determined that there are no material unrecognized tax benefits and expects no material change within the next twelve months.

The Company incurred approximately $13,300,000 in transaction related costs related to the Ivy Merger, primarily during the six months ended March 31, 2011. The Company is currently performing a detailed analysis regarding the tax treatment of such costs in accordance with Treasury Reg. Section 1.263(a)-5. Pending the completion of such analysis, for fiscal 2011 quarterly financial reporting purposes, management has determined, based on estimate, that approximately $6,500,000 (tax effected approximately $1,380,000 of benefit) of such costs is deductible for tax purposes. On final completion of the analysis, the Company’s deductible costs relating to the merger could change materially.

In connection with the December 15, 2010 Ivy Merger, the Company cashed out substantially all employee stock options, which generated a substantial tax deduction. An estimate of this deduction has been recognized in the accompanying March 31, 2011 unaudited condensed consolidated financial statements. The Company is currently performing an analysis of this deduction. It is reasonably possible that the Company’s estimated deduction, once all analysis has been finalized, could change; and the amount of such change could be material.

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

Financial Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2011 and September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2011
Money market mutual funds and bonds	$771	$771	$—	$—
As of September 30, 2010
Money market mutual funds	$766	$766	$—	$—

The Company’s investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Nonfinancial Items Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets such as goodwill and identifiable intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairment charges related to goodwill and intangible assets were recorded for the six months ended March 31, 2011. See Note 9 for additional information regarding goodwill and intangible assets relating to the Brotman acquisition. The remaining goodwill and intangible assets related to the prior acquisitions of Alta and ProMed. Management of the Company evaluates intangibles and goodwill quarterly for “triggering events” that may be indicators of impairment. The Company performs an annual impairment test on the goodwill and intangibles. The impairment test at September 30, 2010 resulted in no impairment charges. The Company conducted an impairment analysis as of March 31, 2011 and determined that no write down of assets was required under current accounting literature due to negative carrying value of Brotman’s net assets. However, the accounting literature which is expected to be adopted by the Company effective first quarter of fiscal 2012 could require a write down of Brotman’s goodwill and the amount of such write down could be significant.

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

	As of March 31, 2011
	Carrying Amount	Fair Value
Assets:
Long-term notes receivable (included in Other Assets)	$270	$240
Liabilities:
Long-term debt	$149,328	$174,575

Included in other assets were long-term notes receivable, which amount was received as part of the consideration for the sale of three medical clinics in April 2004, the fair value of such notes receivable was estimated based on expected future payments discounted at risk-adjusted rates. The fair value of the Company’s long-term debt was determined based on quoted market prices at 111.5% with respect to Prospect’s Notes and based on expected future payments discounted at risk-adjusted rates of 10% with respect to Brotman’s debt.

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

The Company’s affiliated physician organizations must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the California Department of Managed Health Care. TNE is defined as net assets, less intangibles and amounts due from affiliates, plus subordinated obligations. At March 31, 2011, the Company and the affiliated physician organizations were in compliance with these regulatory requirements.

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

The State of California has enacted Assembly Bill 1383 (“AB 1383”) effective January 1, 2010, as amended by Assembly Bill 1653  (collectively “AB 1653”), to provide one-time supplemental payments to certain medical facilities such as the hospitals owned and operated by the Company’s subsidiaries that serve a disproportionate share of indigent and low-income patients. AB 1653 requires participating hospitals to pay fee assessments into a pool of funds to which the federal government contributes matching funds. These funds, including the federal matching funds, are then distributed to qualifying hospitals based on a prescribed formula.

Through March 31, 2011, the Company’s Alta hospitals received invoices for total fee assessments under AB 1653 of approximately $26,200,000 due in four equal installments between October 8, 2010 and March 31, 2011. The Company paid these fee assessments as they became due. Through March 31, 2011, supplemental payments to Alta received under AB 1653 totaled approximately $44,600,000. Accordingly, the “net” pre-tax benefit received by the Alta hospitals under this program was approximately $18,400,000. Additionally, the Alta hospitals received $0 and Brotman received approximately $64,000 subsequent to March 31, 2011, but related to periods prior to March 31, 2011. Per the Office of Statewide Health Planning and Development, all amounts received were reflected in net patient revenue, and all amounts paid were reflected in general and administrative expenses during the three months ended March 31, 2011.

In October 2010, Brotman received invoices for fee assessments under AB 1653 of approximately $19,000,000, also due in four equal installments between October 8, 2010 and December 13, 2010, following payment of which, Brotman was scheduled to receive approximately $15,000,000. Brotman does not have the financial resources to pay the assessed fees. Management of Brotman estimates that Brotman would be a “net” payer under AB 1653, since the fee assessments on Brotman could exceed by approximately $4,000,000 the supplemental payments that Brotman would expect to receive as part of the program. Accordingly, on October 6, 2010, the Company notified the DHCS that Brotman was opting out of the program. As a result, Brotman may not be entitled to receive any supplemental payments under AB 1653 and will be ineligible to participate in certain California-funded health care programs, other than Medi-Cal. Through March 31, 2011, implied supplemental payments to Brotman under AB 1653 were approximately $15,000,000. Accordingly, the “net” pre-tax loss incurred by Brotman under this program was approximately $4,000,000.

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

Beginning February 14, 2011, the DHCS started withholding against Brotman’s expected Medi-Cal payments of approximately $65,000 per week through March 31, 2011. Brotman has been informed that these withholds will continue for 108 weeks and total an aggregate of approximately $7,000,000, including interest and penalties.

In addition, on April 13, 2011 California Governor, Jerry Brown signed SB 90 which provides for a six-month extension of the Hospital Fee Program from January 1, 2011 through June 30, 2011.  Under SB 90 Brotman is expected to be a “net loser” in the amount of approximately $1,174,000.  SB 90 is conditioned on approval by CMS.  If approved by CMS, it is anticipated that there would be two fee payments in May and June 2011 with the supplemental payments received by hospitals by the end of June.  Brotman does not have sufficient funds to pay the fee payments due under SB 90 and does not intend to pay them.  We currently believe that the net amount due by Brotman under SB 90 is included in the weekly Medi-Cal withholding of approximately $65,000 per week and that the State will not materially change the amount of the weekly withholding as a result of SB 90.  As previously discussed, we believe that this Medi-Cal withholding will continue for a total of approximately 108 weeks.  Brotman is contesting these withholds.

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

Collective Bargaining Agreements

The collective bargaining agreement entered into between Hollywood Community Hospital, which is one of the hospitals under the consolidated group of Alta Hospitals System, LLC, and Service Employees International Union, United Healthcare Workers-West (“SEIU”), covers a small group of Hollywood Community Hospital’s employees and expired on May 9, 2011.  The parties are currently in negotiations.  In addition, approximately 80% of the employees of Brotman are part of a collective bargaining agreement with the SEIU or the California Nurses Association (“CNA”).  Brotman’s current agreements with SEIU and CNA expire on September 30, 2013, and October 31, 2012, respectively.

Insurance

The Company believes that the types and amounts of insurance coverage that it, its subsidiaries, and its affiliated physician organizations maintain, and that it requires its contracted physician providers to maintain, are customary in its industry and adequate for the risks insured. The Company cannot assure, however, that it will not become subject to claims not covered or that exceed its insurance coverage amounts.

Total actuarially determined incurred but not reported claims and case reserves for estimated malpractice liabilities at March 31, 2011 were approximately $1,711,000. These estimates may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated workers’ compensation liabilities at March 31, 2011 were $2,836,000 and are included in accounts payable and other accrued liabilities in the unaudited condensed consolidated balance sheet. These estimates are included in other accrued liabilities and may change in the future, and such changes may be material.

Total actuarially determined incurred but not reported claims and case reserves for estimated medical services liabilities under the fixed capitation arrangements at March 31, 2011 were $15,181,000. These estimates may change in the future, and such changes may be material.

Total incurred but not reported claims for estimated hospital services under the Capitation Arrangements (see Note 7) at Alta and Brotman at March 31, 2011 were approximately $5,083,000. These estimates, which are included under accrued medical claims and other healthcare costs payable in the unaudited condensed consolidated balance sheet at March 31, 2011, may change in the future, and such changes may be material.

Employee Health Plans

Brotman offers self-insured HMO and PPO plans to employees. Employee health benefits are administered by a local claims processor, based on plan coverage and eligibility guidelines determined by Brotman, as well as Brotman’s collective bargaining agreements. A commercial insurance policy covers losses in excess of $200,000 per occurrence. An actuarially estimated liability of approximately $443,000 and $448,000 for incurred but not reported claims has been included in accrued salaries and benefits as of March 31, 2011 and September 30, 2010, respectively.

Prospect, ProMed, and Alta offer fully-insured HMO and PPO plans to employees. Employee health benefits are administered by a commercial insurance carrier, based on plan coverage and eligibility guidelines determined by each entity. The insurance policies are guarantee cost and each entity incurs no claim liability if terminated.

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

14. Condensed consolidating financial statements of Prospect Medical Holdings, Inc. and subsidiaries as of March 31, 2011 and September 30, 2010 and for the three months and six months ended March 31, 2011

As discussed in Note 8, on July 29, 2009, the Company closed the offering of $160 million in 12.75% senior secured notes due 2014 (the “Notes”) and entered into a three-year $15 million revolving credit facility. The Notes and the revolving senior credit facility are jointly and severally guaranteed on a senior secured basis by all of the Company’s restricted subsidiaries (the “Guarantors”), other than Brotman, Nuestra and certain immaterial subsidiaries. The Notes are secured pari passu with the revolving credit facility on a first priority basis by liens on substantially all of the Company’s assets and assets of the subsidiary guarantors (other than accounts receivable and proceeds there from) including all mortgages on the Company and its subsidiary guarantors’ hospital properties (but excluding a pledge of, or mortgage on, the stock, properties or other assets of Brotman, AMVI/Prospect Medical Group and certain immaterial subsidiaries). The lenders under the revolving credit facility have a first priority lien on certain of the accounts receivable of the Company and the subsidiary guarantors, while the holders of the Notes have a second priority lien on such collateral (see Note 8).

The Company conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, the Company’s ability to make required payments with respect to its indebtedness (including the Notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

Pursuant to Rule 3-10 of Regulation S-X, the following summarized consolidating information is provided for the Company (the “Parent”), the Guarantors, and the Company’s non-Guarantor subsidiaries with respect to the Notes as of March 31, 2011 and September 30, 2010; and for the three and six months ended March 31, 2011.  This summarized financial information has been prepared from the books and records maintained by the Company, the Guarantors and the non-Guarantor subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors or non-Guarantor subsidiaries operated as independent entities. In addition, intercompany activities between subsidiaries and the Parent are presented within operating activities on the unaudited condensed consolidating statement of cash flows.

Unaudited condensed consolidating financial statements for the Company and its subsidiaries, including the Parent only, the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2011

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$316	$43,840	$3,088	$—	$47,244
Restricted cash	—	—	4,066	—	4,066
Investments, primarily restricted money market funds	—	638	—	—	638
Patient accounts receivable, net	—	22,279	22,409	—	44,688
Due from government payors	—	3,070	—	—	3,070
Other receivables	(4)	1,607	—	—	1,603
Refundable income taxes, net	5,014	(570)	690	—	5,134
Deferred income taxes, net	4,482	2,346	—	—	6,828
Inventories	—	1,568	2,285	—	3,853
Prepaid expenses and other current assets	910	4,834	2,655	—	8,399
Intercompany accounts	9,633	3,569	(13,120)	(82)	—
Total current assets	20,351	83,181	22,073	(82)	125,523
Property, improvements and equipment, net	34	54,440	9,101	—	63,575
Deferred financing costs, net	4,886	—	7	—	4,893
Goodwill	—	153,250	—	—	153,250
Other intangible assets, net	—	40,159	—	—	40,159
Other assets	6	4,865	—	(4,203)	668
Total assets	$25,277	$335,895	$31,181	$(4,285)	$388,068
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued medical claims and other health care costs payable	$—	$19,450	$343	$—	$19,793
Accounts payable and other accrued liabilities	6,123	7,157	19,998	—	33,278
Accrued salaries, wages and benefits	3,166	9,948	5,946	—	19,060
Due to government payors	—	1,641	13,090	—	14,731
Income taxes payable, net	—	57	(57)	—	—
Current portion of capital leases	—	203	175	—	378
Current portion of long-term debt	—	—	22,750	—	22,750
Other current liabilities	51	184	—	—	235
Total current liabilities	9,340	38,640	62,245	—	110,225
Long-term debt, net of current maturities	143,078	—	11,453	(4,203)	150,328
Deferred income taxes, net	4,963	26,754	—	—	31,717
Malpractice reserve	—	716	883	—	1,599
Capital leases, net of current portion	—	441	339	—	780
Other long-term liabilities	—	112	—	—	112
Total liabilities	157,381	66,663	74,920	(4,203)	294,761
Shareholder’s equity (deficit):
Common stock	1	(73)	(114)	187	1
Additional paid-in capital	107,923	(7,134)	8,303	(914)	108,178
Accumulated deficit	(240,028)	276,439	(51,928)	3,779	(11,738)
Total Prospect Medical Holdings, Inc.’s shareholder’s equity (deficit)	(132,104)	269,232	(43,739)	3,052	96,441
Noncontrolling interest	—	—	—	(3,134)	(3,134)
Total shareholder’s equity (deficit)	(132,104)	269,232	(43,739)	(82)	93,307
Total liabilities and shareholder’s equity	$25,277	$335,895	$31,181	$(4,285)	$388,068

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

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues:
Net Hospital Services revenues	$—	$89,658	$45,719	$(1,343)	$134,034
Medical Group revenues	—	47,016	691	(116)	47,591
Total revenues	—	136,674	46,410	(1,459)	181,625
Operating expenses:
Hospital operating expenses	—	57,331	46,379	(36)	103,674
Medical Group cost of revenues	—	37,378	525	—	37,903
General and administrative	4,042	9,470	3,989	(1,423)	16,078
Depreciation and amortization	3	1,734	201	—	1,938
Total operating expenses	4,045	105,913	51,094	(1,459)	159,593
Operating income from unconsolidated joint venture	—	205	—	—	205
Operating (loss) income	(4,045)	30,966	(4,684)	—	22,237
Other (income) expense:
Investment income	(337)	(176)	—	488	(25)
Interest expense and amortization of deferred financing cost, net of investment income	6,475	18	1,537	(488)	7,542
Total other expense, net	6,138	(158)	1,537	—	7,517
Income (loss) before income taxes	(10,183)	31,124	(6,221)	—	14,720
Provision for income taxes	7,988	786	(550)	—	8,224
Net income (loss)	(18,171)	30,338	(5,671)	—	6,496
Loss attributable to noncontrolling interest	—	—	—	(1,237)	(1,237)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(18,171)	$30,338	$(5,671)	$1,237	$7,733

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended March 31, 2011

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues:
Net Hospital Services revenues	$—	$128,662	$73,788	$(3,192)	$199,258
Medical Group revenues	—	93,900	1,379	—	95,279
Total revenues	—	222,562	75,167	(3,192)	294,537
Operating expenses:
Hospital operating expenses	—	82,633	70,721	2,465	155,819
Medical Group cost of revenues	—	74,311	1,031	—	75,342
General and administrative	20,830	21,474	9,976	(5,657)	46,623
Depreciation and amortization	7	3,476	392	—	3,875
Total operating expenses	20,837	181,894	82,120	(3,192)	281,659
Operating income from unconsolidated joint venture	—	527	—	—	527
Operating (loss) income	(20,837)	41,195	(6,953)	—	13,405
Other (income) expense:
Investment income	(626)	(359)	—	927	(58)
Interest expense and amortization-deferred financing cost, net of investment income	12,458	24	3,023	(927)	14,578
Total other (income) expense, net	11,832	(335)	3,023	—	14,520
Income (loss) before income taxes	(32,669)	41,530	(9,976)	—	(1,115)
Provision for income taxes	4,792	947	(890)	—	4,849
Net income (loss)	(37,461)	40,583	(9,086)	—	(5,964)
Income (loss) attributable to noncontrolling interest	—	—	—	(2,159)	(2,159)
Net income (loss) attributable to Prospect Medical Holdings, Inc.	$(37,461)	$40,583	$(9,086)	$(2,159)	$(3,805)

PROSPECT MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2011

(in thousands)

(Unaudited)

	Parent	Combined Guarantor	Combined Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Elimination	Consolidated

Operating activities
Net income (loss)	$(37,461)	$40,577	$(9,080)	$—	$(5,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7	3,476	392	—	3,875
Amortization of deferred financing costs, net	883	—	371	—	1,254
Amortization of original issue discount	1,476	—	169	—	1,645
Provision for bad debts	—	5,411	10,130	—	15,541
Deferred income taxes, net	843	—	—	—	843
Stock-based compensation	1,910	—	—	—	1,910
Excess tax benefits from stock-based compensation	(6,446)	—	—	—	(6,446)
Intercompany accounts	40,791	(55,526)	14,735	—	—
Change in assets and liabilities:
Patient accounts receivable and other receivables	—	(5,244)	(10,513)	—	(15,757)
Prepaid expenses and other	(787)	(2,392)	(24)	—	(3,203)
Inventories	—	(7)	19	—	12
Refundable income taxes, net	1,859	(755)	990	—	2,094
Deposits and other assets	—	84	(64)	—	20
Accrued medical claims and other healthcare costs payable	—	1,806	128	—	1,934
Accounts payable and other accrued liabilities	(2,039)	6,811	(4,762)	—	10
Net cash provided by (used in) operating activities	1,036	(5,759)	2,491	—	(2,232)
Investing activities
Purchases of property, improvements and equipment	(22)	(1,094)	(1,042)	—	(2,158)
Collections on notes receivable	(301)	28	—	301	28
Increase in restricted certificates of deposit	—	(5)	—	—	(5)
Net cash used in investing activities	(323)	(1,071)	(1,042)	301	(2,135)
Financing activities
Borrowings on Brotman line of credit, net	—	—	1,484	—	1,484
Borrowings on Brotman Note	—	—	301	(301)	—
Repayments on Brotman Creditors Trust Note	—	—	(500)	—	(500)
Repayments of term loan	(8,200)	—	—	—	(8,200)
Repayments on capital leases	—	(140)	(111)	—	(251)
Change in restricted cash	—	—	(944)	—	(944)
Proceeds from exercises of stock options and warrants	1,090	—	—	—	1,090
Excess tax benefits from stock-based compensation	6,446	—	—	—	6,446
Capital contribution	844	—	—	—	844
Brotman noncontrolling shareholder cash contribution	—	—	913	—	913
Net cash (used in) provided by financing activities	180	(140)	1,143	(301)	882
Increase (decrease) in cash and cash equivalents	893	(6,970)	2,592	––	(3,485)
Cash and cash equivalents at beginning of period	(575)	50,806	498	—	50,729
Cash and cash equivalents at end of period	$318	$43,836	$3,090	$––	$47,244

15. Subsequent Events

JHA Extension Agreement

On April 12, 2011, Brotman and JHA entered into an Extension Agreement with respect to the JHA Term A Loan (See Note 8) that extended the maturity date 75 days until June 28, 2011. Pursuant to the Extension Agreement, the outside date upon which JHA may exercise its option to purchase certain Brotman-owned property (as described in Note 8) was also extended until June 28, 2011. Brotman and JHA are currently negotiating an amendment and extension of the Term A Loan.

Gemino Amendment

Effective April 29, 2011, Brotman and Gemino entered into a Third Amendment to Credit Agreement and Waiver pursuant to the amended Credit Agreement (See Note 8), pursuant to which the required fixed charge coverage ratio was amended to require not less than 1.00:1.00 for the fiscal quarter ended March 31, 2011, among other things, and each fiscal quarter ending thereafter, with the ratio calculated on a cumulative annualized basis for the fiscal quarters ended March 31, June 30 and September 30, 2011, and calculated on a rolling four quarter basis thereafter.

Brotman Rights Offering

As discussed in Note 7, in order to fund potential withholds under the AB 1653 program for Brotman and related expenses, the Brotman Board of Directors approved a specific rights offering to be conducted in four separate tranches.  Effective May 12, 2011, the second tranche of this rights offering was completed, in the amount of 290,378 shares of Brotman stock at a price of $2.91 per share, for total proceeds of $850,000.  PHAS participated in the amount of $663,000 which, after consideration of other Brotman shareholders’ participation levels, resulted in PHAS’ ownership in Brotman increasing to 78.22%.

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

•   Final resolution of amounts payable by our Brotman subsidiary under the AB 1653 program;

•   Compliance with debt covenants;

•   Receipt of reimbursement from third party payers and collections of accounts receivable from uninsured patients;

•   Growth of uninsured and underinsured patients;

•   Decreases in the number of Health Maintenance Organization (“HMO”) enrollees using our affiliated independent physician organizations (“IPA”) networks;

•   Concentration of revenues within a limited number of payers and HMOs;

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

Immediately prior to the Ivy Merger, a group of our significant stockholders and management employees (the “Rollover Investors”) comprised of Samuel S. Lee (Chairman of the Board of Directors and Chief Executive Officer), David R. Topper (President of our Alta Hospitals System, LLC subsidiary), Mike Heather (Chief Financial Officer) and Dr. Jeereddi A. Prasad (a director and President of our ProMed Health Services subsidiary), contributed to Ivy Holdings a total of 6,227,824 shares of our common stock in exchange for 529,365 shares of Ivy Holdings common stock. As a result, following the completion of the merger, Messrs. Lee, Topper and Heather and Dr. Prasad beneficially owned approximately 20.2%, 14.9%, 1.6% and 1.2%, respectively, of the outstanding common stock of Ivy Holdings (excluding any stock options that have subsequently been granted, or may be granted in the future, pursuant to Ivy Holdings’ management equity incentive plan). Also, a group of eleven other employees of the Company (the “Additional Employee Investors”) contributed to Ivy Holdings approximately 136,765 shares of the Company’s common stock in exchange for shares of Ivy Holdings’ common stock. Following the completion of the merger, such additional employee investors beneficially own a total of approximately 0.8% of the outstanding common stock of Ivy Holdings (excluding any stock options that have subsequently been granted, or may be granted in the future, pursuant to Ivy Holdings’ management equity incentive plan). The LGP Funds own the remainder of the common stock of Ivy Holdings not owned by the Rollover Investors and the Additional Employee Investors.

In connection with the Ivy Merger, on December 10, 2010, we formed a wholly-owned subsidiary named Prospect Green Management, LLC, which is used solely to pay management compensation to Leonard Green for its advisory services.

Hospital Services Segment

We own and operate five hospitals in Los Angeles County, with a total of approximately 759 licensed beds served by 696 on-staff physicians at March 31, 2011. We acquired four community hospitals in Hollywood, Los Angeles, Norwalk and Van Nuys in connection with our acquisition of Alta, all accredited by Det Norske Veritas Healthcare, Inc. (“DNV”). Our fifth hospital is Brotman Medical Center, located in Culver City, which is also accredited by DNV.

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

When Brotman emerged from Chapter 11 bankruptcy proceedings on April 14, 2009 (the “Acquisition Date”), pursuant to the bankruptcy plan of reorganization, the Company increased its existing approximately 33.1% ownership stake in Brotman, to approximately 72% via an investment of approximately $2.5 million in cash, thereby obtaining a controlling interest.

On November 4, 2010, Brotman commenced a rights offering (the “November 2010 Rights Offering”) pursuant to which it offered all shareholders of record as of the close of business on the record date of October 31, 2010 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,288,659 shares of its common stock offered at a price of $2.91 per share. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period began with a mailing to qualified rights holders on November 4, 2010 and terminated on November 15, 2010. Following the consummation of the November 2010 Rights Offering, the Company, having participated in the amount of $3,065,000, increased its existing ownership stake in Brotman from 71.96% to 78.14%.

In order to fund potential withholds under the AB 1653 program for Brotman and related expenses, on February 7, 2011, Brotman commenced another rights offering (the “February 2011 Rights Offering”) pursuant to which it offered all shareholders of record as of the close of business on the record date of January 31, 2011 the right to subscribe and purchase all or any portion of their proportionate share of the total 1,235,396 shares of its common stock offered at a price of $2.91 per share in up to four (4) separate tranches. The initial tranche offered 364,262 shares and each other tranche will offer 290,378 shares. Each tranche offering includes an oversubscription period during which eligible record shareholders who fully subscribe during the initial offering period are entitled to purchase the remaining unsubscribed shares at the same price of $2.91 per share. The oversubscription period for the first completed tranche offering began with a mailing to qualified rights holders on February 7, 2011 and terminated on February 15, 2011. Following the consummation of the first tranche offering, PHAS, having participated in the amount of $831,466, increased its existing ownership stake in Brotman from approximately 78.14% to approximately 78.2% with the participation in the offering by Brotman’s second largest shareholder, Culver Hospital Holdings, L.P., and the non-participation of certain other shareholders. PHAS’ ownership in Brotman increased to 78.22% following completion of the second tranche on May 12, 2011.

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

The State of California has enacted Assembly Bill 1383 (“AB 1383”) effective January 1, 2010, as amended by Assembly Bill 1653  (collectively “AB 1653”), to provide one-time supplemental payments to certain medical facilities such as the hospitals owned and operated by the Company’s subsidiaries that serve a disproportionate share of indigent and low-income patients. AB 1653 requires participating hospitals to pay fee assessments into a pool of funds to which the federal government contributes matching funds. These funds, including the federal matching funds, are then distributed to qualifying hospitals based on a prescribed formula based on Medicaid services performed over the period April 1, 2009 through December 31, 2010. Based on a formula for determining the fees assessed on participating hospitals and the separate formula for determining the supplemental payments to qualifying hospitals, some participating hospitals will be “net” beneficiaries under the program and others will be “net” payors under the program.

As discussed in Note 13, Brotman was notified that it will be a net payer under the Assembly Bill 1383 (“AB 1383”) as amended by the Assembly Bill 1653 (collectively “AB 1653”).  Brotman contested any liability under AB 1653; however, pending resolution of this disputed obligation, Brotman has recorded a liability of $4,800,000.  Beginning February 14, 2011, the California Department of Health Care Services (“DHCS”) began weekly withholding against amounts otherwise due Brotman of $65,000 per week for 108 weeks totally approximately $7,000,000.  Brotman management is contesting these withholds.

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

Hospital Services Results of Operations

The following table sets forth the unaudited results of operations for our Hospital Services segment and is used in the discussion below (in thousands):

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2011	2010	Increase (Decrease)%		2011	2010	Increase (Decrease)%
Net Hospital Services revenues:
Medicare	$39,405	$33,586	$5,819	17.3%	$71,431	$69,539	$1,892	2.7%
Medi-Cal (5)	78,302	17,054	61,248	359.1%	97,281	33,787	63,494	187.9%
Managed care	10,667	11,392	(725)	(6.4)%	20,410	23,064	(2,654)	(11.5)%
Self pay	1,068	4,921	(3,853)	(78.3)%	2,284	9,036	(6,752)	(74.7)%
Capitation revenue	4,440	1,621	2,819	173.9%	7,587	2,398	5,190	216.5%
Other	152	1,964	(1,812)	(92.3)%	266	2,126	(1,860)	(87.5)%
Total Hospital Services revenues	134,034	70,538	63,496	90.0%	199,258	139,950	59,309	42.4%
Hospital Services operating expenses:
Salaries, wages and benefits	33,007	32,018	989	3.1%	64,004	63,933	71	0.1%
Supplies	5,518	5,270	248	4.7%	10,390	11,130	(740)	(6.6)%
Provision for doubtful accounts	7,959	7,670	289	3.8%	15,541	14,641	900	6.2%
Lease and rental expense	689	720	(31)	(4.3)%	1,460	1,431	29	2.0%
Capitation expense	4,300	1,453	2,847	195.9%	7,176	1,820	5,356	294.3%
Other operating expenses (6)	52,201	3,696	45,415	1,228.8%	57,249	7,540	49,709	659.3%
Total Hospital Services operating expenses	103,674	50,827	49,757	97.9%	155,819	100,495	55,324	55.1%
General and administrative	6,017	6,629	(612)	(9.2)%	11,797	12,587	(790)	(6.3)%
Depreciation and amortization expense	1,210	1,219	(9)	(0.7)%	2,419	2,424	(5)	(0.2)%
Total non-medical expenses	7,227	7,848	(621)	(7.9)%	14,216	15,011	(795)	(5.3)%
Operating income	$23,132	$11,863	$11,269	95.0%	$29,224	$24,444	$4,781	19.6%

The following table sets forth selected operating items, expressed as a percentage of total net Hospital Services revenue (unaudited):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Hospital Services revenues:
Medicare	29.4%	47.6%	36.0%	49.7%
Medi-Cal (5)	58.4%	24.2%	48.8%	24.1%
Managed care	8.0%	16.2%	10.2%	16.5%
Self pay	0.8%	7.0%	1.1%	6.5%
Capitation revenue	3.3%	2.2%	3.8%	1.7%
Other revenues	0.1%	2.8%	0.1%	1.5%
Total Hospital Services revenues	100.0%	100.0%	100.0%	100.0%
Hospital Services operating expenses:
Salaries, wages and benefits	24.6%	45.4%	32.1%	45.7%
Supplies expense	4.1%	7.5%	5.2%	8.0%
Provision for doubtful accounts	5.9%	10.9%	7.8%	10.5%
Lease and rental expense	0.5%	1.0%	0.7%	1.0%
Capitation expense	3.2%	2.1%	3.6%	1.3%
Other operating expenses	36.6%	5.2%	28.7%	5.4%
Total Hospital Services operating expenses	75.0%	72.1%	78.2%	71.8%
General and administrative	6.8%	9.4%	5.9%	9.0%
Depreciation and amortization	0.9%	1.7%	1.2%	1.7%
Total non-medical expenses	7.7%	11.1%	7.1%	10.7%
Operating income	17.3%	16.8%	14.7%	17.5%

The following table shows certain selected historical operating statistics for our hospitals:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Net inpatient revenues (in thousands) (1)	$122,956	$58,024	111.9%	$179,422	$117,872	52.2%
Net outpatient revenues (in thousands)(1)	$6,486	$8,929	(27.4)%	$11,983	$16,854	(28.9)%
Capitation revenue (in thousands)	$4,440	$1,621	173.9%	$7,587	$2,398	216.4%
Other services revenues (in thousands)	$152	$1,964	(92.3)%	$266	$2,126	(87.5)%
Number of hospitals at end of period	5	5	—%	5	5	—%
Licensed beds at end of the period	759	759	—%	759	759	—%
Average licensed beds	759	759	—%	759	759	—%
Average available beds	616	616	—%	616	616	—%
Admissions (2)	6,073	6,065	0.1%	11,561	12,052	(4.1)%
Adjusted patient admissions (3)	6,777	6,795	(0.3)%	12,937	13,496	(4.1)%
Net inpatient revenue per admission	$20,246	$9,567	111.6%	$15,520	$9,780	58.7%
Patient days	40,030	38,246	4.7%	77,192	76,294	1.2%
Adjusted patient days	44,668	43,081	3.7%	86,563	85,849	0.8%
Average length of patients’ stay (days)	6.6	6.3	4.6%	6.7	6.3	6.3%
Net inpatient revenue per patient day	$3,072	$1,519	100.2%	$2,316	$1,552	49.2%
Outpatient visits	12,378	13,593	(8.9)%	24,394	27,749	(12.1)%
Net outpatient revenue per visit	$501	$657	(23.7)%	$479	$607	(21.1)%
Occupancy rate for licensed beds (4)	58.6%	56.0%	2.6%	56.5%	56.0%	(0.1)%
Occupancy rate for available beds (4)	72.2%	69.0%	23.5%	69.6%	69.0%	11.9%

(1)           Net inpatient revenues include self-pay revenues of approximately $945,000 and $2,984,000, $2,019,000 and $4,909,000, for the three months ended and six months ended March 31, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of approximately $123,000 and $1,937,000, $265,000 and $4,127,000 for the three months ended and six months ended March 31, 2011 and 2010, respectively.

(2)           Charity care admissions represent 1.7% and 0.9% of total admissions for the six months ended March 31, 2011 and 2010, respectively.  Based on the Company’s gross charge rates, revenues foregone under the charity policy, including indigent accounts, were approximately $1,268,000 and $1,916,000 for the six months ended March 31, 2011 and 2010, respectively.

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

(5)           Medi-Cal revenues include approximately $59,600,000 related to AB 1653 during the three and six month periods ended March 31, 2011; zero during the 2010 periods.

(6)           Other operating expense includes approximately $45,200,000 related to AB 1653 during the three and six month periods ended March 31, 2011; zero during the 2010 periods.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Hospital Services revenues

Net Hospital Services revenues increased $63,496,000 to approximately $134,034,000 for the three months ended March 31, 2011, from approximately $70,538,000 for the three months ended March 31, 2010.  The 2011 fiscal period includes revenue related to AB 1653 of approximately $59,600,000 compared to none in the 2010 fiscal period.  The 2011 fiscal period included capitation revenue of $4,440,000, compared to $1,621,000 in the fiscal 2010 period earned under two Capitation Arrangements entered into on March 1, 2010 and March 1, 2011 (see Note 7 to the accompanying unaudited condensed consolidated financial statements). Excluding revenue received under AB 1653 and the Capitation Arrangements, for the three months ended March 31, 2011, net Hospital Services revenues increased 1.6%. This increase was primarily attributable to higher patient days and increased length of stay.

Salaries, Wages and Benefits

Salaries, wages and benefits (“SWB”) expense was approximately $33,007,000 for the three months ended March 31, 2011 compared to $32,018,000 for the three months ended March 31, 2010, an increase of approximately $989,000, or 3.1%.  Adjusted for the effect of net revenue earned under AB 1653, SWB as a percentage of net Hospital Services revenues decreased 1.1% to 44.3% for the three months ended March 31, 2011, as compared to 45.4% for the three months ended March 31, 2010. This decrease in SWB expense as a percent of revenue was primarily the result of an decrease in Medicare length of patient stays requiring additional staffing and increased labor expense due to inflation and merit rate increases, offset by improved efficiencies which require additional staffing.

Supplies

Supplies expense was $5,518,000 for the three months ended March 31, 2011, or 4.1% of net Hospital Services revenue, compared to $5,270,000 for the three months ended March 31, 2010, or 7.5% of net Hospital Services revenue. Adjusted for the effect of revenue earned under AB 1653, in the fiscal 2011 period, supplies expense as a percent of net Hospital Services revenues decreased 0.1% to 7.4% for the three months ended March 31, 2011. The decrease was primarily the result of improved cost management.

Provision for Doubtful Accounts

Provision for doubtful accounts was $7,959,000 for the three months ended March 31, 2011, or 5.9% of net Hospital Services revenue, compared to $7,670,000 for the three months ended March 31, 2010, or 10.9% of net Hospital Services revenue. Adjusted for the effect of revenue earned under AB 1653, in the fiscal 2011 period, provision for doubtful accounts as a percent of net Hospital Services revenues decreased 0.2% to 10.7% for the three months ended March 31, 2011. The provision for doubtful accounts relates principally to self-pay amounts due from patients and commercial managed care amounts. The change was due to a decrease in the self-pay collection rate attributed to current economic conditions.

Lease and Rental Expense

Lease and rental expense for the three months ended March 31, 2011 was approximately $689,000, representing an decrease of approximately $31,000 or 4.3% from lease and rental expense for the three months ended March 31, 2010 of approximately $720,000. Adjusted for the effect of AB 1653, hospital lease and rental expense as a percentage of net Hospital Services revenue for the three months ended March 31, 2011 was consistent for the three months ended March 31, 2010.

Other Operating Expenses

Other operating expenses consist primarily of repairs and maintenance, registry costs and outside service expenses. Other operating expenses was $52,201,000 for the three months ended March 31, 2011, or 38.9% of net Hospital Services revenue, compared to $3,696,000 for the three months ended March 31, 2010, or 5.2% of total revenue. Included in other operating expenses in the fiscal 2011 period were provider fees of approximately $45,200,000 related to AB 1653. Adjusted for the effect of AB 1653, as a percent of net Hospital Services revenues, other operating expenses increased 4.2% to 9.4% for the three months ended March 31, 2011. This change was due primarily to increased registry costs to cover a temporary shortage of emergency room nurses and costs incurred to implement 24/7 pharmacy coverage at Alta’s hospitals.

General and Administrative

General and administrative expenses (“G&A”) consist primarily of utilities, insurance, purchased services and property taxes. G&A was $6,017,000 for the three months ended March 31, 2011, or 4.5% of net Hospital Services revenue, compared to $6,629,000 for the three months ended March 31, 2010, or 9.4% of net Hospital Services revenue. Adjusted for the effect of AB 1653, as a percent of net Hospital Service revenues, G&A was consistent for the three months ended March 31, 2011 as compared to March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased 0.1% in the three months ended March 31, 2011 to $1,210,000 compared to $1,219,000 in the three months ended March 31, 2010. Adjusted for the effect of AB 1653 and the Capitation Arrangements, depreciation and amortization expense as a percent of net Hospital Services decreased 0.1% to 1.7% for the three months ended March 31, 2011 and was consistent with 1.8% for the three months ended March 31, 2010.   Included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $354,000 in each of the three-month periods ended March 31, 2011 and 2010, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $23,132,000 and $11,863,000 for the three months ended March 31, 2011 and 2010, respectively.  This increase was the result of the changes discussed above.  These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Net Hospital Services revenues

Net Hospital Services revenues increased $59,309,000 to approximately $199,258,000 for the six months ended March 31, 2011, from approximately $139,950,000 for the six months ended March 31, 2010. The 2011 fiscal period includes revenue related to AB 1653 of approximately $59,600,000 compared to none in the 2010 fiscal period.  The 2011 fiscal period included capitation revenue of $7,587,000, compared to $2,398,000 in the fiscal 2010 period earned under two Capitation Arrangements entered into on March 1, 2010 and March 1, 2011 (see Note 7 to the accompanying unaudited condensed consolidated financial statements). Excluding revenue received under AB 1653 and the Capitation Arrangements, for the six months ended March 31, 2011, net Hospital Services revenues decreased 4.0%.

Salaries, Wages and Benefits

Salaries, wages and benefits (“SWB”) expense was approximately $64,004,000 for the six months ended March 31, 2011 compared to $63,933,000 for the six months ended March 31, 2010, an increase of approximately $70,000, or 0.1%.  Adjusted for the effect of net revenue earned under AB 1653, SWB as a percentage of net Hospital Services revenues increased 0.1% to 45.8% for the six months ended March 31, 2011, as compared to 45.7% for the six months ended March 31, 2010. This increase in SWB expense as a percent of revenue was primarily the result of an increase in Medicare length of patient stays requiring additional staffing and increased labor expense due to inflation and merit rate increases, offset by improved efficiencies and effective management of staffing levels.

Supplies

Supplies expense was $10,390,000 for the six months ended March 31, 2011, or 5.2% of net Hospital Services revenue, compared to $11,130,000 for the six months ended March 31, 2010, or 8.0% of net Hospital Services revenue. Adjusted for the effect of revenue earned under AB 1653, in the fiscal 2011 period, supplies expense as a percent of net Hospital Services revenues decreased 0.6% to 7.4% for the six months ended March 31, 2011. The decrease was primarily the result of efficient supply utilization and cost management.

Provision for Doubtful Accounts

Provision for doubtful accounts was $15,541,000 for the six months ended March 31, 2011, or 7.8% of net Hospital Services revenue, compared to $14,641,000 for the six months ended March 31, 2010, or 10.5% of net Hospital Services revenue. Adjusted for the effect of revenue earned under AB 1653, in the fiscal 2011 period, provision for doubtful accounts as a percent of net Hospital Services revenues increased 0.6% to 11.1% for the six months ended March 31, 2011. The provision for doubtful accounts relates principally to self-pay amounts due from patients and commercial managed care amounts. The increase was due to a decrease in the self-pay collection rate attributed to current economic conditions.

Lease and Rental Expense

Lease and rental expense for the six months ended March 31, 2011 was approximately $1,460,000, representing an increase of approximately $29,000 or 2.0% from lease and rental expense for the six months ended March 31, 2010 of approximately $1,431,000. Adjusted for the effect of AB 1653, hospital lease and rental expense as a percentage of net Hospital Services revenue for the six months ended March 31, 2011 was consistent for the six months ended March 31, 2010.

Other Operating Expenses

Other operating expenses consist primarily of repairs and maintenance, registry costs and outside service expenses. Other operating expenses were $57,249,000 for the six months ended March 31, 2011, or 28.7% of net Hospital Services revenue, compared to $7,540,000 for the six months ended March 31, 2010, or 10.5% of total revenue. Included in other operating expenses in the fiscal 2011 period were provider fees of approximately $45,200,000 related to AB 1653, compared to none for the fiscal 2010 period. Adjusted for the effect of AB 1653, as a percent of net Hospital Services revenues, other operating expenses increased 3.2% to 8.6% for the six months ended March 31, 2011. This increase was due primarily to increased registry costs to cover a temporary shortage of emergency room nurses and to implement 24/7 pharmacy coverage at Alta’s hospitals.

General and Administrative

General and administrative expenses (“G&A”) consist primarily of utilities, insurance, purchased services and property taxes. G&A were $11,797,000 for the six months ended March 31, 2011, or 5.9% of net Hospital Services revenue, compared to $12,587,000 for the six months ended March 31, 2010, or 9.0% of net Hospital Services revenue. Adjusted for the effect of AB 1653, as a percent of net Hospital Service revenues, G&A increased 0.1% to 9.1% for the six months ended March 31, 2011. This decrease was due primarily to an decrease in legal fees for collection services.

Depreciation and Amortization

Depreciation and amortization expense decreased 0.2% in the six months ended March 31, 2011 to $2,419,000 compared to $2,424,000 in the six months ended March 31, 2010. Adjusted for the effect of AB 1653 and the Capitation Arrangements, depreciation and amortization expense as a percent of net Hospital Services remained consistent at 1.8% for the six months ended March 31, 2011 and included in depreciation and amortization expense was amortization of identifiable intangibles of approximately $709,000 in each of the six-month periods ended March 31, 2011 and 2010, respectively.

Operating Income

Our Hospital Services segment reported operating income of approximately $29,224,000 and $24,444,000 for the six months ended March 31, 2011 and 2010, respectively.  This increase was the result of the changes discussed above.  These operating results from the Hospital Services segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

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

The affiliated physician organizations provided medical services to a combined total of approximately 173,000 HMO enrollees as of March 31, 2011, including approximately 21,000 enrollees that we manage for the economic benefit of independent third parties, and for which we earn management fee income.

As of March 31, 2011, our Medical Groups have contracts with approximately 16 HMOs, from which our revenue was primarily derived. HMOs offer a comprehensive healthcare benefits package in exchange for a capitation amount per enrollee that does not vary through the contract period regardless of the quantity or cost of medical services required or used. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a prepaid charge, with minimal deductibles or co-payments required of the members. The contracts between our affiliated physician organizations and the HMOs provide for the provision of medical services by the affiliated physician organization to the HMO enrollees in consideration for the prepayment of the fixed monthly capitation amount per enrollee.

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

Medical Group revenues also include incentive payments from HMOs under “pay-for-performance” programs for quality medical care based on various criteria. These incentives are generally received in the third and fourth quarters of our fiscal year and are recorded when such amounts are known since other parties maintain the information necessary to independently and reliably estimate these amounts.

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

As discussed in Note 7 to the accompanying unaudited financial statements, effective March 1, 2010, we entered into a Global Capitation Arrangement whereby we agreed to provide hospital, medical and other healthcare services to approximately 1,900 senior members.  On March 1, 2011, we entered into a similar Global Capitation Arrangement with a different HMO whereby we agreed to provide the same services to approximately 2,900 senior members.

We have historically increased our membership through acquisitions in previous years. These increases through acquisitions have historically been offset by HMO enrollment declines at our Medical Groups, especially in the Commercial membership category, similar to the recent HMO enrollment trends in California. The following table sets forth the approximate number of members, by category (in thousands):

	As of March 31,
			% Increase
Member Category	2011	2010	(Decrease)
Commercial - owned	118.8	124.7	(4.7)%
Commercial - managed(l)	7.6	1.6	375.0%
Senior - owned	22.4	22.1	1.4%
Senior - managed(1)	0.6	0.2	200.0%
Medi-Cal - owned	11.4	10.9	4.6%
Medi-Cal - managed(1)	12.5	8.3	50.6%
Total	173.3	167.8	3.3%

(1)                                  Represents members that we manage on behalf of third parties in exchange for a management fee.

The following table details total paid member months, by member category, for the three-month and six-month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	% Increase (Decrease)	2011	2010	% Increase (Decrease)
Commercial - owned	359	375	(4.3)%	728	768	(5.2)%
Commercial - managed(1)	23	5	360.0%	46	10	360.0%
Senior - owned	67	66	1.5%	133	131	1.5%
Senior - managed(1)	2	1	100.0%	3	1	200.0%
Medi-Cal - owned	34	33	3.0%	68	68	0.0%
Medi-Cal - managed(1)	37	25	48.0%	74	51	45.1%
	522	505	3.4%	1,052	1,029	2.2%

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

Expenses related to medical care services include payments to contracted primary care physicians and payments to non-contracted specialists. In general, primary care physicians are paid on a capitation basis, while specialists are paid on either a capitation or a fee-for-service basis.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of incurred but not reported amounts (“IBNR”).  We estimate our IBNR monthly, based on a number of factors, including prior claims experience. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted each month as more information becomes available. In addition to our own IBNR estimation process, we obtain semi-annual reviews of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate and appropriate, but there can be no assurance that medical care costs will not materially differ from such estimates. In addition to contractual reimbursements to providers, we also make discretionary incentive payments to physicians, which are in large part based on pay-for-performance incentives, shared risk revenues and any favorable senior capitation risk-adjustment payments we receive. Since we record these revenues generally in the third or fourth quarter of each fiscal year, when the incentives and capitation adjustments are communicated to us by the health plans, we also historically adjust interim accruals of discretionary physician bonuses in the same periods. Because incentives and risk-adjustment revenues are a key determinant in the amount of these discretionary bonuses, variability in earnings due to fluctuations in revenues is mitigated by the recording of such physician bonuses.

General and administrative expenses (“G&A”) are largely comprised of wage and benefit costs and other administrative expenses. G&A functions include, but are not limited to, claims processing, information systems, provider relations, finance and accounting services, and legal and regulatory services.

Medical Group Results of Operations

The following tables summarize our net operating revenue, operating expenses and operating income from Medical Group operations and are used in the discussions below for the three-month and six-month periods ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2011	2010	Increase (Decrease)%		2011	2010	Increase (Decrease)%
Medical Group revenues:
Capitation	$47,048	$45,933	$1,115	2.4%	$94,049	$92,381	$1,668	1.8%
Management fees	314	158	156	98.7%	836	312	524	167.9%
Other operating revenues	229	33	196	593.9%	394	115	279	243.2%
Total Medical Group revenues	47,591	46,124	1,467	3.2%	95,279	92,808	2,471	2.7%
Medical Group cost of revenues:
PCP capitation	8,047	8,187	(140)	-1.7%	16,201	16,593	(392)	-2.4%
Specialist capitation	10,290	10,285	5	0.0%	20,756	20,633	123	0.6%
Claims expense	18,559	17,521	1,038	5.9%	37,388	35,514	1,875	5.3%
Other physician expense	825	493	332	67.3%	946	223	723	324.2%
Other cost of revenues	182	378	(196)	-51.9%	51	745	(694)	-93.2%
Total Medical Group cost of revenues	37,903	36,864	1,039	2.8%	75,342	73,708	1,634	2.2%
Gross margin	9,688	9,260	428	4.6%	19,937	19,100	836	4.4%
General and administrative expense	6,018	6,467	(449)	-6.9%	13,995	13,140	855	6.5%
Depreciation and amortization expense	725	856	(131)	-15.3%	1,449	1,725	(276)	-16.0%
Total other expenses	6,743	7,323	(580)	-7.9%	15,444	14,865	579	3.9%
Income from unconsolidated joint venture	205	580	(375)	-64.7%	526	1,031	(505)	-49.0%
Operating income	$3,150	$2,517	$633	25.1%	$5,018	$5,266	$(248)	-4.7%
Medical cost ratio	80.6%	80.3%			80.1%	79.8%

The following table sets forth selected operating items, expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Medical Group revenues:
Capitation	98.9%	99.6%	98.7%	99.6%
Management fees	0.7%	0.3%	0.9%	0.3%
Other operating revenues	0.5%	0.1%	0.4%	0.1%
Total Medical Group revenues	100.0%	100.0%	100.0%	100.0%
Medical Group cost of revenues:
PCP capitation	16.9%	17.8%	17.0%	17.9%
Specialist capitation	21.6%	22.3%	21.8%	22.2%
Claims expense	39.0%	38.0%	39.2%	38.3%
Other physician expense	1.7%	1.1%	1.0%	0.2%
Other cost of revenues	0.4%	0.8%	0.1%	0.8%
Total Medical Group cost of revenues	79.6%	79.9%	79.1%	79.4%
Gross margin	20.4%	20.1%	20.9%	20.6%
General and administrative	12.6%	14.0%	14.7%	14.2%
Depreciation and amortization	1.5%	1.9%	1.5%	1.9%
Total other expenses	14.2%	15.9%	16.2%	16.0%
Income from unconsolidated joint venture	0.4%	1.3%	0.6%	1.1%
Operating income	6.6%	5.5%	5.3%	5.7%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Capitation Revenue

Capitation revenue for the three months ended March 31, 2011 was approximately $47,048,000, representing an increase of approximately $1,115,000 or 2.4% from capitation revenue for the three months ended March 31, 2010, of approximately $45,933,000.

The net increase in capitation revenue was due to negotiated health plan rate increases and risk score adjustments, offset by a net decrease in membership.

Management Fee Revenue

Management fee revenue for the three months ended March 31, 2011 was approximately $314,000, representing an increase of approximately $158,000 or 98.7% from management fee revenue for the three months ended March 31, 2010, of approximately $158,000.

The increase during the fiscal 2011 period was due to management fees earned under the new management agreement entered into with an unaffiliated medical group effective May 1, 2010. Under the agreement, Prospect currently manages approximately 10,400 HMO enrollees with monthly management fees ranging from 7.5% to 12.5% of revenues, depending on the type of revenues managed. The agreement is for an initial three-year period, with an automatic renewal provision and 90-day cancellation provision.

Other Operating Revenue

Other operating revenue for the three months ended March 31, 2011 was approximately $229,000, representing an increase of approximately $196,000 or 593.9% over other operating revenue for the three months ended March 31, 2010, of approximately $33,000.

The increase was due primarily to the collection of escheated funds from the State of California.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the three months ended March 31, 2011 was approximately $8,047,000, representing a decrease of $140,000 or 1.7% over PCP capitation expense for the three months ended March 31, 2010, of approximately $8,187,000.

The net decrease in PCP capitation payments is due to decline in enrollment, offset by rate increases offered to PCPs in order to retain and enroll more membership.

Specialist Capitation Expense

Specialist Capitation expense for the three months ended March 31, 2011 was approximately $10,290,000, representing an increase of $5,000 or 0% from specialist capitation expense for the three months ended March 31, 2010, of approximately $10,285,000, with such negligible change being in line with management expectations.

Claims Expense

Claims expense for the three months ended March 31, 2011 was approximately $18,559,000, representing a decrease of $1,038,000 or 5.9% over claims expense for the three months ended March 31, 2010, of approximately $17,521,000. The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.  The increase was also due to rate increases to specialists to remain market competitive and maintain access for our members.

Other Physician Expense

Bonuses and other physician expenses for the three months ended March 31, 2011 was approximately $825,000, representing an increase of $332,000 or 67.3% over physician expenses for the three months ended March 31, 2010, of approximately $493,000.

The increase was primarily as a result of incentives paid to physicians for participation in pay-for-performance programs associated with commercial membership, compensation paid for health assessments provided to senior members, and accruals for discretionary bonus amounts anticipated to be paid at the end of the year.

Other Cost of Revenues

Other cost of revenues for the three months ended March 31, 2011 was approximately $182,000, which includes a settlement related to 2009 to 2010 claims with an other provider settled and recognized in second quarter 2010.

Medical Cost Ratio

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 19.4% for the three months ended March 31, 2011, from 19.7% for the three months ended March 31, 2010.

The change in our gross margin percentage between the fiscal 2011 and 2010 periods was due to the combined impact of the changes discussed above.

General and Administrative

G&A were approximately $6,018,000 for the three months ended March 31, 2011, representing 12.6% of total Medical Group revenues, as compared with approximately $6,467,000 or 14% of total Medical Group revenues, for the fiscal 2010 period.

The main component of the decrease during the fiscal 2011 period was the recovery of a legal settlement in the 2011 period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2011 decreased approximately $131,000 to $725,000 from $856,000 for the same period of the prior year, primarily due to having fully amortized certain intangible assets related to the ProMed Acquisition.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the three months ended March 31, 2011 was $205,000 compared to $580,000 for the same period of the prior year, which decrease was primarily due to increased claims costs for OneCare members in the 2011 period.

Operating Income

Our Medical Group segment reported operating income of approximately $3,150,000 and $2,517,000, for the three months ended March 31, 2011 and 2010, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Capitation Revenue

Capitation revenue for the six months ended March 31, 2011 was approximately $94,049,000, representing an increase of approximately $1,668,000 or 1.8% from capitation revenue for the six months ended March 31, 2010, of approximately $92,381,000.

The net increase in capitation revenue was due to negotiated health plan rate increases and risk score adjustments, offset by a net decrease in membership.

Management Fee Revenue

Management fee revenue for the six months ended March 31, 2011 was approximately $836,000, representing an increase of approximately $524,000 or 167.9% from management fee revenue for the six months ended March 31, 2010, of approximately $312,000.

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

Other Operating Revenue

Other operating revenue for the six months ended March 31, 2011 was approximately $394,000, representing an increase of approximately $279,000 or 243.2% over other revenue for the six months ended March 31, 2010, of approximately $115,000.

The increase was due primarily to the collection of escheated funds from the State of California.

PCP Capitation Expense

Primary care physician (“PCP”) capitation expense for the six months ended March 31, 2011 was approximately $16,201,000, representing a decrease of $392,000 or 2.4% over PCP capitation expense for the six months ended March 31, 2010, of approximately $16,593,000.

The net decrease in PCP capitation payments is due to decline in enrollment, offset by rate increases offered to PCPs in order to retain and enroll more membership.

Specialist Capitation Expense

Specialist Capitation expense for the six months ended March 31, 2011 was approximately $20,756,000, representing an increase of $123,000 or 0.6% from specialist capitation expense for the six months ended March 31, 2010, of approximately $20,633,000.

The net increase during the quarter ended March 31, 2011 was due to decreased enrollment offset by increases paid to remain market competitive.

Claims Expense

Claims expense for the six months ended March 31, 2011 was approximately $37,388,000, representing a decrease of $1,875,000 or 5.3% over claims expense for the six months ended March 31, 2010, of approximately $35,514,000. The increase was due primarily to moving more of certain specialties to a fee-for-service basis in the current fiscal period, which move was considered more beneficial to the Company.  The increase was also due to rate increases to specialists to remain market competitive and maintain access for our members.

Other Physician Expense

Bonuses and other physician expenses for the six months ended March 31, 2011 was approximately $946,000, representing an increase of $723,000 or 324.2% over physician expenses for the six months ended March 31, 2010, of approximately $223,000.

The increase was primarily as a result of incentives paid to physicians for participation in pay-for-performance programs associated with commercial membership, compensation paid for health assessments provided to senior members, and accruals for discretionary bonus amounts anticipated to be paid at the end of the year.

Other Cost of Revenues

Other cost of revenues for the six months ended March 31, 2011 was approximately $51,000, due to a net recovery from stop loss and insured services in the current year period, versus an expense of $745,000 for the six months ended March 31, 2010.

Medical Cost Ratio

Medical care costs as a percentage of medical revenues (the medical cost ratio, a non-GAAP measure) largely determine our gross margin. Our gross margin decreased to 19.9% for the three months ended March 31, 2011, from 20.2% for the six months ended March 31, 2010.

The change in our gross margin percentage between the fiscal 2011 and 2010 periods was due to the combined impact of the changes discussed above.

General and Administrative

G&A were approximately $13,995,000 for the six months ended March 31, 2011, representing 14.7% of total Medical Group revenues, as compared with approximately $13,140,000 or 14.2% of total Medical Group revenues, for the fiscal 2010 period.

The main component of the increase during the fiscal 2011 period was legal costs for a payment made to former ProMed shareholders for remaining escrow monies previously set aside to secure exclusive provider contracts.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2011 decreased to approximately $1,449,000 from $1,725,000 for the same period of the prior year, primarily due to having fully amortized certain intangible assets related to the ProMed Acquisition.

Income from Unconsolidated Joint Venture

The income from unconsolidated joint venture for the six months ended March 31, 2011 was $526,000 compared to $1,031,000 for the same period of the prior year, which decrease was primarily due to increased claims costs for OneCare members in the 2011 period.

Operating Income

Our Medical Group segment reported operating income of approximately $5,018,000 and $5,266,000, for the six months ended March 31, 2011 and 2010, respectively, as a result of the changes discussed above. The operating results of the Medical Group segment include certain corporate expense allocations for insurance, professional fees, and amortization of identifiable intangibles that relate to this segment.

Corporate Segment

Certain expenses incurred at the Parent Entity not specifically allocable to the Hospital Services or Medical Group segments are recorded in the Corporate segment.  These expenses include salaries (including stock-based compensation), benefits, financing, rent, supplies, legal, SEC compliance, and Sarbanes-Oxley compliance.  We do not allocate interest expense or income taxes to the other reporting segments.

The following table summarizes our corporate expense for the Parent Entity, and is used in the discussion below for the three-month and six-month periods ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,				Six Months Ended March 31,
	2011	2010	Increase	%	2011	2010	Increase	%
Operating Expenses:
General and administrative	$4,042	$2,692	$1,350	50.2%	$20,830	$6,191	$14,639	236.5%
Depreciation and amortization	3	3	—	—%	7	7	—	—%
Total Operating Expenses	4,045	2,695	1,350	50.2%	20,837	6,198	14,639	236.2%
Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net of investment income	6,138	5,569	569	10.2%	11,833	11,261	572	5.1%
Total Other Expenses	6,138	5,569	569	10.2%	11,833	11,261	572	5.1%
Total Corporate Expenses	$10,183	$8,264	$1,919	23.2%	$32,670	$17,459	$15,211	87.1%

The following table sets forth selected operating items, expressed as a percentage of total consolidated revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Operating Expenses:
General and administrative	2.2%	2.3%	7.1%	2.7%
Depreciation and amortization	0.0%	0.0%	0.0%	0.0%
Total Operating Expenses	2.2%	2.3%	7.1%	2.7%
Other (Income) Expense:
Interest expense and amortization of deferred financing costs, net of investment income	3.4%	4.8%	4.0%	4.8%
Total Other Expenses	3.4%	4.8%	4.0%	4.8%
Total Corporate Expenses	5.6%	7.1%	11.1%	7.5%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

General and Administrative

G&A expense for the three months ended March 31, 2011 was approximately $4,042,000 representing approximately 2.2% of total consolidated revenues, compared to approximately $2,692,000 or approximately 2.3% of total consolidated revenues, for the three months ended March 31, 2010. The increase in G&A expenses of approximately $1,350,000 during the fiscal 2011 period was due primarily to the timing of accruals for annual management incentive compensation.

Interest Expense and Amortization of Deferred Financing Costs, net

Interest expense and amortization of deferred financing costs, net for the three months ended March 31, 2011 was approximately $6,138,000 or 3.4% of total consolidated revenues, compared to approximately $5,569,000 or 4.8% of total consolidated revenues for the three months ended March 31, 2010.  This increase was due to the expensing of all OID and deferred finance costs plus a 1% premium related to $8,200,000 of high yield bonds which were tendered following the Ivy merger and repaid during the quarter ended March 31, 2011.  The percentage of total revenue decreased as a result of increased consolidated revenues in the 2011 period.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

General and Administrative

G&A expense for the six months ended March 31, 2011 was approximately $20,830,000 representing approximately 7.0% of total consolidated revenues, compared to approximately $6,191,000 or approximately 2.7% of total consolidated revenues, for the six months ended March 31, 2010. During the fiscal 2011 period, we incurred approximately $13,300,000 of expenses related to the Ivy Merger and approximately $1,500,000 of increased stock-based compensation during the fiscal 2011 period due to accelerated vesting in connection with the Ivy merger.

Interest Expense and Amortization of Deferred Financing Costs, net

Interest expense and amortization of deferred financing costs, net for the six months ended March 31, 2011 was approximately $11,833,000 or 4.0% of total consolidated revenues, compared to approximately $11,261,000 or 4.8% of total consolidated revenues for the six months ended March 31, 2010. This increase was due to the expensing of all OID and deferred finance costs, plus a 1% premium related to $8,200,000 of high yield bonds which were tendered following the Ivy merger, and repaid during the quarter ended March 31, 2011.  The percentage of total revenue decreased as a result of increased consolidated revenues in the 2011 period.

Consolidated Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Provision for Income Taxes

Income tax provision for the three months ended March 31, 2011 was approximately $8,224,000 compared to $1,944,000 in the three months ended March 31, 2010 with the fluctuation as a result of the change in income before taxes. The effective tax rate was 56% for the three months ended March 31, 2011 compared to 44% for the three months ended March 31, 2010. The higher effective tax rate in the fiscal 2011 period was primarily due to the loss at Brotman, the tax benefit for which cannot be utilized for federal purposes in the tax provision.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests, net of tax for the three months ended March 31, 2011 was approximately $1,237,000, as compared to $87,000 for the three months ended March 31, 2010. The increase was due primarily to the higher net loss at Brotman during the fiscal 2011 period.  Contributing to this increased loss was Brotman’s recording of a net charge of approximately $4,000,000 during the 2011 period, as a result of AB1653.

Net Income Attributable to Prospect Medical Holdings, Inc.

Net income attributable to Prospect Medical Holdings, Inc. for the three months ended March 31, 2011 was approximately $7,733,000, as compared to net income of approximately $2,587,000 for the three months ended March 31, 2010, which change was the result of the items discussed above.

Six Months Ended March 31, 2011 Compared to Six months Ended March 31, 2010

Provision for Income Taxes

Income tax provision for the six months ended March 31, 2011 was approximately $4,849,000 compared to $4,447,000 in the six months ended March 31, 2010 with the fluctuation as a result of the change in income before taxes. The effective tax rate was (435%) for the six months ended March 31, 2011 compared to 47% for the six months ended March 31, 2010. The higher effective tax rate in the fiscal 2011 period was primarily due to the higher loss at Brotman, the tax benefit for which cannot be utilized for federal income tax purposes and certain non-deductible transaction costs relating to the Ivy merger.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests, net of tax for the six months ended March 31, 2011 was approximately $2,159,000, as compared to $483,000 for the six months ended March 31, 2010. The increase was due primarily to the higher net loss at Brotman during the fiscal 2011 period. Contributing to this increased loss was Brotman’s recording of a net charge of approximately $4,000,000 as a result of AB 1653 during the 2011 period.

Net Income (Loss) Attributable to Prospect Medical Holdings, Inc.

Net loss income attributable to Prospect Medical Holdings, Inc. for the six months ended March 31, 2011 was approximately $3,805,000, as compared to net income of approximately $5,447,000 for the six months ended March 31, 2010, which change was the result of the items discussed above.

Liquidity and Capital Resources

As further discussed in Note 4, effective December 15, 2010, our stockholders adopted the Merger Agreement, entered into among the Company, with Ivy Holdings Inc. and Ivy Merger Sub Corp., at a special meeting of stockholders. Following the merger, each holder of the Company’s senior secured notes described in Note 8 was entitled under the notes’ indenture to require the Company to repurchase all or a portion of the holder’s senior secured notes at a cash purchase price equal to 101% of the principal amount of the senior secured notes plus accrued and unpaid interest. Accordingly, following the effective time of the merger, a notice was provided to each holder of such notes advising the holder that it was entitled under the indenture, prior to January 14, 2011, to require the Company to purchase the senior secured notes held by the holder at a purchase price equal to 101% of the principal amount of the senior secured notes, plus accrued and unpaid interest to the date of purchase. Senior secured notes with an aggregate principal amount of $8,200,000 were tendered, and Prospect repurchased such notes effective January 19, 2011. The remaining outstanding $151,800,000 in principal amount of senior secured notes have been reflected as non-current in the accompanying March 31, 2011 unaudited condensed consolidated balance sheet (refer to Note 8).

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

Our investment strategies are designed to provide safety and preservation of capital, sufficient liquidity to meet the cash flow needs of our business operations and attainment of a competitive return. As of March 31, 2011, we invested our cash in interest bearing money market accounts, interest-bearing certificates of deposit and non interest-bearing checking accounts. All of these amounts are classified as current assets and included in cash and cash equivalents in our consolidated balance sheets.

Since emergence from bankruptcy, Brotman has continued to incur losses and experience liquidity issues. Additionally, pursuant to an Extension Agreement entered into effective April 12, 2011, $16,000,000 of the indebtedness due to the JHA Term A Loan may have to be repaid as early as June 28, 2011. Management is currently working on operational improvements aimed at returning Brotman to profitability and is evaluating the refinancing of this debt or the extension of its repayment dates. Prospect has limited ability to fund Brotman’s operations.

As discussed in Note 13, Brotman could potentially be a net payer under the AB 1653 program in excess of $4,000,000 through March 31, 2011. Beginning February 14, 2011, withholds of Brotman’s expected Medi-Cal payments began in the amount of $65,000 per week. Brotman management is contesting these withholds. Failure by management to successfully contest such withholds however could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles. Such impairment evaluation was conducted effective March 31, 2011, with the results of such evaluation not requiring write down of goodwill under current accounting literature, which does not allow impairment when the carrying value of net assets is negative; however, accounting literature expected to be adopted by the Company effective first quarter of fiscal 2012 could require a write down of goodwill and the amount of such write down could be significant.

Cash Flow from Operations

Net cash used in operating activities was approximately $2,232,000 for the six months ended March 31, 2011 compared to net cash provided by operating activities of approximately $4,701,000 for the six months ended March 31, 2010. Key positive and negative factors contributing to the change between the fiscal 2011 and 2010 periods include the following:

•                  Income from operations before income taxes, interest expense, depreciation and amortization of $17,675,000 in the six months ended March 31, 2011, as compared to income of $27,669,000 in the six months ended March 31, 2010, with the fiscal 2011 period including Ivy merger expenses totaling approximately $13,300,000.

•             During the six months ended March 31, 2011, our Alta hospitals received , on a net basis, approximately $18,400,000 in connection with the AB 1653 program and the Brotman hospital recognized, but did not pay, approximately $4,000,000, net;

•             Excess tax benefits from stock-based compensation of approximately $6,446,000 in the fiscal 2011 period compared to none in the fiscal 2010, which amount represents the tax benefit of the excess of the deductible amount over the total recognized compensation cost, primarily related to cashing out of stock options and restricted stock in connection with the Ivy Merger;

•             Decreased patient, other receivables of approximately $15,757,000 in the fiscal 2011 period as compared to approximately $16,069,000 in the fiscal 2010 period, which changes primarily due to increased collection and lower admissions in the fiscal 2011 period; and

Net cash provided by investing activities was approximately $2,135,000 for the six months ended March 31, 2011, compared to a use of approximately $1,324,000 for the six months ended March 31, 2010. During the six months ended March 31, 2011, we spent $2,158,000 for capital expenditures for replacement equipment and general improvements, primarily at our hospital facilities. During the six months ended March 31, 2010, we invested approximately $1,382,000 of capital expenditures for equipment, renovations and upgrades of existing facilities.

Net cash used in financing activities was approximately $882,000 for the six months ended March 31, 2011, as compared to a use of approximately $253,000 for the six months ended March 31, 2010. During the fiscal 2011 period, net cash provided by financing activities reflect the net proceeds from Brotman’s increased revolving line of credit, cash proceeds from exercises of stock options and warrants, cash contribution from a minority shareholder in Brotman in connection with the November 2010 and February 2011 Rights Offerings and a capital contribution received in connection with the Ivy Merger, offset by increased deposits into restricted cash as required by Brotman’s JHA financing, principal repayments on Brotman’s Creditors’ Trust Note, repayment of capital lease obligations, and the repurchase of $8,200,000 of the high yield bonds. During the fiscal 2010 period, net cash used in financing activities reflect the net proceeds from Brotman’s revolving line of credit and cash proceeds from exercises of stock options and warrants, offset by increased deposits into restricted cash as required by Brotman’s JHA financing, principal repayments on Brotman’s Creditors’ Trust Note and repayment of capital lease obligations.

As of March 31, 2011, we had positive working capital of approximately $15,298,000 as compared to negative working capital of approximately $135,773,000 at September 30, 2010, with the current year change being primarily the result of reflecting Prospect’s remaining senior secured notes as long-term at March 31, 2011.

As of March 31, 2011 and September 30, 2010, cash, cash equivalents and investments (including restricted amounts) totaled approximately $51,948,000 and $54,485,000, respectively.

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

The JHA financing was comprised of two term debt components, a $16.0 million tranche secured by assets on the west side of the Brotman campus commonly referred to as “Delmas West” and a $6.25 million tranche on the main hospital pavilion on the east side of the property. The $16.0 million tranche contains an option for JHA to acquire the Delmas West parcel for a purchase price equal to the outstanding debt within 24 months of the effective date of the bankruptcy. The outside date upon which the option can be exercised, and the maturity date of the $16.0 million tranche, were extended until June 28, 2011 pursuant to an Extension Agreement entered into by Brotman and JHA as of April 12, 2011. If JHA does not exercise its option, Brotman will be required to refinance the $16.0 million tranche on or before June 28, 2011. Brotman and JHA are currently negotiating an amendment and extension of the Term A Loan, pending completion of which amounts owing under this loan have been reflected as current in the Company’s March 31, 2011 unaudited condensed consolidated balance sheet. In addition, the $6.25 million tranche of the JHA transaction will mature on April 14, 2012 and Brotman will need to secure financing to retire this portion of the debt.

As part of the JHA financing, Brotman is required to deposit approximately $140,000 monthly into a reserve account for capital improvements, emergency room construction, taxes and insurance.

The Gemino financing was comprised of a $6.0 million (increased to $7,000,000 pursuant to an amendment entered into effective February 17, 2010), senior credit facility secured by accounts receivable. The facility expires on the earlier of April 14, 2012 and the JHA loan (see above) maturity date and bears interest at LIBOR plus 7% per annum, with a LIBOR floor of 4%. Interest is incurred based on the greater of $2 million or the outstanding principal balance. The agreement also includes an unused line fee of 0.5% per annum and a collateral line fee, based on the average outstanding principal balance, of 0.5% per annum. The senior credit facility agreement contains customary covenants for facilities of this type, including restrictions on the payment of dividends, change in ownership/management, asset sales, incurrence of additional indebtedness, sale-leaseback transactions, and related party transactions. Brotman must also comply with financial covenants. Prior to a recent amendment discussed below, Brotman was required to comply with a fixed charge coverage ratio of not less than (i) 1.10:1.00 for the fiscal quarter ending December 31, 2009, (ii) 1.15:1.00 for the fiscal quarter ending September 30, 2009; and (iii) 1.20:1.00 for each fiscal quarter ending thereafter.  As of September 30, 2009, Brotman was not in compliance with the required financial covenants under the Gemino credit agreement.  Pursuant to an amendment entered into effective December 11, 2009, the Gemino credit agreement was amended to provide, among other things, a waiver of the specified events of default and the amendment to the definition of the fixed charge coverage ratio.  Under the amended credit agreement, the fixed charge coverage ratio was amended to require not less than (i) 1.00:1.00 for the fiscal quarters ended December 31, 2009 and March 31, 2010; (ii) 1.05:1.00 for the fiscal quarters ended December 31, 2010 and ending September 30, 2010; (iii) 1.10:1.00 for the fiscal quarters ending December 31, 2010 and March 31, 2011; and (iv) 1.20:1.00 for the fiscal quarter ending June 30, 2011 and each fiscal quarter ending thereafter. The Gemino credit agreement was amended again on April 29, 2011, to , among other things, waive past covenant violations, and require a fixed charge coverage ratio of not less than 1.00:1.00 for the fiscal quarter ended March 31, 2011 and each fiscal quarter ending thereafter, with the ratio calculated on a cumulative annualized basis for the fiscal quarters ended March 31, June 30 and September 30, 2011, and calculated on a rolling four quarter basis thereafter.

The Class 4 Note, which was executed on April 14, 2009, the Effective Date of Brotman’s Plan of Reorganization, for the benefit of the allowed Class 4 claims (as defined in the Plan of Reorganization) bears interest at 7.50% per annum and is payable in sixteen equal quarterly installments of principal and accrued interest through February 15, 2013. The Note contains a covenant which, so long as amounts remain outstanding under the Note, restricts Brotman from paying Prospect in cash a consulting fee of more than $100,000 per month, as specified in the Amended and Restated Consulting Services Agreement (see Note 7 to the accompanying consolidated financial statements). As such, although the amount of the consulting fee was increased to 4.5% of Brotman’s net operating revenue effective April 14, 2009, the amount of such consulting fee actually paid in cash cannot exceed $100,000 per month until such time permitted by applicable agreement or the Creditor Trust Note has been amended or repaid. For the six-month periods ended March 31, 2011 and 2010, total principal repayments on the Class 4 Note were approximately $500,000 and $531,000, respectively.

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

For Medicare and Medi-Cal programs, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Under the Medi-Cal program’s prospective reimbursement systems, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates. Certain types of payments by the Medicare program (e.g. Medicare Disproportionate Share Hospital and Medicare Allowable Bad Debts) are subject to retroactive adjustment in future periods. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to finalize. Normal estimation differences between anticipated final settlements and amounts accrued in previous years are reflected in net patient service revenue. As of March 31, 2011 and September 30, 2010, cost report settlements which are recorded as third-party settlements receivable or (payable) in the accompanying balance sheets totaled approximately ($897,000) and $103,000, respectively.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most appropriate and current information available. However, due to the complexities involved in these estimations, actual payments from payers may be materially different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our consolidated net hospital services revenue and net income would have changed by approximately $2,958,000 and $1,716,000, respectively, for the three months ended March 31, 2011 and by approximately $5,608,000 and $3,252,000, respectively, for the six months ended March 31, 2011. This calculation excludes revenue of approximately $59,600,000 under AB 1653. The process of determining these allowances requires us to estimate the amount expected to be received based on payer contract provisions, historical collection data as well as other factors and requires a high degree of judgment. This process is impacted by changes in legislation, managed care contracts and other related factors. A significant increase in our estimate of contractual discounts for Medicare, Medi-Cal and managed care plans would significantly lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer (in thousands):

	March 31, 2011			September 30, 2010
	Accounts Receivable before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$18,078	$1,600	$16,478	$16,538	$1,644	$14,894
Medi-Cal	16,290	1,487	14,803	16,656	1,697	14,959
Managed care	13,237	3,248	9,989	11,358	1,622	9,736
Self-pay	19,981	16,563	3,418	18,553	15,573	2,980
Other	—	—	—	247	139	108
Total	$67,586	$22,898	$44,688	$63,352	$20,675	$42,677

When considering the adequacy of our allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with healthcare industry trends/indicators, historical collection rates by payer and other business and economic conditions that might reasonably be expected to affect the collectability of the balance. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payer has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income would have changed by approximately $229,000 and $133,000, respectively, in the three and six months ended March 31, 2011. The provision for doubtful accounts as a percentage of net patient revenues, exclusive of AB 1653 revenues, was 11.7% for the six months ended March 31, 2011 compared to 10.8% for the six months ended March 31, 2010. The increase was attributable primarily to increased bad debt reserves reflecting the impact of the current economy on individuals’ ability to pay.

Of the accounts receivable identified as due from third party payers at the time of billing, a small percentage may convert to self-pay upon denials from third party payers. Those accounts are closely monitored on a routine basis for potential denial and are reclassified to the proper payer group as appropriate.

Third party payer and self-pay balances, as a percent of total gross billed accounts receivable are summarized in the tables below:

	March 31, 2011					September 30, 2010
	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total	Medicare	Medi-Cal	Managed Care	Self-Pay & Other	Total

0 - 60 days	87%	80%	47%	17%	70%	82%	72%	51%	13%	66%
61 - 120 days	9%	9%	23%	25%	14%	8%	16%	24%	24%	16%
121 - 180 days	2%	5%	10%	17%	6%	6%	6%	14%	20%	9%
Over 180 days	2%	6%	20%	41%	10%	4%	6%	11%	43%	9%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Our AR Days from Hospital Services operations were 40.6 days at March 31, 2011 compared to 56.7 days at September 30, 2010. The decrease in AR days is primarily attributable to increased collection of Medicare and Medi-Cal receivables during the six months ended March 31, 2011. AR Days are calculated as our accounts receivable from Hospital Services operations on the last date in the relevant quarter divided by our net patient revenues for the quarter ended on that date divided by the number of days in the quarter.

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

We also earn additional incentive revenue or incur penalties under HMO contracts by sharing in the risk for hospital related expenses including inpatient services utilized. As of March 31, 2011, most of our contracts provide that, shared risk deficits are not payable unless and until we generate future risk-sharing surpluses. Risk pools are generally settled in the third or fourth quarter of the following calendar year. Due to the lack of access to timely information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are recorded when such amounts are known. We also receive incentives under “pay-for-performance” programs for quality medical care based on various criteria. Pay-for-performance payments are generally recorded in the third and fourth quarters of our fiscal year when such amounts are known, once we are in receipt of information necessary to reliably estimate these amounts. Risk pool and pay-for-performance incentives are affected by many factors, some of which are beyond our control, and may vary significantly from year to year.

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

The following unaudited tables reflect (i) the change in our estimate of claims liability as of March 31, 2011 that would have resulted had we changed our completion factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 5th through 25th months) by the percentages indicated; and (ii) the change in our estimate of claims liability as of March 31, 2011 that would have resulted had we changed trended PMPM factors for all applicable months of service included in our IBNR calculation (i.e., the preceding 1st through 4th months) by the percentages indicated. Changes in estimate of the magnitude indicated in the ranges presented are considered reasonably likely.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(4,853)
(2)%	$(3,235)
(1)%	$(1,618)
1%	$1,618
2%	$3,235
3%	$4,853

Increase (Decrease) in Trended PMPM Factors	Increase (Decrease) in Accrued Medical Claims Payable
(in thousands)
(3)%	$(990)
(2)%	$(660)
(1)%	$(330)
1%	$330
2%	$660
3%	$990

The following table shows the components of the change in medical claims and benefits payable which includes captiation agreements for both the Alta Hospitals and Medical Group (in thousands):

	Six Months Ended
	March 31,
	2011	2010
IBNR as of beginning of period	$17,859	$16,824
Healthcare claims expense incurred during the period:
Current year	45,911	37,004
Prior years	(1,122)	(1,524)
Total incurred	44,789	35,480
Healthcare claims paid during the period:
Current year	(27,369)	(23,717)
Prior years	(15,486)	(13,594)
Total paid	(42,855)	(37,311)
IBNR as of end of period	$19,793	$14,993

For the period ended March 31, 2011, the $1,122,000 change in estimate related to IBNR as of September 30, 2010 represented approximately 6.3% of the IBNR balance as of September 30, 2010, approximately 1.6% of fiscal 2010 claims expense, and after consideration of tax effect, approximately 23% of net income for the period then ended.

For the period ended March 31, 2010, the $1,524,000 change in estimate related to IBNR as of September 30, 2009 represented approximately 9.1% of the IBNR balance as of September 30, 2009, approximately 2.1% of fiscal 2009 claims expense, and after consideration of tax effect, approximately 44% of net loss from continuing operations for the year then ended.

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

As discussed in Note 13, Brotman could potentially be a net payer under the AB 1653 program in excess of $4,000,000 through March 31, 2011. Beginning February 14, 2011, withholds of Brotman’s expected Medi-Cal payments began in the amount of $65,000 per week. Brotman management is contesting these withholds. Failure by management to successfully contest such withholds however could potentially be a triggering event that would require a specific impairment evaluation of Brotman’s intangibles. Such impairment evaluation was conducted effective March 31, 2011, with the results of such evaluation not requiring write down of goodwill under current accounting literature, which does not allow impairment when the carrying value of net assets is negative. however, accounting literature expected to be adopted by the Company effective first quarter of fiscal 2012 could require a write down of assets and the amount of such write down could be significant.

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

In December 2010, the FASB issued amendments to the existing goodwill impairment accounting standards which modify the goodwill impairment test for reporting units with zero or negative carrying amounts of which Brotman has a negative carrying value at quarter ending March 31, 2011. For those reporting units, an entity would be required to perform additional goodwill impairment testing if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment would be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. See note 9 for further discussion regarding Brotman’s impairment evaluation.  The adoption of this accounting guidance could have a material impact on the Company’s financial position.

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

The following table summarizes all changes in Brotman ownership interest during the preceding three years:

Changes In Brotman Ownership Interest	Effective Date	Purchase Price	Location
Brotman - increased investment to 71.96% pursuant to the terms of Brotman plan of reorganization (accounted for as a business combination)	April 14, 2009	$2,556,000	Los Angeles County

Brotman — increased investment to 78.14% pursuant to the November 2010 Rights Offering	November 15, 2010	$3,065,000	Los Angeles County

Brotman — increased investment to 78.20% pursuant to February 2011 Rights Offering tranche	February 15, 2011	$831,466	Los Angeles County

Brotman — increased investment to 78.22% pursuant to May 2011 Rights Offering tranche	May 12, 2011	$663,000	Los Angeles County

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2011, under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation and in light of the material weakness in the financial reporting process at Brotman Medical Center, Inc. (“Brotman”) discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date in ensuring that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

To address these deficiencies, we are in the process of implementing significant changes in the Brotman accounting department. We added additional resources and personnel with experience in understanding complexities of the business and the required financial reporting process. Additional control processes and oversight procedures have been implemented; however, a longer evaluation period is needed to reasonably validate that such processes and procedures are operating at a level to have fully remediated the material weakness as of March 31, 2011. At Brotman, we continue to expend significant efforts on financial reporting activities, integration of operations and expansion of our disclosure controls and procedures.

Remediation Steps to Address Material Weaknesses:

Based on findings of material weaknesses in our internal control over financial reporting, we have taken steps to strengthen our internal controls within the financial reporting process. We have added to the expertise and depth of personnel within the Brotman accounting department, including the addition of senior level accounting professionals with specific and significant expertise in the critical areas identified above. We also added additional resources to assist in the review and preparation of significant account balance reconciliations as well as the implementation of new policies and procedures. Senior management has increased its scrutiny and oversight of Brotman’s financial statements and has performed significant top-down financial statement analysis to gain additional assurance as to the accuracy of Brotman’s financial information. We will continue to work on and improve the financial reporting process of Brotman and its impact on the corporate consolidating financial reporting process. In review, the principal measures that we are in the process of undertaking to remediate these deficiencies are as follows:

•                  We have reorganized Brotman’s accounting department to functionally report to the hospital segment Chief Financial Officer and added additional resources to implement a sound financial reporting process;

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

Changes in Internal Control over Financial Reporting

Except as discussed above, regarding Brotman, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

The following documents are being filed as exhibits to this report:

10.1	Extension Agreement re. Loan Agreement, Promissory Note and Option Agreement, entered into as of April 12, 2011 by and between Brotman Medical Center, Inc. and JHA WEST 16, LLC.*

10.2	Third Amendment to Credit Agreement, dated as of April 29, 2011, between Brotman Medical Center, Inc. (as borrower) and Gemino Healthcare Finance, LLC (as lender).*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT MEDICAL HOLDINGS, INC.
(Registrant)

May 16, 2011	/s/ SAMUEL S. LEE
Samuel S. Lee
Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	/s/ MIKE HEATHER
Mike Heather
Chief Financial Officer
(Principal Financial Officer)